Form 10-Q
period 1999-10-31
NAVISITE INC
filed 1999-12-15
CIK 1084750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                        Commission file number: 0-27597

                               ----------------

                                NAVISITE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 52-2137343
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
           incorporation)

        100 Brickstone Square
       Andover, Massachusetts                             01810
   (Address of principal executive                     (Zip Code)
              offices)

                                (978) 552-3300
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X  (*)

   As of December 14, 1999, there were 28,048,812 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

 (*)The registrant has been subject to such filing requirements since October
                                    21, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 NAVISITE, INC

                Form 10-Q for the Quarter ended October 31, 1999

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of October 31, 1999 (unaudited)
          and July 31, 1999............................................      3

         Consolidated Statements of Operations for the three months ended
          October 31, 1999 and 1998 (unaudited)........................      4

         Consolidated Statements of Cash Flows for the three months ended
          October 31, 1999 and 1998 (unaudited)........................      5

         Notes to Interim Consolidated Financial Statements............      6

         Management's Discussion and Analysis of Financial Condition
 Item 2.  and Results of Operations....................................      9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk....     21

                           PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds.....................     22

 Item 4. Submission of Matters to a Vote of Security Holders...........     23

 Item 6. Exhibits and Reports on Form 8-K..............................     24

 SIGNATURE..............................................................    25

 EXHIBIT INDEX..........................................................    26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                          October 31, July 31,
                                                             1999       1999
                                                          ----------- --------
                                                          (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 69,560   $  3,352
  Accounts receivable, less allowance for doubtful
   accounts of $416 and $262 at October 31, 1999 and July
   31, 1999, respectively................................     3,167      1,881
  Accounts receivable from related parties...............     2,290         77
  Prepaid expenses.......................................       707        628
  Deferred IPO costs.....................................       --         831
                                                           --------   --------
    Total current assets.................................    75,724      6,769
                                                           --------   --------
Property and equipment, net..............................    19,806     13,159
Deposits.................................................     2,847        389
Goodwill, net of accumulated amortization of $270 and
 $220 at October 31, 1999 and July 31, 1999,
 respectively............................................       743        794
                                                           --------   --------
Total assets.............................................  $ 99,120   $ 21,111
                                                           ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................  $  5,923   $  2,224
  Amount payable to related party........................       112        --
  Accrued expenses and deferred revenue..................     7,016      3,963
  Capital lease obligations, current portion.............       175        229
  Software vendor payable, current portion...............       718        708
  Notes payable, current portion.........................     1,000      1,000
                                                           --------   --------
Total current liabilities................................    14,944      8,124
                                                           --------   --------
Capital lease obligations, less current portion..........       144        178
Software vendor payable, less current portion............     1,622      1,757
                                                           --------   --------
Total liabilities........................................    16,710     10,059
                                                           --------   --------
  Series C Convertible Redeemable Preferred Stock, $.01
   par value, 1,095 shares authorized; 0 and 1,095 shares
   issued and outstanding at October 31, 1999 and July
   31, 1999, respectively (at liquidation value).........       --       8,088
  Series D Convertible Redeemable Preferred Stock, $.01
   par value, 993 shares authorized; 0 and 993 shares
   issued and outstanding at October 31, 1999 and July
   31, 1999, respectively (at liquidation value).........       --       7,333
                                                           --------   --------
Total redeemable preferred stock.........................       --      15,421
                                                           --------   --------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.01 par value,
   1,324 shares authorized; 0 and 1,324 shares issued and
   outstanding at October 31, 1999 and July 31, 1999,
   respectively .........................................       --          13
  Series B Convertible Preferred Stock, $.01 par value,
   1,000 shares authorized; 0 and 542 shares issued and
   outstanding at October 31, 1999 and July 31, 1999,
   respectively .........................................       --           5
  Preferred Stock, $.01 par value, 5,000 shares
   authorized; 0 and 0 shares issued and outstanding at
   October 31, 1999 and July 31, 1999, respectively......       --         --
  Common Stock, $.01 par value, 150,000 shares
   authorized; 27,224 and 69 shares issued and
   outstanding at October 31, 1999 and July 31, 1999,
   respectively..........................................       272          1
  Additional paid-in capital.............................   127,368     30,291
  Accumulated deficit....................................   (45,230)   (34,679)
                                                           --------   --------
Total stockholders' equity (deficit).....................    82,410     (4,369)
                                                           --------   --------
Total liabilities and stockholders' equity (deficit).....  $ 99,120   $ 21,111
                                                           ========   ========

      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                               Three months
                                                                  ended
                                                               October 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Revenue:
  Revenue................................................... $  2,470  $   490
  Revenue, related parties..................................    3,396    1,178
                                                             --------  -------
    Total revenue...........................................    5,866    1,668
Cost of revenue.............................................    9,069    3,786
                                                             --------  -------
  Gross profit (loss).......................................   (3,203)  (2,118)
                                                             --------  -------
Operating expenses:
  Selling and marketing.....................................    3,806    1,429
  General and administrative................................    2,601      543
  Product development.......................................      891      267
                                                             --------  -------
    Total operating expenses................................    7,298    2,239
                                                             --------  -------
Loss from operations........................................  (10,501)  (4,357)
Other income (expense):
  Interest expense, net.....................................      (50)    (156)
  Other expense, net........................................      --         4
                                                             --------  -------
Net loss.................................................... $(10,551) $(4,509)
                                                             ========  =======
Basic and diluted net loss per common share................. $  (3.49) $ (0.56)
                                                             ========  =======
Basic and diluted weighted average number of common shares
 outstanding................................................    3,021    8,056
                                                             ========  =======
Pro forma basic and diluted net loss per share.............. $  (0.48) $ (0.36)
                                                             ========  =======
Pro forma basic and diluted weighted average number of
 shares outstanding.........................................   21,802   12,476
                                                             ========  =======



      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                               Three months
                                                              ended October
                                                                   31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Cash flows from operating activities:
  Net loss.................................................. $(10,551) $(4,509)
  Adjustments to reconcile net loss to net cash used for
   operating activities:
    Depreciation and amortization...........................      793      333
    Provision for/(recovery of) bad debts...................      154       (2)
    Changes in operating assets and liabilities, net of
     impact of acquisition in 1998:
      Accounts receivable...................................   (1,439)    (320)
      Accounts receivable from related parties..............   (2,213)     --
      Prepaid expenses......................................      752        5
      Deposits..............................................   (2,458)     (53)
      Accounts payable .....................................    3,699      946
      Accrued expenses and deferred revenue.................    3,053      153
                                                             --------  -------
        Net cash used for operating activities..............   (8,210)  (3,447)
                                                             --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (7,389)    (671)
                                                             --------  -------
        Net cash used for investing activities..............   (7,389)    (671)
                                                             --------  -------
Cash flows from financing activities:
  Proceeds from increase in debt to CMGI, net...............   12,368    4,508
  Proceeds from issuance of common stock, net of issuance
   costs....................................................   69,640      --
  Proceeds from exercise of stock options...................       13      --
  Payments of capital lease obligations.....................      (89)     (15)
  Payments of software vendor obligations...................     (125)    (375)
                                                             --------  -------
        Net cash provided by financing activities...........   81,807    4,118
                                                             --------  -------
Net increase in cash........................................   66,208      --
Cash and cash equivalents, beginning of period..............    3,352      --
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 69,560  $   --
                                                             ========  =======
Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................... $     81  $     3
                                                             ========  =======


      See accompanying notes to interim consolidated financial statements.

                                NAVISITE, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               October 31, 1999

1. Basis of Presentation

   The accompanying consolidated financial statements have been prepared by NaviSite, Inc. ("NaviSite" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-83501), which was declared effective by the Securities and Exchange Commission on October 21, 1999.

   The information furnished reflects all adjustments which, in the opinion of management, are of a normal reoccurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

   The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Initial Public Offering

   On October 21, 1999, the Company's Registration Statement on Form S-1 (File No. 333-83501) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company sold 5,500,000 shares of its common stock, par value $.01 per share (the "Common Stock") at $14 per share. Upon the closing of the Company's initial public offering, which was held on October 27, 1999, all outstanding shares of the Company's convertible preferred stock were converted into 21,622,315 shares of Common Stock. On November 18, 1999, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 825,000 shares of Common Stock at $14 per share. The closing in connection with the exercise of the over-allotment option was held on November 23, 1999. The Company received proceeds of approximately $80,382,000, net of offering costs of approximately $8,169,000, from its initial public offering and the subsequent exercise by the underwriters of the over-allotment option.

   In connection with the closing of the Company's initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, par value $.01 per share, of the Company automatically converted into 21,622,315 shares of Common Stock. Immediately following the automatic conversion of all of the Company's outstanding shares of convertible preferred stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $.01 per share. There currently are no shares of preferred stock issued and outstanding.

3. Principles of Consolidation

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Servercast Communications, L.L.C., after elimination of all significant intercompany balances and transactions.

                                NAVISITE, INC.

4. Cash and Cash Equivalents

   Cash equivalents consist of a money market fund with a unit value of $1.00, investing in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

   During the fiscal 2000 first quarter, non-cash financing activities included the issuance of 87,548 shares of the Company's Series B convertible preferred stock in exchange for a $12,257,000 reduction in debt to CMGI.

5. Net Loss Per Common Share

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the "as-if-converted" method for convertible preferred stock or the treasury stock method for options, unless such amounts are anti-dilutive.

   For the three months ended October 31, 1999 and 1998, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three months ended October 31, 1999 and 1998, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into common stock using the "as-if-converted" method from the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings (loss) per share for the three months ended October 31, 1999 and 1998:

                                                                Three Months
                                                               Ended October
                                                                    31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
      Numerator:
        Net loss............................................  $(10,551) $(4,509)
      Denominator:
        Basic weighted average number of common shares
         outstanding........................................     3,021    8,056
        Assumed conversion of amounts due to CMGI and
         preferred stock....................................    18,781    4,420
                                                              --------  -------
      Weighted average number of pro forma basic and diluted
       shares outstanding...................................    21,802   12,476
                                                              ========  =======
      Pro forma basic and diluted net loss per share........  $  (0.48) $ (0.36)
                                                              ========  =======

6. New Accounting Pronouncements

   In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, Restructuring and Impairment Charges ("SAB 100"). In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. The Company does not expect the provisions of SAB No. 100 to have a material impact on its consolidated financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company is still in the process of analyzing the impact of SAB No. 101 on its consolidated financial statements and related disclosures.

7. Subsequent Events

   As described in Note 2 above, on November 18, 1999, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 825,000 shares of our Common Stock at $14 per share. The closing in connection with the exercise of the over-allotment option was held on November 23, 1999.

   On December 3, 1999, we executed a $10.3 million letter of credit in connection with the construction of a new 150,000 square foot facility in Andover, Massachusetts, which includes a new data center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in the Company's other filings with the Securities and Exchange Commision. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

   We provide enhanced, integrated hosting and management services for business Web sites and Internet applications. We also provide application rentals to customers and developers and supply related consulting services. Our Internet application service offerings allow businesses to outsource the deployment, configuration, hosting, management and support of their Web sites and Internet applications in a cost-effective and rapid manner. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. The cost for our services varies from customer to customer based on the number of hosted or managed servers and the nature and level of services provided.

   We intend to expand both domestically and internationally. As part of this expansion, we currently have a new 150,000 square foot facility being constructed to our specifications in Andover, Massachusetts, which will include a new data center. In May 1999, we executed a 12-year lease for this new facility. On December 3, 1999, we executed a $10.3 million letter of credit in connection with the construction of the Massachusetts facility. We anticipate that work will be completed on the new Massachusetts facility in the spring of 2000. In addition, since the end of the fiscal 2000 first quarter, construction has been completed on a new 66,000 square foot facility located in San Jose, California, which includes a new data center. In May 1999, we executed a seven-year lease for this facility. The new San Jose data center opened on December 2, 1999.

   We derive our revenue from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, load balancing and mirroring, system security, advanced back-up options, remote management and the services of our business solution managers; specialized application management, which includes management of e-commerce and other sophisticated applications and their underlying services, including ad-serving, streaming, databases and transaction processing; and application rentals and related consulting and other professional services. Revenue also includes income from the rental of equipment to customers and one-time installation fees. Revenue is recognized in the period in which the services are performed and installation fees are recognized in the period of installation. Our contracts generally are a one-year commitment.

   Our revenue from sales to related parties principally consists of sales of services to CMGI, Inc. and other entities in which CMGI holds an equity interest. In general, in pricing the services provided to CMGI and these CMGI affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%.

Three-month period ended October 31, 1999 compared to the three-month period ended October 31, 1998

 Revenue

   Total revenue increased 252% to approximately $5.9 million for the three-month period ended October 31, 1999, from approximately $1.7 million for the same period in 1998. The increase in revenue is due to additional business with CMGI and CMGI affiliates and the increase in the number of unaffiliated customers to 134 as of October 31, 1999, from 46 as of October 31, 1998.

 Cost of Revenue

   Cost of revenue principally includes labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth and connectivity charges. Cost of revenue increased 140% to approximately $9.1 million for the three-month period ended October 31, 1999, from approximately $3.8 million for the same period in 1998. As a percentage of revenue, cost of revenue decreased to 155% for the three-month period ended October 31, 1999, from 227% for the same period in 1998. The dollar-value increase in each period is due primarily to the costs associated with increased investment in our existing data centers.

 Operating Expenses

   Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, advertising and product literature. Selling and marketing expenses increased 166% to approximately $3.8 million for the three-month period ended October 31, 1999, from approximately $1.4 million for the same period in 1998. This increase is due primarily to the development of NaviSite's sales and marketing capability in connection with the commencement of sales to unaffiliated customers.

   General and Administrative. General and administrative expenses primarily include the costs of financial, leasing and administrative personnel, professional services and corporate overhead. General and administrative expenses increased 379% to approximately $2.6 million for the three-month period ended October 31, 1999, from approximately $543,000 for the same period 1998. The increase is due to hiring of additional administrative and finance personnel to support our growing operations.

   Product Development. Product development expenses consist mainly of salaries and related costs. Product development expenses increased 234% to approximately $891,000 for the three-month period ended October 31, 1999, from approximately $267,000 for the same period in 1998. This increase is due primarily to the costs associated with an increase in product development personnel as of October 31, 1999 to 21, from 12 employees for the same period in 1998. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

 Interest Expense, net

   Interest expense, net decreased 68% to approximately $50,000 in the three-month period ended October 31, 1999, from $156,000 for the same period in 1998. This decrease is due primarily to the reduced intercompany interest expense to CMGI and the interest income earned from funds available for investment. Other interest expense is due to the term note in connection with our acquisition, in July 1998, of Servercast Communications, L.L.C., interest expense on long-term capital lease obligations and imputed interest on a software license purchase.

Liquidity and Capital Resources

   Since our inception, our operations have been funded primarily by CMGI through the issuance of preferred stock and convertible debt, the issuance of preferred stock and our initial public offering in October 1999.

   Net cash used for operating activities for the three-month period ended October 31, 1999 amounted to $8.2 million, resulting primarily from net operating losses and increases in accounts receivable, which are partially offset by non-cash depreciation and amortization charges and increases in accounts payable and accrued expenses. The net increase in accounts receivable is a result of the revenue growth for the period.

   Net cash used for investing activities for the three-month period ended October 31, 1999 amounted to $7.4 million. The net cash used for investing activities was utilized to acquire property and equipment required to support the growth of the business and to expand data center infrastructure.

   Net cash provided by financing activities for the three-month period ended October 31, 1999 amounted to $81.8 million. Cash provided by financing activities included $69.6 million of net proceeds from our initial public offering as well as funds advanced from CMGI, totaling $12.3 million, to fund our operations for the period August 1, 1999 through the closing of the initial public offering on October 27, 1999.

   Until the completion of our initial public offering on October 27, 1999, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Customer and other receipts were remitted to CMGI and applied to reduce our obligations to CMGI. We issued a secured convertible demand note to CMGI in exchange for the cancellation of all outstanding intercompany debt incurred by us to CMGI prior to April 30, 1999. This note also provides for additional advances by CMGI to us after April 30, 1999. Prior to the completion of our initial public offering, the amount of each borrowing represented by the note was convertible from time to time into the number of shares of Series B convertible preferred stock equal to one-tenth of the quotient of the aggregate amount of principal and interest to be so converted, divided by the applicable conversion price for that fiscal quarter. The conversion price applicable to advances made during the fiscal quarter in which our initial public offering occurred was determined by the offering price of the initial public offering. Any future advances from CMGI under this note will be convertible from time to time into the number of shares of common stock equal to the quotient of the aggregate amount of principal and interest to be so converted, divided by the applicable conversion price for that fiscal quarter.

   Under this note, CMGI converted intercompany debt in the aggregate amount of approximately $12.3 million, representing funds advanced during the period subsequent to the quarter ended July 31, 1999 through October 21, 1999 (the effective date of the registration statement relating to our initial public offering), into 87,548 shares of Series B convertible preferred stock (based upon a conversion price of $140.00, ten times the initial public offering price of $14.00 per share). Upon the closing of our initial public offering, each issued and outstanding share of Series B convertible preferred stock converted into ten shares of common stock, or 6,294,070 shares of common stock in the aggregate. We have not borrowed funds from CMGI since the completion of our initial public offering on October 27, 1999, and we do not expect to borrow funds from CMGI in the future.

   On December 3, 1999, in connection with the construction contract for our new Andover, Massachusetts facility, we obtained a letter of credit in the amount of $10.3 million, representing the remaining balance due under the construction contract.

   We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase for at least three years as we accelerate the growth of our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

   We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures over the next 12 months, assuming we obtain additional lease financing credit lines. However, we may need to raise additional funds in order to fund more rapid expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Year 2000 Considerations

   Currently, many installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to continue to function properly into the Year 2000 and beyond. We recognize the need to assure that our operations will not be adversely impacted by Year 2000 software and computer system failures. NaviSite confronts the Year 2000 problem in several contexts:

   Our Facilities and Services. We are a hosting and application management services provider, and we rely on our network infrastructure, software and hardware to provide our services. Because we offer computer-related services and because of the business-critical nature of many of our customers' applications, our risk of lawsuits related to Year 2000 issues is likely to be greater than that of companies in some other industries. We currently have 10 full-time employees and consultants dedicated to completing our internal Year 2000 project plan. As of October 31, 1999, we have spent nearly $1.7 million (approximately $707,000 for the three months ended October 31, 1999) on our Year 2000 compliance effort and we have budgeted up to an additional $343,000 to complete our internal Year 2000 project plan.

   Our Year 2000 project plan consists of five phases:

  . awareness, which consists of informing our employees, customers and suppliers (orally and in writing) of the need to remediate computer systems and software products relating to our operations;

  . inventory, which is comprised of our efforts to identify and record the computer systems and software products involved in the provision of our service offerings and elsewhere in our operations;

  . assessment, which is the process of isolating Year 2000 issues with the systems and products identified in the inventory phase of our Year 2000 project plan and identifying necessary upgrades and replacements to address these Year 2000 issues;

  . remediation, which consists of implementing the necessary upgrades and replacements identified in the assessment phase of our Year 2000 project plan and is designed to remediate Year 2000 problems at the operating system and BIOS levels as to computer systems used by customers for whom we provide management services; and

  . contingency planning, which involves both the proactive visioning of failures of computer systems and software products and of other adverse impacts on our operations caused by the failure or inadequate completion of one or more of the first four phases of our Year 2000 project plan and the suggestion and documentation of reasonable solutions to resolve these potential failures.

   We have substantially completed all phases of our Year 2000 project plan. We continue to conduct awareness campaigns as needed, update our inventory and conduct Year 2000 assessment on an ongoing basis as new computer systems and software products are introduced to our data centers or integrated into our operations. We intend to continue this ongoing inventory and assessment process through at least December 31, 2000. The awareness, inventory and assessment phases of our Year 2000 project plan revealed to us a number of potential problems at the operating system and BIOS levels with: hosted servers owned by both us and our customers; our networked and standalone desktop computers; and our network operations centers. In addition, these phases of our plan revealed potential problems with hardware devices utilized as part of our network infrastructure, including, for example, routers. All of the revealed problems are ordinary and routine in nature, and all are able to be remedied with standard software or hardware patches. In most cases, if time permits, we test vendor software patches for Year 2000 compliance.

At this time, we continue to provide software updates or patches upon customer request and to implement newly issued vendor releases critical to the Year 2000 readiness of our operations. We expect these activities, together with ongoing updates to our contingency plans, to continue into the new year. Moreover, as new managed servers are brought online through at least December 31, 1999, we will certify Year 2000 compliance before these servers are installed. As described in further detail below, our co-location customers have full responsibility for remediating their own servers and applications, and all of our customers are responsible for remediating their own application software and any desktop computers used by them in connection with the services we provide. Year 2000 problems isolated to date with respect to our desktop computers, network operations centers and network infrastructure have been substantially remediated.

   Because our infrastructure incorporates components from different providers, we may be unable to determine whether any of these components will cause unexpected Year 2000 problems or whether different components will interact in a way that causes malfunctions. While we expect that our network infrastructure and all other material components of our facilities will not experience any Year 2000-related failures, we cannot assure you that we will not experience these failures or that we will not discover any compliance problems in the future. Our failure to timely and adequately address Year 2000 compliance issues in our business could result in lost revenues and claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming for us to defend.

   Our Customers. We also face risks from customer-provided computer systems and application software that we host in our data centers that in many cases has been customized by outside service providers or customer personnel. While we inform our co-location customers that they are responsible for the Year 2000 compliance of their hosted computer systems and all customers that they are responsible for the Year 2000 compliance of their own application software, we cannot assure you that our customers will take the necessary steps to achieve Year 2000 compliance. The failure of customers and third-party providers to ensure that their hosted computer systems and application software is Year 2000 compliant could disrupt our operations, resulting in lost revenue and increased operating costs. In addition, our customers maintain their internal operations on networks which may be impacted by Year 2000 complications, which could in turn affect our internal structure or our ability to provide services to them. We cannot assure you that our customers will upgrade their internal networks or otherwise provide appropriate remediation for Year 2000 compliance. In addition, in the event that a significant number of our customers experience Year 2000-related problems, whether due to our products or not, demand for technical support and assistance may increase dramatically. In this case, our costs for providing technical support may rise and the quality of our service or our ability to manage incoming requests may be impaired.

   Our Suppliers. In addition, we depend on software and hardware supplied by numerous vendors to provide our application hosting and management services, rental services and consulting services. We are currently seeking assurances from our existing vendors that their products are Year 2000 compliant, and we require that all new software application providers certify that they are Year 2000 compliant before we enter into agreements with them. However, because in most cases we do not independently verify the Year 2000 compliance of vendors' products, we cannot assure you that these vendors' guarantees are true or sufficient or that we will not encounter Year 2000 compliance problems involving their products.

   We cannot assure you that we will be able to provide our services and maintain our operations if we are unable to obtain products, services or systems that are Year 2000 compliant when we need them. In addition, if vendors and service providers cannot deliver their products because of their own Year 2000 compliance problems or as a result of systemic failures such as power outages relating to the Year 2000, we could experience increased operating costs and lost revenue.

Inflation

   We believe that our revenues and results of operations have not been significantly impacted by inflation.

Additional Risk Factors that May Affect Future Results

   The risks and uncertainties described below are not the only ones NaviSite faces. Additional risks and uncertainties not presently known to NaviSite or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, NaviSite's financial condition and operating results could be materially adversely affected.

   NaviSite has a history of operating losses and expects future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI, Inc. to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the Fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of October 31, 1999, we had an accumulated deficit of $45.2 million. The income potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in additional applications, enhance our application management expertise, expand our sales and marketing efforts and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next two years.

   Fluctuations in NaviSite's quarterly operating results may negatively impact its stock price. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: the demand for and market acceptance of our Web site and Internet application hosting and management services; our ability to develop, market and introduce new services on a timely basis; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would be likely to fall.

   NaviSite is controlled by CMGI, and CMGI may have interests that conflict with the interests of NaviSite's other stockholders. As of October 31, 1999, CMGI beneficially owned approximately 71.8% of NaviSite's outstanding common stock. Following the exercise, on November 18, 1999, of the over-allotment option by the underwriters in connection with our initial public offering, CMGI beneficially owns approximately 69.7% of NaviSite's outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of NaviSite's board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how NaviSite's other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could effect a sale or merger of NaviSite without prior notice to, or the consent of, NaviSite's other stockholders. CMGI's interests could conflict with the interests of NaviSite's other stockholders.

   The possible need of CMGI to maintain control of NaviSite in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in NaviSite. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in NaviSite, even if other stockholders of NaviSite might consider a sale of control of NaviSite to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any future financing of NaviSite sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of NaviSite or discouraging a potential acquiror from attempting to obtain control of NaviSite, which in turn could adversely affect the market price of NaviSite's common stock.

   A significant portion of NaviSite's revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of NaviSite's business. NaviSite anticipates that it will continue to receive a significant portion of its revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 58% of NaviSite's revenue in the three-month period ended October 31, 1999 and approximately 71% of NaviSite's revenue in the three-month period ended October 31, 1998. NaviSite cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that it will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or NaviSite's inability to replace this operating revenue, would substantially impair the growth of its business.

   NaviSite's ability to grow its business would be substantially impaired if it were unable to obtain, on commercially reasonable terms, certain equipment that is currently provided under leases executed or guaranteed by CMGI. Certain of the equipment that NaviSite uses or provides to its customers for their use in connection with its services is provided under leases executed or guaranteed by CMGI. We do not expect CMGI to continue this practice, and accordingly, NaviSite or its customers will have to obtain this equipment directly, on an unguaranteed basis. NaviSite cannot assure you that it or its customers can do so on similar financial terms.

   If the growth of the market for Internet commerce and communication does not continue, there may be insufficient demand for NaviSite's services, and as a result, NaviSite's business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, NaviSite's business strategy may not be successful because there may not be a continuing market demand for its Web site and Internet application hosting and management services. In addition, in order for the market for NaviSite's services to grow, consumers who have historically purchased and communicated through traditional means must elect to purchase products and services and conduct their communication online. These transitions must continue to ensure a growing market for NaviSite's Web site and Internet application hosting and management services.

   NaviSite's growth could be substantially limited if the market for Internet application services fails to develop or if NaviSite cannot achieve broad market acceptance. The market for Internet application services has only developed recently and is evolving rapidly. There is significant uncertainty as to whether the Internet application service market will ultimately prove to be viable or, if it becomes viable, that it will continue to grow. Historically, businesses have been reluctant to outsource the hosting and management of sophisticated applications and have considered third-party service vendors to be unequipped to manage Internet applications critical to their businesses. If the market for outsourced system and network management of Web sites and Internet applications fails to develop, or develops more slowly than we expect, or if our Web site and Internet application hosting and management services do not achieve broad market acceptance, our growth could be substantially limited.

   NaviSite's ability to successfully market its services could be substantially impaired if it is unable to deploy new Internet applications or if new Internet applications deployed by it prove to be unreliable, defective or incompatible. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of NaviSite's services could be greatly hindered and NaviSite's ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

   The market NaviSite serves is highly competitive, and as an early stage company, NaviSite may lack the financial and other resources, expertise or capability needed to capture increased market share. NaviSite competes in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by an increasing number of market entrants and by industry consolidation. NaviSite believes that participants in this market must grow rapidly and achieve a significant presence to compete effectively. As an early stage company, NaviSite's business is not as developed as that of many of our competitors. For example, NaviSite's facilities currently have limited growth capacity and we have a significantly smaller number of customers than many of the companies that compete in our market. We estimate that the growth capacity of our facilities may be sufficient only for the next two years. Insufficient growth capacity in our facilities could impair our ability to achieve rapid growth through an increase in our customer base.

   Moreover, many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships in the industry than we have. We may lack the financial and other resources, expertise or capability needed to capture increased market share in this environment in the future.

   Any interruptions in, or degradation of, NaviSite's private transit Internet connections could result in the loss of customers or hinder NaviSite's ability to attract new customers. Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and Internet applications. We utilize our direct private transit Internet connections to major backbone providers as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their backbones so that our private transit Internet connections operate effectively.

   Increased costs associated with NaviSite's private transit Internet connections could result in the loss of customers or significant increases in operating costs. NaviSite's private transit Internet connections are already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, NaviSite may be required to identify alternative methods to distribute its customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If NaviSite is unable to access alternative networks to distribute its customers' digital content on a cost-effective basis or to pass any additional costs on to its customers, NaviSite's operating costs would increase significantly.

   If NaviSite is unable to maintain existing and develop additional relationships with Internet application software vendors, the sale, marketing and provision of NaviSite's Internet application services may be unsuccessful. We believe that to penetrate the market for our Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease our software applications from Internet application software vendors. The loss of any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

   NaviSite purchases from a limited number of suppliers key components of its infrastructure, including networking equipment, that are available only from limited sources in the quantities and with the quality that it demands. For example, NaviSite purchases most of the routers and switches used in its infrastructure from Cisco Systems Inc. and most of the intelligent Web switching technology from ArrowPoint Communications Inc. NaviSite cannot assure you that it will have the necessary hardware or parts on hand or that its suppliers will be able to provide them in a timely manner in the event of equipment failure. NaviSite's inability or failure to obtain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under NaviSite's service level guarantees.

   NaviSite's inability to scale its infrastructure or otherwise manage its anticipated growth and the related expansion of its operations could result in decreased revenue and continued operating losses. NaviSite has experienced rapid growth in its service offerings and its customer base. As of October 31, 1998, NaviSite was a Web site hosting provider with approximately 60 customers. As of October 31, 1999, NaviSite was providing Web site and Internet application hosting and management services to approximately 158 customers. In order to service its growing customer base, NaviSite will need to continue to improve and expand its network infrastructure, in particular through the construction of new data centers. The ability of NaviSite's network to connect and manage a substantial number of customers at high transmission speeds while maintaining superior performance is largely unproven. If its network infrastructure is not scalable, NaviSite may not be able to provide our services to additional customers, which would result in decreased revenue.

   In addition, between October 31, 1998 and October 31, 1999, NaviSite increased the number of its employees from 108 to 253. This growth has placed, and likely will continue to place, a significant strain on NaviSite's financial, management, operational and other resources. To effectively manage its anticipated growth, NaviSite will be required to continue to enhance its operating and financial procedures and controls, to upgrade or replace its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If NaviSite is unable to effectively manage its rapid growth, it could experience continued operating losses.

   You may experience additional dilution because NaviSite's historical source of funding is expected to change, and other funding may not be available to NaviSite on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. As a result of the completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, was converted into common stock. We do not expect to borrow additional funds from CMGI in the future. After the application of the net proceeds from its initial public offering, we may need to raise additional funds. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

   NaviSite's network infrastructure could fail, which would impair its ability to provide guaranteed levels of service and could result in significant operating losses. To provide its customers with guaranteed levels of service, NaviSite must operate its network infrastructure on a 24-hour-a-day, seven-day-a-week basis without interruption. In order to operate in this manner, NaviSite must protect its network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services NaviSite provides to its customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of such a disaster.

   We have experienced service interruptions in the past, and any future service interruptions could: require us to spend substantial amounts of money to replace equipment or facilities; entitle customers to claim service credits under our service level guarantees; cause customers to seek damages for losses incurred; or make it more difficult for us to attract new customers or enter into additional strategic relationships. Any of these occurrences could result in significant operating losses.

   The misappropriation of NaviSite's proprietary rights could result in the loss of its competitive advantage in the market. NaviSite relies on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect its proprietary rights. NaviSite does not own any patents that would prevent or inhibit competitors from using its technology or entering its market. We cannot assure you that the contractual arrangements or other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, NaviSite provides its services in other countries where the laws may not afford adequate protection for its proprietary rights.

   Third-party infringement claims against NaviSite's technology suppliers, customers or NaviSite could result in disruptions in service, the loss of customers or costly and time consuming litigation. NaviSite licenses or leases most technologies used in the Internet application services that it offers. NaviSite's technology suppliers may become subject to third-party infringement claims which could result in their inability or unwillingness to continue to license their technology to us. NaviSite expects that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, NaviSite has received notices alleging that our service marks infringe the trademark rights of third parties. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

   The loss of key officers and personnel could impair NaviSite's ability to successfully execute its business strategy, because NaviSite substantially relies on their experience and management skills, or could jeopardize NaviSite's ability to continue to provide service to our customers. NaviSite believes that the continued service of key personnel, including Joel B. Rosen, our Chief Executive Officer, and Robert B. Eisenberg, our founder and President, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance for any of our key personnel to insure our business in the event of their death. In addition, the loss of key members of NaviSite's sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect.

   If NaviSite fails to attract and retain additional skilled personnel, its ability to provide Web site and Internet application management and technical support may be limited, and as a result, NaviSite may be unable to attract customers and grow its business. NaviSite's business requires individuals with significant levels of Internet application expertise, in particular to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. NaviSite may not be able to hire the necessary personnel to implement its business strategy, or may need to provide higher compensation to such personnel than it currently anticipates.

   Any future acquisitions NaviSite makes of companies or technologies may result in disruptions to NaviSite's business or distractions of its management due to difficulties in assimilating acquired personnel and operations. NaviSite's business strategy contemplates future acquisitions of complementary businesses or technologies. If we do pursue additional acquisitions, our risks may increase because our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. In addition, through acquisitions, we may enter into markets or market segments in which we have limited prior experience.

   Once we complete an acquisition, we will face additional risks. These risks include: difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business's customers and employees.

   In addition, for at least the next two years, NaviSite's acquisitions must be accounted for using the purchase method of accounting, which could result in unfavorable accounting for acquisitions. We cannot assure you that any acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

   The international market for NaviSite's services is unproven, and as a result, the revenue generated by any current or future international operations may not be adequate to offset the expense of establishing and maintaining those operations. One component of NaviSite's long-term strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future international data center or other operations is not adequate to offset the expense of establishing and maintaining those international operations.

   NaviSite faces risks inherent in doing business in international markets which could adversely affect the success of its international operations. There are risks inherent in doing business in international markets, including different regulatory requirements, trade barriers, challenges in staffing and managing foreign operations, currency risk, different technology standards, different tax structures which may adversely impact earnings, different privacy, censorship and service provider liability standards and regulations and foreign political and economic instability, any of which could adversely affect the success of NaviSite's international operations.

   Problems relating to the "Year 2000 issue" could disrupt NaviSite's operations, resulting in lost revenue and increased operating costs. Because NaviSite offers computer-related services and because of the business-critical nature of many of its customers' applications, NaviSite's risk of lawsuits related to Year 2000 issues is likely to be greater than that of companies in some other industries. NaviSite's worst case scenario regarding the Year 2000 issue involves the complete or partial failure of one or more computer systems or software products that underlie or comprise its services. A failure of this kind could cause service interruptions or disruptions for one or more of NaviSite's customers. This scenario could arise as a result of a failure by NaviSite or its product or service vendors to identify or effectively address Year 2000 problems in these systems or products. For example, Year 2000 patches provided to us by key software or hardware vendors for customer servers or network devices could fail, causing customer outages or degraded network performance. Alternatively, patches provided by third parties for our desktop computers could fail, impeding network access or compromising network performance.

   NaviSite confronts the Year 2000 problem in several contexts:

   NaviSite's Facilities and Services. Because our network infrastructure incorporates components from multiple hardware and software providers, we may be unable to determine whether any of these components will cause unexpected Year 2000 problems or whether different components will interact in a way that causes malfunctions. In most cases, NaviSite does not independently verify through testing the Year 2000 compliance of vendors' products, and NaviSite cannot offer any assurance that vendors' guarantees, if and when provided, are true or sufficient or that NaviSite will not encounter Year 2000 compliance problems associated with those products. While we believe that our network infrastructure and all other material components of our facilities are Year 2000 compliant, we cannot assure you that we will not discover any compliance problems in the future. Our failure to adequately address Year 2000 compliance issues in our network infrastructure could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming for us to defend.

   NaviSite's Customers. NaviSite also faces risks from customer-provided hardware or software that NaviSite hosts in its data centers. The failure of our customers and third-party providers to ensure that this hardware and software is Year 2000 compliant could result in unforeseen problems within our network infrastructure, which could result in lost revenue and increased operating costs. In addition, we cannot give any assurances that our customers will upgrade their internal networks which interface with our network infrastructure or will otherwise provide appropriate remediation for Year 2000 compliance.

   NaviSite's Suppliers. We cannot assure you that we will be able to provide our services and maintain our operations if we are unable to obtain products, services or systems that are Year 2000 compliant when we need them. In addition, if vendors and service providers cannot deliver their products because of their own Year 2000 compliance problems, we could experience increased operating costs and lost revenue.

   Information on our state of readiness, costs and contingency plans regarding the Year 2000 issue is included in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Considerations."

   The emergence and growth of a market for NaviSite's Internet application services will be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. NaviSite's services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the emergence and growth of the market for NaviSite's Internet application services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

   NaviSite could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of NaviSite's Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to effect secure transmission of confidential information. NaviSite also relies on security systems designed by third parties and the personnel in its network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend significant financial resources in the future to equip our new and existing data centers with state-of-the-art security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

   NaviSite may become subject to burdensome government regulation and legal uncertainties that could substantially impair the growth of its business or expose it to unanticipated liabilities. It is likely that laws and regulations directly applicable to the Internet or to Internet application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of NaviSite's business or expose NaviSite to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and Internet application service providers is uncertain. These existing laws could expose NaviSite to substantial liability if they are found to be applicable to its business. For example, NaviSite provides services over the Internet in many states in the United States and in the United Kingdom and facilitates the activities of its customers in these jurisdictions. As a result, NaviSite may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if it do not have a physical presence, employees or property there.

   NaviSite may be subject to legal claims in connection with the information disseminated through its network which could have the effect of diverting management's attention and require NaviSite to expend significant financial resources. NaviSite may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through its network. For example, lawsuits may be brought against NaviSite claiming that content distributed by some of its current or future customers may be regulated or banned. In these and other instances, NaviSite may be required to engage in protracted and expensive litigation which could have the effect of diverting management's attention and require us to expend significant financial resources. NaviSite's general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

   In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at NaviSite's facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. NaviSite has in the past received, and may in the future receive, letters from recipients of information transmitted by its customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

   The market price of NaviSite's common stock may experience extreme price and volume fluctuations. The market price of NaviSite's common stock may fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in NaviSite's financial condition and operating results; public announcements concerning NaviSite or its competitors, or the Internet industry; the introduction or market acceptance of new service offerings by NaviSite or its competitors; changes in industry research analysts' earnings estimates; changes in accounting principles; sales of NaviSite's common stock by existing stockholders; and the loss of any of NaviSite's key personnel.

   In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of technology and Internet-related companies have been especially volatile. This volatility often has been unrelated to the operating performance of particular companies. In the past, securities class action litigation often has been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against NaviSite could result in substantial costs and a diversion of management's attention and resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

   We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

   (c) Since July 31, 1999, NaviSite has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

    (i) Issuance of Capital Stock

       On October 25, 1999, we issued 87,548 shares of Series B convertible preferred stock to CMGI, Inc. in exchange for the cancellation of an aggregate of approximately $12,257,000 of intercompany debt pursuant to a secured convertible demand note to CMGI dated May 1, 1999. Upon completion of our initial public offering on October 27, 1999, each share of Series B convertible preferred stock converted into ten shares of common stock, as described below.

       On October 27, 1999, in connection with the closing date of our initial public offering, we issued 21,622,315 shares of common stock to three stockholders of the company upon the automatic conversion of all outstanding shares of convertible preferred stock held by such stockholders.

       From July 31, 1999 through October 21, 1999 (the date on which our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission), we issued an aggregate of 32,014 shares of common stock upon the exercise of employee stock options. The aggregate consideration received for such shares was $13,212.68. No options were exercised from October 21, 1999 through the end of the fiscal 2000 first quarter (October 31, 1999). On October 28, 1999, our Form S-8 registration statement relating to the shares issued under our employee and director stock option plans was filed with the Securities and Exchange Commission and became effective.

     (ii) Grants of Stock Options

      From July 31, 1999 through the end of the fiscal 2000 first quarter (October 31, 1999), we have granted options to purchase an aggregate of 353,000 shares of common stock under our Amended and Restated 1998 Equity Incentive Plan, exercisable at a weighted average exercise price of $14.00 per share.

     On August 18, 1999, we granted options to purchase 25,000 shares of common stock under our Amended and Restated 1998 Director Stock Option Plan at an exercise price of $14.00 per share.

     No underwriters were involved in the foregoing sales of securities. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of options to purchase common stock granted prior to October 21, 1999 and in the case of common stock purchased pursuant to the Amended and Restated 1998 Equity Incentive Plan, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

   (d) Use of Proceeds of the Initial Public Offering

     On July 22, 1999, NaviSite filed a Registration Statement on Form S-1 (File No. 333-83501) to register under the Securities Act 5,500,000 shares of its common stock, par value $.01 per share (plus an additional 825,000 shares subject to an over-allotment option granted to the underwriters). The Registration Statement was declared effective by the Securities and Exchange Commission on October 21, 1999.

     The managing underwriters for the offering were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and FAC/Equities, a division of First Albany Corporation.

     The initial public offering commenced on October 22, 1999 and closed on October 27, 1999, on which date NaviSite sold 5,500,000 shares of common stock to the underwriters at an initial public offering price of $14.00 per share. On November 18, 1999, the underwriters exercised in full their over-allotment option to purchase an additional 825,000 shares of common stock at $14.00 per share. The over-allotment closing was held on November 23, 1999. The aggregate proceeds of the initial public offering (including the over-allotment option) were $88,550,000. NaviSite's aggregate proceeds from the initial public offering (including the proceeds received in connection with the exercise of the over-allotment option), net of underwriting discounts and commissions, were $82,351,500.

     From the effective date of the Registration Statement through the end of the fiscal 2000 first quarter (October 31, 1999), NaviSite incurred the following expenses in connection with the initial public offering:

             Underwriting discounts and
              commissions*................ $ 5,390,000
             Other expenses (estimated)... $ 1,970,000
                                           -----------
               Total expenses*............ $ 7,360,000
                                           -----------
             Net offering proceeds to
              NaviSite*................... $69,640,000
                                           ===========

--------
* These amounts do not reflect the exercise of the over-allotment option by the underwriters on November 18, 1999.

     None of the expenses incurred by NaviSite in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of NaviSite's equity securities or affiliates of NaviSite.

     From the effective date of the Registration Statement through the end of the fiscal 2000 first quarter (October 31, 1999), NaviSite has utilized $1.4 million of the proceeds of the initial public offering for working capital requirements. None of net proceeds of the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of NaviSite's equity securities or affiliates of NaviSite.


     Unused proceeds of the initial public offering are currently invested in a U.S. Treasury Money Market Fund.

Item 4. Submission of Matters to a Vote of Security Holders.

   On October 8, 1999, NaviSite's stockholders, acting by unanimous written consent, approved the form, terms and provisions of the following documents in connection with NaviSite's initial public offering: (i) the Amended and Restated Certificate of Incorporation, which was filed immediately prior to the closing of the Offering; (ii) two amendments to the 1998 Equity Incentive Plan increasing the number of shares of Common Stock which could be issued upon the exercise of awards granted under the 1998 Equity Incentive Plan;
(iii) the Amended and Restated 1998 Equity Incentive Plan, which was effective as of October 8, 1999; (iv) the Amended and Restated 1998 Director Stock Option Plan, which was effective as of October 8, 1999; (v) the 1999 Stock Option Plan for Non-Employee Directors, which was effective as of October 8, 1999; and (vi) the 1999 Employee Stock Purchase Plan, which was effective upon the closing of the initial public offering on October 27, 1999. The written consent was given by holders of 20,767,048 of Common Stock, on an as-converted basis, representing all of NaviSite's outstanding capital stock as of October 8, 1999.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

     Exhibit
     Number  Exhibit
     ------- -------
      3.1    Amended and Restated Certificate of Incorporation

      3.2    Amended and Restated By-Laws

      4.1*   Specimen certificate representing shares of common stock

      4.2* Series C Convertible Preferred Stock Purchase Agreement dated as of June 3, 1999 by and between NaviSite, Inc. and Dell USA L.P.

      4.3* Series D Convertible Preferred Stock Purchase Agreement dated as of June 3, 1999 by and between NaviSite, Inc. and Microsoft
             Corporation

      4.4 Investor Rights Agreement dated as of October 27, 1999 by and among NaviSite, Inc. and CMGI, Inc.

     10.1+   Amended and Restated 1998 Equity Incentive Plan

     10.2+   Amended and Restated 1998 Director Stock Option Plan

     10.3+   1999 Employee Stock Purchase Plan

     10.4+   1999 Stock Option Plan for Non-Employee Directors

     10.5+   Deferred Compensation Plan

     10.6    Form of Director Indemnification Agreement, as executed by
             Directors

     10.7    Facilities and Administrative Support Agreement dated as of
             October 27, 1999 between NaviSite, Inc. and CMGI, Inc.

     10.8    Tax Allocation Agreement dated as of October 27, 1999 between
             NaviSite, Inc. and CMGI, Inc.

     10.9    Standard Form of Agreements dated as of June 14, 1999 between
             NaviSite, Inc., as Owner, and XL Construction, as Design/Builder, for NaviSite, Inc. Zanker Road Data Center, San Jose, California

     10.10   Cost Plus Fee Standard Form of Agreement dated as of April 12,
             1999 between NaviSite, Inc., as Tenant, and Gilbane Building
             Company, as Construction Manager

     27      Financial Data Schedule

--------
+ Indicates a management contract or any compensatory plan, contract or arrangement.
* Incorporated by reference to NaviSite's Registration Statement on Form S-1 (File No. 333-83501) originally filed with the Securities and Exchange Commission on July 22, 1999 and declared effective on October 21, 1999.

   (b) Reports Submitted on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended October 31, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NAVISITE, INC.

Date: December 15, 1999
                                          By /s/ Kenneth W. Hale
                                            -----------------------------------
                                          Kenneth W. Hale
                                           Chief Financial Officer (Principal
                                              Financial and Accounting
                                              Officer)

                                 Exhibit Index

 Exhibit
 Number  Exhibit
 ------- -------
  3.1    Amended and Restated Certificate of Incorporation

  3.2    Amended and Restated By-Laws

  4.1*   Specimen certificate representing shares of common stock

  4.2*   Series C Convertible Preferred Stock Purchase Agreement dated as of
         June 3, 1999 by and between NaviSite, Inc. and Dell USA L.P.

  4.3*   Series D Convertible Preferred Stock Purchase Agreement dated as of
         June 3, 1999 by and between NaviSite, Inc. and Microsoft Corporation

  4.4    Investor Rights Agreement dated as of October 27, 1999 by and among
         NaviSite, Inc. and CMGI, Inc.

 10.1+   Amended and Restated 1998 Equity Incentive Plan

 10.2+   Amended and Restated 1998 Director Stock Option Plan

 10.3+   1999 Employee Stock Purchase Plan

 10.4+   1999 Stock Option Plan for Non-Employee Directors

 10.5+   Deferred Compensation Plan

 10.6    Form of Director Indemnification Agreement, as executed by Directors

 10.7    Facilities and Administrative Support Agreement dated as of October
         27, 1999 between NaviSite, Inc. and CMGI, Inc.

 10.8    Tax Allocation Agreement dated as of October 27, 1999 between
         NaviSite, Inc. and CMGI, Inc.

 10.9    Standard Form of Agreements dated as of June 14, 1999 between
         NaviSite, Inc., as Owner, and XL Construction, as Design/Builder, for
         NaviSite, Inc. Zanker Road Data Center, San Jose, California

 10.10 Cost Plus Fee Standard Form of Agreement dated as of April 12, 1999 between NaviSite, Inc., as Tenant, and Gilbane Building Company, as
         Construction Manager

 27      Financial Data Schedule

--------
+ Indicates a management contract or any compensatory plan, contract or arrangement.
* Incorporated by reference to NaviSite's Registration Statement on Form S-1 (File No. 333-83501) originally filed with the Securities and Exchange Commission on July 22, 1999 and declared effective on October 21, 1999.