Form 10-Q
period 2000-01-31
NAVISITE INC
filed 2000-03-16
CIK 1084750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the quarterly period ended January 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from        to

                        Commission file number: 0-27597

                               ----------------

                                 NAVISITE, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-2137343
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
           incorporation)

         400 Minuteman Road                               01810
       Andover, Massachusetts                          (Zip Code)
   (Address of principal executive
              offices)

                                 (978) 682-8300
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of March 15, 2000, there were 56,186,204 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NAVISITE, INC

                Form 10-Q for the Quarter ended January 31, 2000

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Consolidated Balance Sheets as of January 31, 2000 (unaudited) and
    July 31, 1999........................................................    3
   Consolidated Statements of Operations for the three and six months
    ended January 31, 2000 and 1999 (unaudited)..........................    4
   Consolidated Statements of Cash Flows for the six months ended January
    31, 2000 and 1999 (unaudited)........................................    5
   Notes to Interim Consolidated Financial Statements....................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   22

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................   23

Item 6. Exhibits and Reports on Form 8-K.................................   24

SIGNATURE................................................................   25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
                                 NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                          January 31, July 31,
                                                             2000       1999
                                                          ----------- --------
                         ASSETS                           (unaudited)
Current assets:
  Cash and cash equivalents..............................  $ 37,754   $  3,352
  Accounts receivable, less allowance for doubtful
   accounts of $545 and $262, at January 31, 2000 and
   July 31, 1999, respectively...........................     5,828      1,881
  Accounts receivable from related parties...............     3,028         77
  Prepaid expenses and other current assets..............     1,862        628
  Deferred IPO costs.....................................        --        831
                                                           --------   --------
    Total current assets.................................    48,472      6,769
                                                           --------   --------
Property and equipment, net..............................    45,898     13,159
Deposits.................................................     3,009        389
Goodwill, net of accumulated amortization of $321 and
 $220 at January 31, 2000 and July 31, 1999,
 respectively............................................       693        794
                                                           --------   --------
Total assets.............................................  $ 98,072   $ 21,111
                                                           ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable, current portion.........................  $     --   $  1,000
  Capital lease obligations, current portion.............       169        229
  Software vendor payable, current portion...............       733        708
  Accounts payable.......................................     5,671      2,224
  Accrued expenses and deferred revenue..................     8,267      3,963
                                                           --------   --------
Total current liabilities................................    14,840      8,124
                                                           --------   --------
Capital lease obligations, less current portion..........       107        178
Software vendor payable, less current portion............     1,415      1,757
                                                           --------   --------
Total liabilities........................................    16,362     10,059
                                                           --------   --------
  Series C Convertible Redeemable Preferred Stock, $.01
   par value, 1,095 shares authorized: 0 and 1,095 shares
   issued and outstanding at January 31, 2000 and July
   31, 1999, respectively (at liquidation value).........        --      8,088
  Series D Convertible Redeemable Preferred Stock, $.01
   par value, 993 shares authorized: 0 and 993 shares
   issued and outstanding at January 31, 2000 and July
   31, 1999, respectively (at liquidation value).........        --      7,333
                                                           --------   --------
Total redeemable preferred stock.........................        --     15,421
                                                           --------   --------
Commitments and contingencies

Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.01 par value,
   1,324 shares authorized: 0 and 1,324 shares issued and
   outstanding at January 31, 2000 and July 31, 1999,
   respectively..........................................        --         13
  Series B Convertible Preferred Stock, $.01 par value,
   1,000 shares authorized: 0 and 542 shares issued and
   outstanding at January 31, 2000 and July 31, 1999,
   respectively..........................................        --          5
  Preferred Stock, $.01 par value, 5,000 shares
   authorized: 0 and 0 shares issued and outstanding at
   January 31, 2000 and July 31, 1999, respectively......        --         --
  Common Stock, $.01 par value, 300,000 shares
   authorized: 56,186 and 138 shares issued and
   outstanding at January 31, 2000 and July 31, 1999,
   respectively..........................................       562          1
  Additional paid in capital.............................   137,820     30,291
  Accumulated deficit....................................   (56,672)   (34,679)
                                                           --------   --------
Total stockholders' equity (deficit).....................    81,710     (4,369)
                                                           --------   --------
Total liabilities & stockholders' equity (deficit).......  $ 98,072   $ 21,111
                                                           ========   ========

      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                    (in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                           January 31,         January 31,
                                        -------------------- -----------------
                                          2000       1999      2000     1999
                                        ---------  --------- --------  -------
  Revenue.............................  $   3,997  $    604  $  6,467  $ 1,094
  Revenue, related parties............      5,173     1,562     8,569    2,740
                                        ---------  --------  --------  -------
    Total revenue.....................      9,170     2,166    15,036    3,834
Cost of revenue.......................     12,322     3,935    21,391    7,721
                                        ---------  --------  --------  -------
  Gross profit (loss).................     (3,152)   (1,769)   (6,355)  (3,887)
                                        ---------  --------  --------  -------
Operating Expenses:
  Selling and marketing...............      5,264     1,112     9,070    2,541
  General and administrative..........      2,663       804     5,264    1,347
  Product development.................      1,056       439     1,947      706
                                        ---------  --------  --------  -------
    Total operating expenses..........      8,983     2,355    16,281    4,594
                                        ---------  --------  --------  -------
Loss from operations..................    (12,135)   (4,124)  (22,636)  (8,481)

Other income (expense):
  Interest income.....................        756       --        839        4
  Interest expense....................        (63)      (39)     (196)    (194)
                                        ---------  --------  --------  -------
    Total other income (expense)......        693       (39)      643     (191)
Net loss..............................  $ (11,442) $ (4,163) $(21,993) $(8,672)
                                        =========  ========  ========  =======
Basic and diluted net loss per common
 share................................  $    (.21) $   (.41) $   (.71) $  (.66)
                                        =========  ========  ========  =======
Basic and diluted weighted average
 number of common shares outstanding..     55,741    10,051    30,891   13,081
                                        =========  ========  ========  =======
Pro forma basic and diluted net loss
 per common share.....................             $   (.14) $   (.44) $  (.30)
                                                   ========  ========  =======
Pro forma basic and diluted weighted
 average number of shares
 outstanding..........................               30,814    50,164   28,551
                                                   ========  ========  =======


      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                 (in thousands)

                                                             Six Months Ended
                                                               January 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flows from operating activities:
 Net loss................................................... $(21,993) $(8,672)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization.............................    2,814      733
  Provision for bad debts...................................      283       28
  Changes in operating assets and liabilities, net of impact of acquisition in 1998:
   Accounts receivable......................................   (4,230)    (615)
   Accounts receivable from related parties.................   (3,063)      --
   Prepaid expenses.........................................     (403)    (103)
   Deposits.................................................   (2,620)     (88)
   Accounts payable.........................................    3,447      476
   Accrued expenses and deferred revenue....................    4,304       71
                                                             --------  -------
    Net cash used for operating activities..................  (21,461)  (8,170)

Cash flows from investing activities:
 Purchases of property and equipment........................  (35,453)  (1,268)
                                                             --------  -------
    Net cash used for investing activities..................  (35,453)  (1,268)

Cash flows from financing activities:
 Proceeds from increase in debt to CMGI, net................   12,369    9,882
 Proceeds from issuance of common stock, net of issuance
  costs.....................................................   80,382       --
 Proceeds from exercise of stock options....................       14       --
 Repayment of note payable..................................   (1,000)      --
 Repayment of software vendor obligations...................     (317)    (397)
 Repayment of capital lease obligations.....................     (131)     (47)
                                                             --------  -------
    Net cash provided by financing activities...............   91,316    9,438

Net increase in cash........................................   34,402       --
Cash and cash equivalents, beginning of period..............    3,352       --
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 37,754  $    --
                                                             ========  =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................. $    211  $   152
                                                             ========  =======

      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                                January 31, 2000

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

   The information furnished reflects all adjustments which, in the opinion of management, are of a normal reoccurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal reoccurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

2. Two-For-One Stock Split

   The consolidated financial statements have been retroactively adjusted to reflect the announced two-for-one stock split payable in the form of a stock dividend on April 5, 2000 to holders of record at the close of business on March 22, 2000.

3. Initial Public Offering

   On October 21, 1999, the Company's Registration Statement on Form S-1 (File No. 333-83501) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company sold 11,000,000 shares of its common stock, par value $.01 per share (the "Common Stock") at $7 per share. On November 18, 1999, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 1,650,000 shares of Common Stock at $7 per share. The closing in connection with the exercise of the over-allotment option was held on November 23, 1999. The Company received proceeds of approximately $80,382,000, net of offering costs of approximately $8,169,000, from its initial public offering and the subsequent exercise by the underwriters of the over-allotment option.

   In connection with the closing of the Company's initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, par value $.01 per share, of the Company automatically converted into 43,244,630 shares of Common Stock. Immediately following the automatic conversion of all of the Company's outstanding shares of convertible preferred stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 300,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $.01 per share. There currently are no shares of preferred stock issued and outstanding.

                                 NAVISITE INC.

4. Principles of Consolidation

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Servercast Communications, L.L.C., after elimination of all significant intercompany balances and transactions.

5. Cash and Cash Equivalents

   Cash equivalents consist of a money market fund with a unit value of $1.00, investing in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

   Under the letter of credit arrangement, discussed in Note 6, the Company was required to maintain on deposit a compensating balance, restricted as to use, of 110% of the outstanding liability under the letter of credit. At January 31, 2000, $6.1 million of the cash balance shown in the balance sheet represented a compensating balance. The letter of credit expired March 1, 2000, at which time, the Company was released from the compensating balance requirement.

6. Letter of Credit

   On December 3, 1999, the Company executed a $10.3 million letter of credit (the "Letter of Credit") in connection with the construction of a new 153,000 square foot facility in Andover, Massachusetts, which includes a new data center. The Letter of Credit required a restricted compensating balance equal to 110% of the amount of the outstanding liability covered by the Letter of Credit. At January 31, 2000, the liability outstanding under the Letter of Credit was $6.1 million. The Letter of Credit expired March 1, 2000.

7. Lease Line

   During the quarter ended January 31, 2000, the Company secured $42.0 million in lease lines from various lessors for the purpose of financing computer-related equipment. These lines, which are typically renewed on a quarterly basis by the lessors, are used to secure equipment under two or three year operating leases. As of January 31, 2000, $13.8 million of equipment had been leased under the lease lines.

8. Net Loss Per Common Share

   The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the "if-converted" method for convertible preferred stock or the treasury stock method for options, unless such amounts are anti-dilutive.

                                 NAVISITE INC.

   For the six months ended January 31, 2000 and the three and six months ended January 31, 1999, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the six months ended January 31, 2000 and the three and six months ended January 31, 1999, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into common stock using the "if-converted" method from the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings
(loss) per share for the six months ended January 31, 2000 and the three and six months ended January 31, 1999:

                                            Three Months
                                               Ended         Six Months Ended
                                            January 31,        January 31,
                                          -----------------  -----------------
                                            2000     1999      2000     1999
                                          --------  -------  --------  -------
Numerator:
  Net loss..............................  $(11,442) $(4,163) $(21,993)  (8,672)
Denominator:
  Basic weighted average number of
   common shares outstanding............    55,741   10,051    30,891   13,081
  Assumed conversion of amounts due to
   CMGI and preferred stock.............        --   20,763    19,273   15,470
                                          --------  -------  --------  -------
Weighted average number of pro forma
 basic and diluted shares outstanding...    55,741   30,814    50,164   28,551
                                          ========  =======  ========  =======
Pro forma basic and diluted net loss per
 share..................................       n/a  $ (0.14) $  (0.44) $ (0.30)
                                          ========  =======  ========  =======

9. New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on its consolidated financial statements.

   In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, Restructuring and Impairment Charges ("SAB 100"). In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. The Company does not expect the provisions of SAB No. 100 to have a material impact on its consolidated financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not expect the provisions of SAB No. 101 to have a material impact on its consolidated financial statements.

                                 NAVISITE INC.

10. Subsequent Event

   On February 22, 2000, the Company acquired ClickHear, Inc. ("ClickHear"), a provider of comprehensive streaming services. The addition of a full range of streaming services will enhance NaviSite's ability to provide end-to-end solutions to its customers, and will enable NaviSite to continue to offer significant new application services. Under the terms of the merger, CMGI initially acquired control of ClickHear through the issuance of approximately $5.0 million of CMGI common stock ("CMGI Common Stock") for all outstanding shares of ClickHear. The number of shares of CMGI Common Stock delivered was based on $119.14, the average of the last reported sales prices of the CMGI Common Stock over the 45 consecutive trading days ending two trading days prior to the effective date of this merger. On February 22, CMGI contributed all of the ClickHear shares held to the Company in exchange for approximately $5.0 million of the Company's common stock, $0.01 par value per share (the "Common Stock"). The number of shares of the Company's Common Stock delivered was based on $73.63 the average of the last reported sales prices of the Common Stock over the 45 consecutive trading days ending two trading days prior to the effective date of this merger. Of the shares of CMGI Common Stock exchanged for ClickHear shares, 20% are held in escrow for the purpose of securing the indemnification obligations of those ClickHear shareholders who received merger shares and certain performance and employee retention milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

   In March 2000, the Company's Board of Directors approved a two-for-one common stock split, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend is payable on April 5, 2000 to stockholders of record at the close of business on March 22, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the two-for-one stock split.

 Overview

   We provide enhanced, integrated hosting and management services for business Web sites and Internet applications. We also provide application rentals to customers and developers and supply related professional services. Our Internet application service offerings allow businesses to outsource the deployment, configuration, hosting, management and support of their Web sites and Internet applications in a cost-effective and rapid manner. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. The cost for our services varies from customer to customer based on the number of hosted or managed servers and the nature and level of services provided.

   We intend to expand both domestically and internationally. As part of this expansion, we recently completed construction on a new 153,000 square foot facility in Andover, Massachusetts, which includes a new data center. In May 1999, we executed a 12-year lease for this new facility. On December 3, 1999, we executed a $10.3 million letter of credit in connection with the construction of the Massachusetts facility. The new Massachusetts facility opened on schedule on January 7, 2000. In addition, during the six month period ended January 31, 2000, construction was completed on a new 66,000 square foot facility located in San Jose, California, which also includes a new data center. In May 1999, we executed a seven-year lease for this facility. The new San Jose data center opened on schedule on November 18, 1999.

   We derive our revenue from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, bandwidth, basic and advanced back-up, storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, load balancing and mirroring, system security, remote management and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications and their underlying services, including ad-serving, streaming, databases and transaction processing; application rentals and related consulting and other professional services. Revenue also includes income from the rental of equipment to customers and one-time installation fees. Revenue is recognized in the period in which the services are performed and installation fees are recognized in the period of installation. Our contracts typically range from one to three year commitments.

   Our revenue from sales to related parties consists principally of sales of services to CMGI, Inc. and other entities in which CMGI holds an equity interest. In general, in pricing the services provided to CMGI and these CMGI affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%.

Three-month period ended January 31, 2000 compared to the three-month period ended January 31, 1999

 Revenue

   Total revenue increased 323% to approximately $9.2 million for the three-month period ended January 31, 2000, from approximately $2.2 million for the same period in 1999. The increase in revenue is due to both additional business with CMGI subsidiaries and affiliates and the increase in the number of unaffiliated customers.

 Cost of Revenue

   Cost of revenue principally includes labor and headcount expenses, additional equipment, maintenance and facilities costs, and bandwidth and connectivity charges. Cost of revenue increased 213% to approximately $12.3 million for the three-month period ended January 31, 2000, from approximately $3.9 million for the same period in 1999. As a percentage of revenue, cost of revenue decreased to 134% for the three-month period ended January 31, 2000, from 182% for the same period in 1999. The cost of revenue increase in the period is due primarily to the increased depreciation resulting from the investments in our new data centers in San Jose, California and Andover, Massachusetts as well as continuing investments in our existing data centers. The San Jose facility became operational on November 18, 1999 and the Andover facility on January 7, 2000; both facilities commenced operations on time.

 Operating Expenses

   Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorship, direct marketing, product literature, and agency fees. Selling and marketing expenses increased 373% to approximately $5.3 million for the three-month period ended January 31, 2000, from approximately $1.1 million for the same period in 1999. This increase is due primarily to the development of NaviSite's sales and marketing capability in connection with our effort to increase sales to unaffiliated customers.

   General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services and corporate overhead. General and administrative expenses increased 231% to approximately $2.7 million for the three-month period ended January 31, 2000, from approximately $804,000 for the same period 1999. The increase is due to hiring of additional personnel to support our growing operations and also reflects the higher cost associated with Year 2000 projects and becoming a publicly traded company.

   Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 141% to approximately $1.1 million for the three-month period ended January 31, 2000, from approximately $439,000 for the same period in 1999. This increase is due primarily to the costs associated with an increase in product development personnel to 26 as of January 31, 2000, from 12 employees at January 31, 1999. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

 Interest Income

   Interest income increased to approximately $756,000 for the three-month period ended January 31, 2000, from $0 interest income for the same period in 1999. This increase is due primarily to the funds available for investment resulting from the proceeds from the initial public offering in October 1999 and the exercise of an over allotment option granted to the underwriters in November 1999.

 Interest Expense

   Interest expense increased to approximately $63,000 for the three-month period ended January 31, 2000 from $39,000 for the same period in 1999 due to increased interest expense on long-term capital lease obligations and the intercompany interest expense to CMGI. Other interest expense is due to the term notes issued in connection with our acquisition, in July 1998, of Servercast Communications, L.L.C. and imputed interest on a software license purchase.

Six-month period ended January 31, 2000 compared to the six-month period ended January 31, 1999

 Revenue

   Total revenue increased 292% to approximately $15.0 million for the six-month period ended January 31, 2000, from approximately $3.8 million for the same period in 1999. The increase in revenue is due to both additional business with CMGI subsidiaries and affiliates and the increase in the number of unaffiliated customers. The related party revenue increased 213% while the unaffiliated revenue increased 491% over the same six-month period ended January 31, 1999.

 Cost of Revenue

   Cost of revenue principally includes labor and headcount expenses, additional equipment, maintenance and facilities costs and increased bandwidth and connectivity charges. Cost of revenue increased 177% to approximately $21.4 million for the six-month period ended January 31, 2000, from approximately $7.7 million for the same period in 1999. As a percentage of revenue, cost of revenue decreased to 142% for the six-month period ended January 31, 2000, from 201% for the same period in 1999. The dollar-value increase in each period is due primarily to the costs associated with increased investment in our existing and our new data centers--in San Jose, California and Andover, Massachusetts.

 Operating Expenses

   Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, product literature and agency fees. Selling and marketing expenses increased 257% to approximately $9.1 million for the six-month period ended January 31, 2000, from approximately $2.5 million for the same period in 1999. This increase is due primarily to the expansion of our direct sales force with the intention of increasing sales to unaffiliated customers and the development of NaviSite's marketing capability.

   General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services, and corporate overhead. General and administration expenses increased 291% to approximately $5.3 million for the six-month period ended January 31, 2000, from approximately $1.3 million for the same period 1999. The increase is due to hiring of additional personnel in all areas of administration to support our growing operations and also reflects the higher cost associated with Year 2000 projects and becoming a publicly traded company.

   Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 176% to approximately $1.9 million for the six-month period ended January 31, 2000, from approximately $706,000 for the same period in 1999. This increase is due primarily to the costs associated with an increase in product development personnel as of January 31, 2000 to 26, from 12 employees at January 31, 1999. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

 Interest Income

   Interest income increased to approximately $839,000 in the six-month period ended January 31, 2000, from $4,000 interest income for the same period in 1999. This increase is due primarily to the funds available for investment resulting from the proceeds from the IPO in October 1999 and the over allotment exercise in November 1999.

 Interest Expense

   Interest expense, net was virtually unchanged for the six-month period ended January 31, 2000 from $196,000 compared to $194,000 expense for the same period in 1999. This interest expense is due primarily to intercompany interest expense to CMGI and other interest expense due to the term notes issued in connection with our acquisition, in July 1998, of Servercast Communications, L.L.C., interest expense on long-term capital lease obligations and imputed interest on a software license purchase.

 Liquidity and Capital Resources

   Since our inception, our operations have been funded primarily by CMGI through the issuance of preferred stock and convertible debt, the issuance of preferred stock and our initial public offering and related underwriters' over-allotment in October 1999 and November 1999, respectively.

   Net cash used for operating activities for the six-month period ended January 31, 2000 amounted to $21.5 million, resulting primarily from net operating losses and increases in accounts receivable and deposits, partially offset by non-cash depreciation and amortization charges and increases in accounts payable and accrued expenses. The net increase in accounts receivable is a result of the revenue growth for the period.

   Net cash used for investing activities for the six-month period ended January 31, 2000 amounted to $35.5 million. The net cash used for investing activities was utilized primarily to build and equip two new datacenters and acquire property and equipment required to support the growth of the business.

   Net cash provided by financing activities for the six-month period ended January 31, 2000 amounted to $91.3 million. Cash provided by financing activities included $80.4 million of combined net proceeds from our initial public offering and exercise of the underwriters' over-allotment option, as well as funds advanced from CMGI, totaling $12.4 million, to fund our operations for the period August 1, 1999 through the closing of the initial public offering on October 27, 1999. The cash provided by financing activities was partially offset by the repayment of a $1.0 million note payable related to the Servercast acquisition.

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

   Under this note, CMGI converted intercompany debt in the aggregate amount of approximately $12.3 million, representing funds advanced during the period subsequent to the quarter ended July 31, 1999 through October 21, 1999 (the effective date of the registration statement relating to our initial public offering), into 87,548 shares of Series B convertible preferred stock (based upon a conversion price of $140.00, ten times the initial public offering price of $14.00 per share). Upon the closing of our initial public offering, each issued and outstanding share of Series B convertible preferred stock converted into twenty shares of common stock, or 12,588,140 shares of common stock in the aggregate. We have not borrowed funds from CMGI since the completion of our initial public offering on October 27, 1999, and we do not expect to borrow funds from CMGI in the future.

   On December 3, 1999, in connection with the construction contract for our new Andover, Massachusetts facility, we obtained a letter of credit in the amount of $10.3 million, representing the remaining balance due under the construction contract. Under the letter of credit arrangement (see Note 5 for description) the Company was required to maintain on deposit a compensating balance, restricted as to use, of 110% of the outstanding liability under the letter of credit. The obligation under the letter of credit was paid in full on March 1, 2000, and the corresponding compensating balance requirement was ended.

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

   We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures over the next nine months, assuming we obtain additional lease financing credit lines. However, we may need to raise additional funds in order to fund more rapid expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Year 2000 Considerations

   Currently, many installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields needed to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems needed to be upgraded or replaced in order to continue to function properly into the Year 2000 and beyond. NaviSite confronted the Year 2000 problem in several contexts:

   As of January 31, 2000, we have spent nearly $2.7 million (approximately $388,000 for the three months ended January 31, 2000) on our Year 2000 compliance effort.

   Our Year 2000 project plan has consisted of five phases:

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

   NaviSite successfully completed all phases of our Year 2000 project plan. We continue to conduct awareness campaigns as needed, update our inventory and conduct Year 2000 assessment on an ongoing basis as new computer systems and software products are introduced to our data centers or integrated into our operations. We intend to continue this ongoing inventory and assessment process.

   Our Customers. We also face risks from customer-provided computer systems and application software that we host in our data centers that in many cases has been customized by outside service providers or customer personnel. While we inform our co-location customers that they are responsible for the Year 2000 compliance of their hosted computer systems and all customers that they are responsible for the Year 2000 compliance of their own application software, we cannot assure you that our customers have taken the necessary steps to achieve Year 2000 compliance. We did not experience any significant problems with customer equipment due to the Year 2000 issue.

   Our Suppliers. In addition, we depend on software and hardware supplied by numerous vendors to provide our application hosting and management services, rental services and consulting services. We require that all new software application providers certify that they are Year 2000 compliant before we enter into agreements with them. We did not experience any significant problems with our supplier provided equipment and software.

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

   NaviSite has a history of operating losses and expects future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI, Inc. to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the Fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of January 31, 2000, we had an accumulated deficit of $56.7 million. The income potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in additional applications, enhance our application management expertise, expand our sales and marketing efforts and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next two years.

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

   NaviSite is controlled by CMGI, and CMGI may have interests that conflict with the interests of NaviSite's other stockholders. As of January 31, 2000, CMGI beneficially owned approximately 69.5% of NaviSite's outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of NaviSite's board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how NaviSite's other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could effect a sale or merger of NaviSite without prior notice to, or the consent of, NaviSite's other stockholders. CMGI's interests could conflict with the interests of NaviSite's other stockholders.

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

   A significant portion of NaviSite's revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of NaviSite's business. NaviSite anticipates that it will continue to receive a significant portion of its revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 57% of NaviSite's revenue in the six-month period ended January 31, 2000 and approximately 72% of NaviSite's revenue in the six-month period ended January 31, 1999. NaviSite cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that it will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or NaviSite's inability to replace this operating revenue, would substantially impair the growth of its business.

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

   NaviSite's growth could be substantially limited if the market for Internet application services fails to continue to develop or if NaviSite cannot continue to achieve broad market acceptance. The market for Internet application services has only developed recently and is evolving rapidly. There is significant uncertainty as to whether the Internet application service market will ultimately prove to be viable or, if it becomes viable, that it will continue to grow. Historically, businesses have been reluctant to outsource the hosting and management of sophisticated applications and have considered third-party service vendors to be unequipped to manage Internet applications critical to their businesses. If the market for outsourced system and network management of Web sites and Internet applications fails to continue to develop, or develops more slowly than we expect, or if our Web site and Internet application hosting and management services do not continue to achieve broad market acceptance, our growth could be substantially limited.

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

   The market NaviSite serves is highly competitive, and as an early stage company, NaviSite may lack the financial and other resources, expertise or capability needed to capture increased market share. NaviSite competes in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by an increasing number of market entrants and by industry consolidation. NaviSite believes that participants in this market must grow rapidly and achieve a significant presence to compete effectively. As an early stage company, NaviSite's business is not as developed as that of many of our competitors. For example, we estimate that the growth capacity of our facilities may be sufficient only for the next two years. Insufficient growth capacity in our facilities could impair our ability to achieve rapid growth through an increase in our customer base.

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

   NaviSite's inability to scale its infrastructure or otherwise manage its anticipated growth and the related expansion of its operations could result in decreased revenue and continued operating losses. NaviSite has experienced rapid growth in its service offerings and its customer base. As of January 31, 1999, NaviSite was a Web site hosting provider with approximately 76 customers. As of January 31, 2000, NaviSite was providing Web site and Internet application hosting and management services to approximately 196 customers. In order to service its growing customer base, NaviSite will need to continue to improve and expand its network infrastructure, in particular through the construction of new data centers. The ability of NaviSite's network to connect and manage a substantial number of customers at high transmission speeds while maintaining superior performance is largely unproven. If its network infrastructure is not scalable, NaviSite may not be able to provide our services to additional customers, which would result in decreased revenue.

   In addition, between January 31, 1999 and January 31, 2000, NaviSite increased the number of its employees from 118 to 297. This growth has placed, and likely will continue to place, a significant strain on NaviSite's financial, management, operational and other resources. To effectively manage its anticipated growth, NaviSite will be required to continue to enhance its operating and financial procedures and controls, to upgrade or replace its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If NaviSite is unable to effectively manage its rapid growth, it could experience continued operating losses.

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

   NaviSite's network infrastructure could fail, which would impair its ability to provide guaranteed levels of service and could result in significant operating losses. To provide its customers with guaranteed levels of service, NaviSite must operate its network infrastructure on a 24-hour-a- day, seven-day-a-week basis without interruption. In order to operate in this manner, NaviSite must protect its network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services NaviSite provides to its customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of such a disaster.

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

   Although NaviSite has to-date successfully addressed issues relating to "Year 2000" future problems could disrupt NaviSite's operations, resulting in lost revenue and increased operating costs. Because NaviSite offers computer-related services and because of the business-critical nature of many of its customers' applications, NaviSite's risk of lawsuits related to Year 2000 issues is likely to be greater than that of companies in some other industries. NaviSite's worst case scenario regarding the Year 2000 issue involves the complete or partial failure of one or more computer systems or software products that underlie or comprise its services. A failure of this kind could cause service interruptions or disruptions for one or more of NaviSite's customers. This scenario could arise as a result of a failure by NaviSite or its product or service vendors to identify or effectively address Year 2000 problems in these systems or products. For example, Year 2000 patches provided to us by key software or hardware vendors for customer servers or network devices could fail, causing customer outages or degraded network performance. Alternatively, patches provided by third parties for our desktop computers could fail, impeding network access or compromising network performance.

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

   NaviSite could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of NaviSite's Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. NaviSite also relies on security systems designed by third parties and the personnel in its network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend significant financial resources in the future to equip our new and existing data centers with state-of-the-art security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

   (c) Since October 31, 1999, the Registrant has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (i) Issuance of Capital Stock

     From October 31, 1999 through the end of the fiscal 2000 second quarter (January 31, 2000), the Registrant issued a total of 43,894 shares of common stock upon the exercise of employee stock options. The aggregate consideration received for such shares was $745.

     (ii) Grants of Stock Options

     From October 31, 1999 through the end of the fiscal 2000 second quarter (January 31, 2000), the Registrant granted options to purchase an aggregate of 364,000 shares of common stock under its Amended and Restated 1998 Equity Incentive Plan, exercisable at a weighted average exercise price of $73.31 per share.

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

   (d) Use of Proceeds of the Initial Public Offering

   On July 22, 1999, the Registrant filed a Registration Statement on Form S-1 (File No. 333-83501) to register under the Securities Act 5,500,000 shares of its common stock, par value $.01 per share (plus an additional 825,000 shares subject to an over-allotment option granted to the underwriters). The Registration Statement was declared effective by the Securities and Exchange Commission on October 21, 1999.

   The managing underwriters for the offering were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and FAC/Equities, a division of First Albany Corporation.

   The initial public offering commenced on October 22, 1999 and closed on October 27, 1999, on which date the Registrant sold 5,500,000 shares of common stock to the underwriters at an initial public offering price of $14.00 per share. On November 18, 1999, the underwriters exercised in full their over-allotment option to purchase an additional 825,000 shares of common stock at $14.00 per share. The over-allotment closing was held on November 23, 1999. The aggregate proceeds of the initial public offering (including the over-allotment option) were $88,550,000. The Registrant's aggregate proceeds from the initial public offering (including the proceeds received in connection with the exercise of the over-allotment option), net of underwriting discounts and commissions, were $82,351,500.

   From the effective date of the Registration Statement through the end of the fiscal 2000 second quarter (January 31, 2000), NaviSite incurred the following expenses in connection with the initial public offering:

      Underwriting discounts and Commissions....................... $ 6,199,000
      Other expenses (estimated)................................... $ 1,970,000
                                                                    -----------
        Total expenses............................................. $ 8,169,000
                                                                    ===========
      Net offering proceeds to NaviSite ........................... $80,381,000
                                                                    ===========

   None of the expenses incurred by the Registrant in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Registrant's equity securities or affiliates of the Registrant.

   From the effective date of the Registration Statement through the end of the fiscal 2000 second quarter (January 31, 2000), the Registrant has utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

      Construction of new datacenters.............................. $25,900,000
      Working capital requirements.................................  14,700,000
      Repayment of notes payable...................................   1,000,000
      Fixed asset acquisitions.....................................   1,000,000
                                                                    -----------
        Total...................................................... $42,600,000
                                                                    ===========

   In July 1998, in connection with the Registrant's acquisition of Servercast Communications, L.L.C., the Registrant issued $1,000,000 in term notes with principal payable on January 2, 2000. In January 2000, the Registrant paid the principal and remaining interest due on these term notes to certain individuals, including Mr. Peter C. Kirwan, Jr., the Chief Technology Officer of the Registrant. Apart from this payment, none of the net proceeds of the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Registrant's equity securities or affiliates of the Registrant.

   Unused proceeds of the initial public offering are currently invested in a U.S. Treasury Money Market Fund.

   All of the foregoing share information in Item 2 does not reflect the Registrant's recently announced two-for-one stock split, to be effected as a 100% stock dividend. Such stock dividend is payable on April 5, 2000 to all stockholders of record at the close of business on March 22, 2000.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

 Exhibit
 Number                                  Exhibit
 -------                                 -------
   2.1   Stock Purchase Agreement dated as of February 16, 2000 between CMGI,
         Inc., the Registrant, ClickHear, Inc. and the Stockholders of
         ClickHear, Inc. (incorporated by reference to Exhibit 99.1 in the
         Registrant's Current Report on Form 8-K dated February 22, 2000).

   2.2 Inter-Company Agreement dated February 22, 2000, between CMGI, Inc and the Registrant (incorporated by reference to Exhibit 99.2 in the Registrant's Current Report on Form 8-K dated February 22, 2000).

  10.1 Irrevocable Standby Letter of Credit, dated as of December 3, 1999, between BankBoston, N.A. and the Registrant.

  10.2 Security Agreement and Assignment of Account, dated December 3, 1999, between BankBoston, N.A. and the Registrant.

  10.3 Severance Agreement and General Release, dated November 8, 1999, and as amended on December 2, 1999, between Barbara Fortier and the Registrant.

  27     Financial Data Schedule

   (b) Reports Submitted on Form 8-K

   On March 8, 2000, the Registrant filed a Current Report on Form 8-K, dated February 22, 2000, relating to the acquisition of ClickHear, Inc. by the Registrant.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NAVISITE, INC.

                                                   /s/ Kenneth W. Hale
                                          By __________________________________
                                             Kenneth W. Hale
                                             Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Date: March 16, 2000