Form 10-Q
period 2000-04-30
NAVISITE INC
filed 2000-06-14
CIK 1084750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

                For the quarterly period ended April 30, 2000.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                   For the transition period from     to

                        Commission file number: 0-27597

                               ----------------

                                NAVISITE, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 52-2137343
           (State or other                          (I.R.S. Employer
   jurisdiction of incorporation)                  Identification No.)


         400 Minuteman Road                               01810
       Andover, Massachusetts                          (Zip Code)
   (Address of principal executive
              offices)

                                (978) 682-8300
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 12, 2000, there were 56,523,715 shares outstanding of the registrant's common stock, par value $.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 NAVISITE, INC

                 Form 10-Q for the Quarter ended April 30, 2000

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of April 30, 2000 (unaudited) and July
   31, 1999..............................................................    3

  Consolidated Statements of Operations for the three and nine months
   ended April 30, 2000 and 1999 (unaudited).............................    4

  Consolidated Statements of Cash Flows for the nine months ended April
   30, 2000 and 1999 (unaudited).........................................    5

  Notes to Interim Consolidated Financial Statements.....................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   21

                       PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................   22

Item 6. Exhibits and Reports on Form 8-K.................................   23

SIGNATURE................................................................   24

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                            April 30,  July 31,
                                                              2000       1999
                                                           ----------- --------
                          ASSETS                           (unaudited)
Current assets:
 Cash and cash equivalents...............................   $ 17,527   $  3,352
 Accounts receivable, less allowance for doubtful
  accounts of $743 and $262, at April 30, 2000 and July
  31, 1999, respectively.................................      8,343      1,881
 Accounts receivable from related parties................      5,737         77
 Prepaid expenses and other current assets...............      2,423        628
 Deferred IPO costs......................................        --         831
                                                            --------   --------
 Total current assets....................................     34,030      6,769
                                                            --------   --------
Property and equipment, net..............................     52,257     13,159
Deposits.................................................      3,001        389
Goodwill, net of accumulated amortization of $372 and
 $220 at April 30, 2000 and July 31, 1999, respectively..        653        794
                                                            --------   --------
 Total assets............................................   $ 89,941   $ 21,111
                                                            ========   ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable, current portion..........................   $    --    $  1,000
 Capital lease obligations, current portion..............        164        229
 Software vendor payable, current portion................        750        708
 Accounts payable........................................     10,870      2,224
 Accrued expenses and deferred revenue...................     10,599      3,963
                                                            --------   --------
 Total current liabilities...............................     22,383      8,124
                                                            --------   --------
Capital lease obligations, less current portion..........         68        178
Software vendor payable, less current portion............      1,205      1,757
                                                            --------   --------
 Total liabilities.......................................     23,656     10,059
                                                            --------   --------
Series C Convertible Redeemable Preferred Stock, $.01 par
 value, 1,095 shares authorized: 0 and 1,095 shares
 issued and outstanding at April 30, 2000 and July 31,
 1999, respectively (at liquidation value)...............        --       8,088
Series D Convertible Redeemable Preferred Stock, $.01 par
 value, 993 shares authorized: 0 and 993 shares issued
 and outstanding at April 30, 2000 and July 31, 1999,
 respectively (at liquidation value).....................        --       7,333
                                                            --------   --------
 Total redeemable preferred stock........................        --      15,421
                                                            --------   --------
Commitments and contingencies
Stockholders' equity (deficit):
 Series A Convertible Preferred Stock, $.01 par value,
  1,324 shares authorized: 0 and 1,324 shares issued and
  outstanding at April 30, 2000 and July 31, 1999,
  respectively...........................................        --          13
 Series B Convertible Preferred Stock, $.01 par value,
  1,000 shares authorized: 0 and 542 shares issued and
  outstanding at April 30, 2000 and July 31, 1999,
  respectively...........................................        --           5
 Preferred Stock, $.01 par value, 5,000 shares
  authorized: 0 shares issued and outstanding at April
  30, 2000 and July 31, 1999.............................        --         --
 Common Stock, $.01 par value, 150,000 shares authorized:
  56,186 and 138 shares issued and outstanding at April
  30, 2000 and July 31, 1999, respectively...............        562          1
 Deferred compensation...................................     (2,327)       --
 Additional paid-in capital..............................    141,152     30,291
 Accumulated deficit.....................................    (73,102)   (34,679)
                                                            --------   --------
 Total stockholders' equity (deficit)....................     66,285     (4,369)
                                                            --------   --------
 Total liabilities & stockholders' equity (deficit)......   $ 89,941   $ 21,111
                                                            ========   ========

      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                           Three Months
                                              Ended         Nine Months Ended
                                            April 30,           April 30,
                                         -----------------  ------------------
                                           2000     1999      2000      1999
                                         --------  -------  --------  --------
Revenue................................  $  6,757  $   958  $ 13,224  $  2,052
Revenue, related parties...............     7,438    2,025    16,007     4,765
                                         --------  -------  --------  --------
    Total revenue......................    14,195    2,983    29,231     6,817
Cost of revenue........................    20,161    5,836    41,552    13,557
                                         --------  -------  --------  --------
    Gross profit (loss)................    (5,966)  (2,853)  (12,321)   (6,740)
                                         --------  -------  --------  --------
Operating expenses:
  Selling and marketing................     6,310    1,856    15,380     4,397
  General and administrative...........     3,131    1,208     8,395     2,555
  Product development..................     1,357      672     3,304     1,378
                                         --------  -------  --------  --------
    Total operating expenses...........    10,798    3,736    27,079     8,330
                                         --------  -------  --------  --------
Loss from operations...................   (16,764)  (6,589)  (39,400)  (15,070)
Other income (expense):
  Interest income......................       382      --      1,221         4
  Interest expense.....................       (48)    (175)     (244)     (370)
                                         --------  -------  --------  --------
    Total other income (expense).......       334     (175)      977      (366)
                                         --------  -------  --------  --------
Net loss...............................  $(16,430) $(6,764) $(38,423) $(15,436)
                                         ========  =======  ========  ========
Basic and diluted net loss per common
 share.................................  $   (.29) $(48.66) $   (.98) $  (1.74)
                                         ========  =======  ========  ========
Basic and diluted weighted average
 number of common shares outstanding...    56,304      139    39,202     8,867
                                         ========  =======  ========  ========
Pro forma basic and diluted net loss
 per common share......................            $  (.19) $   (.73) $   (.51)
                                                   =======  ========  ========
Pro forma basic and diluted weighted
 average number of shares outstanding..             35,718    52,371    30,326
                                                   =======  ========  ========

      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                                April 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(38,423) $(15,436)
  Adjustments to reconcile net loss to net cash used for
   operating activities:
    Depreciation and amortization..........................    5,899     1,280
    Amortization of deferred compensation..................      663       --
    Provision for bad debts................................      481        93
  Changes in operating assets and liabilities, net of
   impact of acquisition in 2000:
    Accounts receivable....................................   (6,628)     (939)
    Accounts receivable from related parties...............   (5,660)      --
    Prepaid expenses.......................................     (960)   (1,060)
    Deposits...............................................   (2,610)     (127)
    Accounts payable.......................................    8,462     2,337
    Accrued expenses and deferred revenue..................    5,799     1,024
                                                            --------  --------
      Net cash used for operating activities...............  (32,977)  (12,828)
Cash flows from investing activities:
  Net cash acquired in acquisition.........................        6       --
  Purchases of property and equipment......................  (44,804)   (1,504)
                                                            --------  --------
      Net cash used for investing activities...............  (44,798)   (1,504)
Cash flows from financing activities:
  Proceeds from increase in debt to CMGI, net..............   12,898    15,009
  Proceeds from issuance of common stock, net of issuance
   costs...................................................   80,382       --
  Proceeds from exercise of stock options..................       25       --
  Proceeds from employee stock purchase plan...............      331       --
  Repayment of note payable................................   (1,000)      --
  Repayment of software vendor obligations.................     (510)     (601)
  Repayment of capital lease obligations...................     (176)      (76)
                                                            --------  --------
      Net cash provided by financing activities............   91,950    14,332
Net increase in cash.......................................   14,175       --
Cash and cash equivalents, beginning of period.............    3,352       --
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 17,527  $    --
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest................. $    274  $    263
                                                            ========  ========

      See accompanying notes to interim consolidated financial statements.

                                NAVISITE, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                                April 30, 2000

1. Basis of Presentation

  The accompanying consolidated financial statements have been prepared by NaviSite, Inc. ("NaviSite" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-83501), which was declared effective by the SEC on October 21, 1999.

  The information furnished reflects all adjustments which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

  The preparation of these interim consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Two-For-One Stock Split

  The consolidated financial statements have been retroactively adjusted for all periods presented to reflect the two-for-one stock split paid in the form of a stock dividend on April 5, 2000 to holders of record at the close of business on March 22, 2000.

3. Initial Public Offering

  On October 21, 1999, the Company's Registration Statement on Form S-1 (File No. 333-83501) was declared effective by the SEC. Pursuant to the Registration Statement, the Company sold 11,000,000 shares of its common stock, par value $.01 per share (the "Common Stock") at $7.00 per share. On November 18, 1999, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 1,650,000 shares of Common Stock at $7.00 per share. The closing in connection with the exercise of the over-allotment option was held on November 23, 1999. The Company received proceeds of approximately $80,382,000, net of offering costs of approximately $8,169,000, from its initial public offering and the subsequent exercise by the underwriters of the over-allotment option.

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

                                NAVISITE, INC.

4. Principles of Consolidation

  The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. ("ClickHear"), after elimination of all significant intercompany balances and transactions. During the quarter ended April 30, 2000, Servercast Communications, L.L.C. ("Servercast"), previously a subsidiary, was legally dissolved and all of its accounts were combined with those of the Company.

5. Cash and Cash Equivalents

  Cash equivalents consist of a money market fund which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

6. Accrued Expenses and Deferred Revenue

                                                                          July
                                                               April 30,  31,
                                                                 2000     1999
                                                               --------- ------
Accrued expenses consist of the following:
 Accrued payroll, benefits and commissions....................  $ 2,712  $1,157
 Accrued accounts payable.....................................    1,608     423
 Deferred revenue.............................................      719     701
 Accrued IPO costs............................................      --      496
 Accrued lease payments.......................................    1,546     257
 Other........................................................    4,014     929
                                                                -------  ------
                                                                $10,599  $3,963
                                                                =======  ======

7. Net Loss Per Common Share

  The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the "if-converted" method for convertible preferred stock or the treasury stock method for options, unless such amounts are anti-dilutive.

  For the nine months ended April 30, 2000 and the three and nine months ended April 30, 1999, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. Anti-dilutive potential common shares outstanding at April 30, 2000 and 1999 were 7,876,020 and 4,574,116, respectively. For the nine months ended April 30, 2000 and the three and nine months ended April 30, 1999, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI, Inc. ("CMGI") and all outstanding shares of preferred stock into common stock using the "if-converted" method from the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings
(loss) per share for the nine months ended April 30, 2000 and the three and nine months ended April 30, 1999:

                                NAVISITE, INC.

                                                     Three
                                                    Months
                                                     Ended
                                                     April     Nine Months
                                                      30,    Ended April 30,
                                                    -------  -----------------
                                                     1999      2000     1999
                                                    -------  --------  -------
   Numerator:
     Net loss.....................................  $(6,764) $(38,423) (15,436)
   Denominator:
     Basic weighted average number of common
      shares outstanding..........................      139    39,202    8,867
     Assumed conversion of amounts due to CMGI and
      preferred stock.............................   35,579    13,169   21,459
                                                    -------  --------  -------
   Weighted average number of pro forma basic and
    diluted shares outstanding....................   35,718    52,371   30,326
                                                    =======  ========  =======
   Pro forma basic and diluted net loss per
    share.........................................  $ (0.19) $  (0.73) $ (0.51)
                                                    =======  ========  =======

8. New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS 133 until that time. The Company expects that the adoption of SFAS 133 will not have a material impact on its consolidated financial statements.

  In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges" ("SAB 100"). In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. The Company does not expect the provisions of SAB No. 100 to have a material impact on its consolidated financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not expect the provisions of SAB No. 101 to have a material impact on its consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. Although the Company is still in the process of analyzing the impact of FIN 44, if any, on its consolidated statements and related disclosures, the Company expects that there will be no material impact on its financial position or its results of operations.

9. Acquisition of ClickHear

  On February 22, 2000, the Company acquired ClickHear for consideration preliminarily valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. The consideration for the acquisition consisted of 41,968 shares of CMGI common stock valued at approximately $4,643,000. On

                                NAVISITE, INC.

February 22, 2000, CMGI contributed its ClickHear common stock to NaviSite in exchange for 67,906 shares of NaviSite Common Stock. NaviSite's direct costs of acquisition were recorded as a component of purchase price. Based on the terms of the acquisition agreement, the value of the CMGI shares issued will be recorded as deferred compensation by NaviSite. The CMGI shares issued are subject to forfeiture by the ClickHear stockholders based on employment criteria as well as performance goals. The deferred compensation component of the consideration initially valued at $4,643,000 is accounted for on a variable basis at market value at the end of each reporting period, and will be amortized to compensation expense over the eleven month performance contingency period. As CMGI and NaviSite are entities under common control, upon settlement of the employment and performance contingencies, NaviSite will record the difference in fair value between the value of NaviSite's common shares issued to CMGI and the value of the CMGI common shares issued to the ClickHear stockholders as an equity transaction.

  The Company records the amortization of the deferred compensation in cost of sales. For the quarter ended April 30, 2000, the Company recorded approximately $663,000 of compensation expense related to the amortization of the deferred compensation.

  The allocation of this purchase price over the acquired assets and liabilities of ClickHear as of the acquisition date is outlined as follows (in thousands):

Working capital deficit................................................... $(3)
Property and equipment....................................................  40
Other assets..............................................................   2
Goodwill and other intangible assets......................................  11
                                                                           ---
  Purchase price.......................................................... $50
                                                                           ===

10. Subsequent Events

  In June 2000, the Company sold certain of its equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. The Company simultanously entered into a capital lease (the "Capital Lease") of those assets with the bank. The Capital Lease bears interest at a rate of 9.15% and is payable in monthly installments ending April 2004. The Capital Lease contains certain financial covenants, as defined, and a mandatory balloon payment, for repurchase by the Company, equal to 10% of the bank's acquisition cost of the equipment.

  On June 8, 2000, the Company sold 980,873 shares of its common stock to CMGI for the sum of $50.0 million, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of the company's common stock as reported on the Nasdaq National Market System on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

  In March 2000, our board of directors approved a two-for-one common stock split, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on April 5, 2000 to stockholders of record at the close of business on March 22, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the two-for-one stock split.

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

  We intend to expand both domestically and internationally. As part of this expansion, we completed construction of a new 153,000 square foot facility in Andover, Massachusetts, which includes a new data center. In May 1999, we executed a 12-year lease for this new facility. On December 3, 1999, we executed a $10.3 million letter of credit in connection with the construction of the Massachusetts facility. The letter of credit expired in March 2000. The new Massachusetts facility opened on schedule on January 7, 2000. In addition, during the nine month period ended April 30, 2000, construction was completed on a new 66,000 square foot facility located in San Jose, California, which also includes a new data center. In May 1999, we executed a seven-year lease for the San Jose facility. The new San Jose data center opened on schedule on November 18, 1999.

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

  Three-month period ended April 30, 2000 compared to the three-month period ended April 30, 1999.

Revenue

  Total revenue increased 376% to approximately $14.2 million for the three-month period ended April 30, 2000, from approximately $3.0 million for the same period in 1999. The increase in revenue is due to both the increase in the number of unaffiliated customers and additional business with unaffiliated customers, CMGI subsidiaries and affiliates.

Cost of Revenue

  Cost of revenue principally includes labor and headcount expenses, equipment, maintenance and facilities costs, and bandwidth and connectivity charges. Cost of revenue increased 245% to approximately $20.2 million for the three-month period ended April 30, 2000, from approximately $5.8 million for the same period in 1999. As a percentage of revenue, cost of revenue decreased to 142% for the three-month period ended April 30, 2000, from 196% for the same period in 1999. The cost of revenue increase in absolute dollars for the quarter ended April 30, 2000 is due primarily to costs associated with the increased revenue, the increased depreciation resulting from the investments in our new data centers in San Jose, California and Andover, Massachusetts, the continuing investments in our existing data centers and the non-cash amortization of the deferred compensation related to the ClickHear, Inc. acquisition.

  The San Jose facility became operational on November 18, 1999 and the Andover facility on January 7, 2000; both facilities commenced operations on schedule. The three months ended April 30, 2000 represent the first quarter to reflect expenses of operating the new data centers for a full quarter.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorship, direct marketing, product literature, and agency fees. Selling and marketing expenses increased 240% to approximately $6.3 million for the quarter ended April 30, 2000, from approximately $1.9 million for the same period in 1999. This increase is due primarily to the development of our sales and marketing capability to support our growth. As a percentage of revenue, sales and marketing decreased to 44% for the quarter ended April 30, 2000, from 62% for the same period in 1999.

  General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services and corporate overhead. General and administrative expenses increased 159% to approximately $3.1 million for the quarter ended April 30, 2000, from approximately $1.2 million for the same period in 1999. The increase is due to hiring additional personnel to support our growing operations and also reflects the higher cost associated with becoming a publicly traded company.

  Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 102% to approximately $1.4 million for the quarter ended April 30, 2000, from approximately $672,000 for the same period in 1999. This increase is due primarily to the costs associated with an increase in product development personnel to 34 as of April 30, 2000, from 16 employees at April 30, 1999. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

Interest Income

  Interest income increased to approximately $382,000 for the quarter ended April 30, 2000, from $0 in interest income for the same period in 1999. This increase is due primarily to the funds available for investment during the quarter ended April 30, 2000 resulting from the proceeds from our initial public offering in October 1999 and the exercise of an over-allotment option granted to the underwriters in November 1999.

Interest Expense

  Interest expense decreased to approximately $48,000 for the quarter ended April 30, 2000, from $175,000 for the same period in 1999 due to decreased interest expense on long-term capital lease obligations and the decrease in intercompany interest expense to CMGI. Other interest expense is due to imputed interest on a software license purchase.

Nine-month period ended April 30, 2000 compared to the nine-month period ended
                                April 30, 1999.

Revenue

  Total revenue increased 329% to approximately $29.2 million for the nine-month period ended April 30, 2000, from approximately $6.8 million for the same period in 1999. The increase in revenue is due to both the increase in the number of unaffiliated customers and additional business with unaffiliated customers, CMGI subsidiaries and affiliates. Unaffiliated revenue increased 544%, while related party revenue increased 236% over the same nine-month period in 1999.

Cost of Revenue

  Cost of revenue principally includes labor and headcount expenses, additional equipment, maintenance and facilities costs and increased bandwidth and connectivity charges. Cost of revenue increased 206% to approximately $41.6 million for the nine-month period ended April 30, 2000, from approximately $13.6 million for the same period in 1999. As a percentage of revenue, cost of revenue decreased to 142% for the nine-month period ended April 30, 2000, from 199% for the same period in 1999. The dollar-value increase in each period is due primarily to the costs associated with increased investment in our existing and our new data centers in San Jose, California and Andover, Massachusetts. The nine-month period ended April 30, 2000 reflects approximately five months of expenses related to the new San Jose data center, and approximately four months of expenses related the new Andover data center.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, product literature and agency fees. Selling and marketing expenses increased 250% to approximately $15.4 million for the nine-month period ended April 30, 2000, from approximately $4.4 million for the same period in 1999. This increase is due primarily to the development of our sales and marketing capability to support our growth. As a percentage of revenue, sales and marketing decreased to 53% for the nine-month period ended April 30, 2000, from 65% for the same period in 1999.

  General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services, and corporate overhead. General and administration expenses increased 229% to approximately $8.4 million for the nine-month period ended April 30, 2000, from approximately $2.6 million for the same period 1999. The increase is due to hiring of additional personnel in all areas of administration to support our growing operations and also reflects the higher cost associated with Year 2000 projects and becoming a publicly traded company.

  Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 140% to approximately $3.3 million for the nine-month period ended April 30, 2000, from approximately $1.4 million for the same period in 1999. This increase is due primarily to the costs associated with an increase in product development personnel as of April 30, 2000 to 34, from 16 employees at April 30, 1999. This growth in product development personnel reflects our increased service offerings and increased emphasis on application services.

Interest Income

  Interest income increased to approximately $1.2 million in the nine-month period ended April 30, 2000, from $4,000 interest income for the same period in 1999. This increase is due primarily to the funds available for investment resulting from the proceeds from our initial public offering in October 1999 and the over-allotment exercise in November 1999.

Interest Expense

  Interest expense, net decreased for the nine-month period ended April 30, 2000 to approximately $244,000 compared to $370,000 in interest expense for the same period in 1999. This interest expense is due primarily to intercompany interest expense to CMGI and other interest expense due to the Term Notes issued in connection with our acquisition, in July 1998, of Servercast, interest expense on long-term capital lease obligations and imputed interest on a software license purchase. The Term Notes were paid in full in January 2000.

Liquidity and Capital Resources

  Since our inception, our operations have been funded primarily by CMGI through the issuance of preferred stock and convertible debt, the issuance of preferred stock and our initial public offering and related underwriters' over-allotment in October 1999 and November 1999, respectively.

  Net cash used for operating activities for the nine-month period ended April 30, 2000 amounted to $33 million, resulting primarily from net operating losses, increases in accounts receivable and a $2.5 million lease deposit, partially offset by non-cash depreciation and amortization charges and increases in accounts payable and accrued expenses. The net increase in accounts receivable is a result of the revenue growth for the period. The available for collection days sales outstanding is approximately 48 days at April 30, 2000 as compared to 30 at January 31, 2000. Available for collection days sales outstanding represents the weighted average number of days sales are outstanding based on the date that services rendered during the period are billed.

  Net cash used for investing activities for the nine-month period ended April 30, 2000 amounted to $44.8 million. The net cash used for investing activities was used primarily to build and equip two new data centers and acquire property and equipment required to support the growth of the business.

  Net cash provided by financing activities for the nine-month period ended April 30, 2000 amounted to $92.0 million. Cash provided by financing activities included $80.4 million of combined net proceeds from our initial public offering and exercise of the underwriters' over-allotment option, as well as funds advanced from CMGI, totaling $12.9 million, to fund our operations for the period from August 1, 1999 through the closing of our initial public offering on October 27, 1999. The cash provided by financing activities was partially offset by the repayment of a $1.0 million note payable related to the Servercast acquisition.

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

  Under this note, CMGI converted intercompany debt in the aggregate amount of approximately $12.3 million, representing funds advanced during the period subsequent to the quarter ended July 31, 1999 through October 21, 1999 (the effective date of the registration statement relating to our initial public offering), into 87,548 shares of Series B convertible preferred stock (based upon a conversion price of $140.00, ten times the initial public offering price of $14.00 per share). Upon the closing of our initial public offering, each issued and outstanding share of Series B convertible preferred stock converted into 20 shares of common stock, or 12,588,140 shares of common stock in the aggregate. We have not borrowed funds from CMGI since the completion of our initial public offering on October 27, 1999, and we do not expect to borrow funds from CMGI in the future.

  On December 3, 1999, in connection with the construction contract for our new Andover, Massachusetts facility, we obtained a letter of credit in the amount of $10.3 million, representing the remaining balance due under the construction contract. Under the letter of credit arrangement the Company was required to maintain on deposit a compensating balance, restricted as to use, of 110% of the outstanding liability under the letter of credit. The obligation under the letter of credit expired on March 1, 2000, and the corresponding compensating balance requirement was ended.

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

  In June 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. We entered into a capital lease (the "Capital Lease") upon the leaseback of those assets. The Capital Lease bears interest at a rate of 9.15% and is payable in monthly installments ending April 2004. The Capital Lease contains certain financial covenants, as defined, and a mandatory balloon payment, for repurchase by us, equal to 10% of the bank's acquisition cost of the equipment.

  On June 8, 2000, we sold 980,873 shares of our common stock to CMGI for the sum of $50.0 million, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of our common stock as reported on the Nasdaq National Market System on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share.

  We currently anticipate that our available cash resources at April 30, 2000 combined with the cash received from the private placement with CMGI and the sale-leaseback, as described above, will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next six months, assuming we obtain additional lease financing credit lines. However, we may need to raise additional funds in order to fund more rapid expansion, to fund our geographic expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Inflation

  We believe that our revenues and results of operations have not been significantly impacted by inflation.

Additional Risk Factors that May Affect Future Results

  The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

  We have a history of operating losses and expects future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of April 30, 2000, we had an accumulated deficit of $73.1 million. The income potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in additional applications, enhance our application management expertise, expand our sales and marketing efforts and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next two years.

  Fluctuations in our quarterly operating results may negatively impact our stock price. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: the demand for and market acceptance of our Web site and Internet application hosting and management services; our ability to develop, market and introduce new services on a timely basis; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would be likely to fall.

  We are controlled by CMGI, and CMGI may have interests that conflict with the interests of our other stockholders. As of April 30, 2000, CMGI beneficially owned approximately 69.5% of our outstanding common stock. As of June 12, 2000, after giving effect for the subsequent June 2000 private placement of our common stock, CMGI beneficially owned approximately 69.8% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could effect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders.

  The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

  A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 55% of our revenue in the nine-month period ended April 30, 2000 and approximately 70% of our revenue in the nine-month period ended April 30, 1999. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

  Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under leases executed or guaranteed by CMGI. We do not expect CMGI to continue this practice, and accordingly, we or our customers will have to obtain this equipment for new leases and renewal of existing leases directly, on an stand alone basis. Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, leases for this equipment. We cannot assure you that it or its customers can do so on similar financial terms.

  If the growth of the market for Internet commerce and communication does not continue, there may be insufficient demand for our services, and as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. In addition, in order for the market for our services to grow, consumers who have historically purchased and communicated through traditional means must elect to purchase products and services and conduct their communication online. These transitions must continue to ensure a growing market for our Web site and Internet application hosting and management services.

  Our growth could be substantially limited if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance. The market for Internet application services has only developed recently and is evolving rapidly. There is significant uncertainty as to whether the Internet application service market will ultimately prove to be viable or, if it becomes viable, that it will continue to grow. Historically, businesses have been reluctant to outsource the hosting and management of sophisticated applications and have considered third-party service vendors to be unequipped to manage Internet applications critical to their businesses. If the market for outsourced system and network management of Web sites and Internet applications fails to continue to develop, or develops more slowly than we expect, or if our Web site and Internet application hosting and management services do not continue to achieve broad market acceptance, our growth could be substantially limited.

  Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet applications or if new Internet applications deployed by us prove to be unreliable, defective or incompatible. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

  The market we serve is highly competitive, and as an early stage company, we may lack the financial and other resources, expertise or capability needed to capture increased market share. We compete in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by an increasing number of market entrants and by industry consolidation. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. As an early stage company, our business is not as developed as that of many of our competitors. For example, we estimate that the growth capacity of our facilities may be sufficient only for the next two years. Insufficient growth capacity in our facilities could impair our ability to achieve rapid growth through an increase in our customer base.

  Moreover, many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships in the industry than we have. We may lack the financial and other resources, expertise or capability needed to capture increased market share in this environment in the future.

  Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers. Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and Internet applications. We utilize our direct private transit Internet connections to major backbone providers as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their backbones so that our private transit Internet connections operate effectively.

  Increased costs associated with our private transit Internet connections could result in the loss of customers or significant increases in operating costs. Our private transit Internet connections are already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we are unable to access alternative networks to distribute our customers' digital content on a cost- effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

  If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sale, marketing and provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for our Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease our software applications from Internet application software vendors. The loss of any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

  We purchase from a limited number of suppliers key components of our infrastructure, including networking equipment, that are available only from limited sources in the quantities and with the quality that we demand.

For example, we purchase most of the routers and switches used in our infrastructure from Cisco Systems Inc. and most of the intelligent Web switching technology from ArrowPoint Communications Inc. Subsequent to the quarter ended April 30, 2000, these companies merged. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability or failure to obtain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

  Our inability to scale our infrastructure or otherwise manage our anticipated growth and the related expansion of our operations could result in decreased revenue and continued operating losses. We have experienced rapid growth in our service offerings and our customer base. As of April 30, 1999, we were a Web site hosting provider with approximately 82 customers. As of April 30, 2000, we were providing Web site and Internet application hosting and management services to approximately 283 customers. In order to service our growing customer base, we will need to continue to improve and expand our network infrastructure, in particular through the construction of new data centers. The ability of our network to connect and manage a substantial number of customers at high transmission speeds while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

  In addition, between April 30, 1999 and April 30, 2000, we increased the number of our employees from 172 to 425. This growth has placed, and likely will continue to place, a significant strain on our financial, management, operational and other resources. To effectively manage our anticipated growth, we will be required to continue to enhance our operating and financial procedures and controls, to upgrade or replace our operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If we are unable to effectively manage our rapid growth, we could experience continued operating losses.

  You may experience additional dilution because our historical source of funding is expected to change, and other funding may not be available to us on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Upon completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, were converted into common stock. We do not expect to borrow additional funds from CMGI in the future. We may need to raise additional funds from time to time and in fact recently completed a $30 million sale-leaseback transaction with a bank and a $50 million private placement sale of common stock to CMGI in this regard. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

  Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses. To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week without interruption. In order to operate in this manner, we must protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of such a disaster.

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

  The misappropriation of our proprietary rights could result in the loss of our competitive advantage in the market. We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We do not own any patents that would prevent or inhibit competitors from using our technology or entering our market. We cannot assure you that the contractual arrangements or other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we provide our services in other countries where the laws may not afford adequate protection for our proprietary rights.

  Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time consuming litigation. We license or lease most technologies used in the Internet application services that we offer our technology suppliers may become subject to third-party infringement claims which could result in their inability or unwillingness to continue to license their technology to us. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our service marks infringe the trademark rights of third parties. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

  The loss of key officers and personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills, or could jeopardize our ability to continue to provide service to our customers. We believe that the continued service of key personnel, including Joel B. Rosen, our Chief Executive Officer, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance for any of our key personnel to insure our business in the event of their death. In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect.

  If we fail to attract and retain additional skilled personnel, our ability to provide Web site and Internet application management and technical support may be limited, and as a result, we may be unable to attract customers and our business. Our business requires individuals with significant levels of Internet application expertise, in particular to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or may need to provide higher compensation to such personnel than we currently anticipate.

  Any future acquisitions we make of companies or technologies may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. Our business strategy contemplates future acquisitions of complementary businesses or technologies. If we do pursue additional acquisitions, our risks may increase because our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. In addition, through acquisitions, we may enter into markets or market segments in which we have limited prior experience.

  Once we complete an acquisition, we will face additional risks. These risks include: difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business's customers and employees.

  In addition, while we are a consolidated subsidiary of CMGI, and for a period of two years afterwards were we ever to become no longer a consolidated subsidiary of CMGI, our acquisitions must be accounted for using the purchase method of accounting, which could result in unfavorable accounting for acquisitions. We cannot assure you that any acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

  The international market for our services is unproven, and as a result, the revenue generated by any current or future international operations may not be adequate to offset the expense of establishing and maintaining those operations. One component of our long-term strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future international data center or other operations is not adequate to offset the expense of establishing and maintaining those international operations.

  NaviSite faces risks inherent in doing business in international markets which could adversely affect the success of our international operations. There are risks inherent in doing business in international markets, including different regulatory requirements, trade barriers, challenges in staffing and managing foreign operations, currency risk, different technology standards, different tax structures which may adversely impact earnings, different privacy, censorship and service provider liability standards and regulations and foreign political and economic instability, any of which could adversely affect the success of our international operations.

  The emergence and growth of a market for our Internet application services will be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the emergence and growth of the market for our Internet application services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

  We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend significant financial resources in the future to equip our new and existing data centers with state-of-the-art security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

  We may become subject to burdensome government regulation and legal uncertainties that could substantially impair the growth of our business or expose us to unanticipated liabilities. It is likely that laws and regulations directly applicable to the Internet or to Internet application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and Internet application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and in the United Kingdom and facilitate the activities of our customers in these jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property there.

  We may be subject to legal claims in connection with the information disseminated through our network which could have the effect of diverting management's attention and require us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation which could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

  In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

  The market price of our common stock may experience extreme price and volume fluctuations. The market price of our common stock may fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning us or our competitors, or the Internet industry; the introduction or market acceptance of new service offerings by us or our competitors; changes in industry research analysts' earnings estimates; changes in accounting principles; sales of our common stock by existing stockholders; and the loss of any of our key personnel.

  In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of technology and Internet-related companies have been especially volatile. This volatility often has been unrelated to the operating performance of particular companies. In the past, securities class action litigation often has been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management's attention and resources.

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

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

  (c) Since October 31, 1999, the Registrant has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

    (i) Issuance of Capital Stock

      During the quarterly period ended April 30, 2000, the Registrant issued a total of 27,167 shares of common stock upon the exercise of employee stock options. The aggregate consideration received for such shares was $12,125.

    (ii) Recent Sales of Unregistered Securities

      On June 8, 2000, the Registrant sold 980,873 shares of its common stock to CMGI, Inc. for an aggregate offering price of $50,000,000. These shares were issued on June 13, 2000, representing the number of shares of common stock equal to $50,000,000 divided by the average of the closing prices per share of common stock as reported on the Nasdaq National Market on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering.

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


  From the effective date of the Registration Statement through the end of the fiscal 2000 third quarter (April 30, 2000), the Registrant has used the proceeds from the initial public offering and underwriters' over-allotment as follows:

   Construction of new datacenters................................. $31,260,000
   Working capital requirements....................................  26,560,000
   Repayment of notes payable......................................   1,000,000
   Fixed asset acquisitions........................................   4,034,000
                                                                    -----------
     Total......................................................... $62,854,000
                                                                    ===========

  None of the expenses incurred by the Registrant in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Registrant's equity securities or affiliates of the Registrant.

  In July 1998, in connection with the Registrant's acquisition of Servercast Communications, L.L.C., the Registrant issued $1,000,000 in term notes with principal payable on January 2, 2000. In January 2000, the Registrant paid the principal and remaining interest due on these term notes to certain individuals, including Peter C. Kirwan, Jr., the Chief Technology Officer of the Registrant. Apart from this payment, none of the net proceeds of the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Registrant's equity securities or affiliates of the Registrant.

  Unused proceeds of the initial public offering are currently invested in a U.S. Treasury Money Market Fund.

  All of the foregoing share information in Item 2 reflects the Registrant's two-for-one stock split, effected as a 100% stock dividend. Such stock dividend was paid on April 5, 2000 to all stockholders of record at the close of business on March 22, 2000.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.1   Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and CMGI, Inc.

  10.2   Amendment No. 1 to the Investors Rights Agreement, dated as of October
         27, 1999, by and between the Registrant and CMGI, Inc.

  10.3 Master Equipment Lease Agreement No. 35076, dated as of May 26, 2000, by and between the Registrant and Fleet Capital Corporation, along with related schedules and transaction documents.

  27     Financial Data Schedule

  (b) Reports Submitted on Form 8-K

  On March 8, 2000, the Registrant filed a Current Report on Form 8-K, dated February 22, 2000, to report under Item 2 (Acquisition or Disposition of Assets) the consummation of a Stock Purchase Agreement for the acquisition of ClickHear, Inc. The financial statements required to be filed with such report were filed on May 8, 2000 on Amendment No. 1 to Current Report on Form 8-K/A.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NaviSite, Inc.

                                                    /s/ Kenneth W. Hale
                                          By __________________________________
                                                      Kenneth W. Hale
                                                  Chief Financial Officer
                                             (Principal Financial Officer and
                                                 Chief Accounting Officer)

Date: June 14, 2000