Form 10-K
period 2000-07-31
NAVISITE INC
filed 2000-10-30
CIK 1084750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended July 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from      to

                        Commission file number: 0-27597

                               ----------------

                                 NAVISITE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               52-2137343
     (State or other jurisdictionof     (I.R.S. Employer Identification Number)
     incorporation or organization)

           400 Minuteman Road
         Andover, Massachusetts                          01810
    (Address of principal executive                    (Zip Code)
                offices)

                                 (978) 682-8300
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock, $.01 par value per share, held by non-affiliates of the registrant was approximately $148,989,880, based on the last reported sale price of the registrant's common stock on the Nasdaq National Market as of the close of business on October 25, 2000.

   As of October 25, 2000 there were 58,595,344 shares outstanding of the registrant's common stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NAVISITE, INC.
                               2000 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
          PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  20
Item 3.   Legal Proceedings......................................................................  21
Item 4.   Submission of Matters to a Vote of Security Holders....................................  21

          PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  22
Item 6.   Selected Consolidated Financial Data...................................................  23
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  23
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk..............................  30
Item 8.   Financial Statements and Supplementary Data............................................  30
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  56

          PART III
Item 10.  Directors and Executive Officers of Registrant.........................................  56
Item 11.  Executive Compensation.................................................................  56
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  56
Item 13.  Certain Relationships and Related Transactions.........................................  56

          PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  56

Signatures......................................................................................   57

                                     PART I
               Special Note Regarding Forward-Looking Statements

   This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1. Business

Company Overview

   NaviSite is a leading provider of managed website and application hosting services. Our managed application hosting services allow businesses to outsource the deployment, configuration, hosting, management and support of their Web sites and Internet applications in a cost-effective and rapid manner. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. We also provide our customers with access to our state-of-the-art data centers and the benefit of our direct private transit Internet connections to multiple leading Internet backbone providers. We only use direct private transit Internet connections, which increases reliability and download speeds.

   The scalability of our infrastructure and cost-effectiveness of our solutions allow us to offer a comprehensive suite of services to meet the current and future hosting and management needs of our customers. Our suite of service offerings includes:

  . Web site and Internet application hosting, which includes access to our state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services;

  . Enhanced server management, which includes custom reporting, hardware options, load balancing, system security, advanced back-up options, managed storage solutions and the services of our business solution managers;

  . Specialized application management, which includes management of e-commerce and other sophisticated applications and their underlying services, including ad-serving, streaming media production, encoding and broadcast, databases and transaction processing; and

  . Professional services, application rentals and related consulting.

Industry Background

   Growth of Business Use of the Internet. The dramatic growth in Internet usage in recent years, combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce.

   As business use of the Internet grows, we believe those businesses which are utilizing the Internet are seeking to identify and implement increasingly sophisticated Internet applications. These new applications permit businesses to:

  . increase the efficiencies of running their business;

  . engage in business-to-business and business-to-consumer e-commerce;

  . enhance business sales efforts through Web-based technologies such as online training, e-commerce enablement, and streaming;

  . build and enhance customer relationships by providing Internet-based customer service and technical support; and

  . communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

   As a result, the proliferation of business Web sites and Internet applications has created a strong worldwide demand for specialized information technology support and application expertise.

   Movement Toward Outsourcing. A growing number of businesses using the Internet as part of their business strategy have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their Web sites and Internet applications. This follows an overall movement toward outsourcing of information technology services. According to Forrester Research, businesses in the United States are now spending approximately 25% of their overall information technology budgets on outsourced services. We believe that the growth in outsourced hosting and management of Web sites and Internet applications is driven by a number of factors, including:

  .the desire of businesses to improve the reliability, availability and overall performance of their Web sites and Internet applications as those applications increase in complexity and importance;

  . the desire of businesses to reduce time to market;

  . the challenges faced by businesses in hiring, training and retaining application engineers and information technology employees with Internet expertise;

  . the increasing complexity of managing the operations of Web sites.

  . deployment risk and the risk of technological obsolescence as businesses attempt to capitalize on leading-edge technologies.

   Forrester Research has estimated that the market for managed Web site hosting in the United States will grow from less than $1.0 billion in 1998 to over $19.7 billion in 2004.

   Need for Providers of Managed Application Hosting Services. An increasing number of businesses are outsourcing the hosting and management of their Web sites and Internet applications. However, many Web site hosting providers lack the requisite expertise to implement and manage increasingly sophisticated Internet applications. Moreover, many of these providers lack the scalable capacity, high-speed connectivity, monitoring capabilities and levels of reliability and availability which businesses demand. System integrators and application developers often have the requisite expertise and resources to supply businesses with highly customized application solutions, but these solutions are expensive and time consuming to implement. Some businesses attempt to reduce cost and shorten time to deployment by utilizing multiple vendors, each of which provides only a partial solution. This has created significant opportunity for managed application hosting providers who can offer Web site and Internet application deployment, configuration, hosting, management and support.

The NaviSite Solution

   We provide a range of integrated, scalable Web site and Internet application hosting and management services that can be deployed in a cost-effective and rapid manner. Our managed application hosting services allow customers to outsource the deployment, configuration, hosting, management and support of Web sites and select Internet applications. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. Key components of our services include:

   Cost-Effective Application Management Services. The scalable nature of our infrastructure, the repeatability of our Internet application services and our hosting and management expertise allow us to provide our customers with web site and Internet application hosting and management services on a cost-effective basis, offloading our customers from the resource and time-intensive management of web operations. This in turn frees our customers to focus on their core business. We believe that our customers would otherwise be required to make significant expenditures to replicate our performance, reliability and expertise either internally or by using outside vendors.

   Rapid Deployment. We offer our customers the ability to rapidly deploy Internet applications, often in a matter of days or weeks, rather than months. We believe that we can deploy sophisticated Internet Web sites much more rapidly than businesses can deploy the same applications in-house. This is crucial as some of our customers are just developing a Web presence and need to have their Web sites and Internet applications online as quickly as possible.

   High-Performance, World-Class Infrastructure. Our infrastructure has been designed expressly to meet the more demanding technical and skill set requirements of providing managed application hosting, compared to "co-location' hosting services. Our high-performance infrastructure, together with our trained and experienced staff enable us to offer levels of service which are backed by service level guarantees which we believe are among the highest and most comprehensive in the industry.

Strategy

   NaviSite's objective is to be the leading managed application hosting service provider. We plan to achieve this goal by continuing to enhance and leverage our expertise, service offerings and infrastructure to provide customers with integrated, reliable and secure Internet-based business solutions. Key components of our strategy include:

   Expand Our Suite of Internet Applications. We intend to both increase the number and vary the kind of applications and application management services we offer. NaviSite provides horizontal application services that have broad appeal across most market segments, including a wide range of industry segments, as well as ISV (Independent Software Vendors), enterprises, and "new economy' companies. We plan to continue to provide these horizontal services to more and more applications, and we also plan to increase the number of horizontal services we provide. We continue to introduce Internet business applications, which are intended to enable customers to develop a Web-based business presence. Currently, we offer our customers e-commerce and other applications and supporting services, including streaming, databases and transaction processing services. We focus on application services which are repeatable, meaning services that we can provide to customers with minimal additional customization and integration. We believe that this repeatability decreases our time to market, reduces our operating risks and produces a higher return on our investment.

   Offer Multiple Service Offerings to Meet the Evolving Needs of Customers. We offer flexible service offerings, allowing customers to choose how much of their web operations they would like to outsource. This also creates an environment that makes it easy for customers to purchase more service offerings over time. We offer multiple service levels to customers so that we can meet their needs for Internet application services at each stage in the development of their Web-based operations. For example, a customer initially may use our Web site or Internet application hosting services or enhanced server management. Later, as its operations grow and the Internet becomes more of an integral part of its business strategy, the customer may use our specialized application management services or application rentals. We believe we have created a competitive advantage by offering multiple service levels to meet the evolving needs of Customers.

   Increase Brand Awareness. We intend to increase awareness of the NaviSite brand in key business markets and associate the NaviSite brand with the highest quality managed Web site and application hosting services, high performance and superior customer service. We believe that this awareness and association is essential to the continued expansion of our customer base. We plan to aggressively build the NaviSite brand through our industry relationships and the use of marketing and co-marketing programs.

   Enhance Our Expertise and Technological Capabilities. We have acquired, and intend to continue to enhance, the expertise and technological capabilities required to conduct and grow our business ahead of customer demand. This means hiring and training application experts before introducing a new application to customers. This also means expanding existing data centers, adding data centers, keeping current with key technological trends and increasing bandwidth. We intend to enhance our expertise by training existing personnel and by hiring and retaining new Internet IT professionals. We believe the combination of our Web site and Internet application hosting and management expertise and our scalable infrastructure provides us with a competitive advantage.

   Continue to Develop and Leverage Industry Relationships. We believe our industry relationships with Internet application software vendors and developers, application and system integrators, hardware suppliers and others provide us with enhanced market opportunities. Through these relationships, we purchase, license or lease services or products to expand our application service offerings and infrastructure. We also intend to expand our channel sales capability by working with an increasing number of system integrators and Internet application software developers and providers. By leveraging our current and future industry relationships, we intend to not only increase our market visibility and credibility but also offer our clients more fully integrated Web site and Internet application hosting and management services.

   Access Foreign Markets. We continually assess the demand for foreign operations based on opportunities in specific geographic locations. NaviSite is developing partnerships with companies that have established strong presence in local markets, and it is our intention, by partnering with them, to enable NaviSite, barring unforeseen circumstances, to rapidly and effectively provide managed application hosting services in those markets. As the needs of our existing and prospective customers evolve, we intend, barring unforeseen circumstances, to take advantage of foreign market opportunities as they arise.

   Pursue Strategic Acquisitions. As opportunities arise, we intend to continue to pursue strategic acquisitions that we believe should provide complementary capabilities, technical personnel, established customer relationships and geographic presence in domestic and international markets.

Services

   We offer a comprehensive suite of services to meet the current and future hosting and management needs of our customers.

   Web Site and Application Management. We provide both enhanced server management and specialized application management. Both types of management services permit us to provide customers with a single point of problem resolution management, from identification to resolution to post-resolution analysis. To provide these services, our trained technical personnel utilize advanced network monitoring and management tools for Web site and application troubleshooting, together with internal policies and procedures designed to ensure rapid, effective solutions to technical problems.

   Our enhanced server management services includes such services as custom reporting, hardware options, load balancing, system security, advanced back-up options, remote management and the services of our business solution managers.

   Application Rentals. We offer select Internet application rentals to customers and application developers who need to access sophisticated Internet applications or application components which can be customized by developers as part of a complete software solution. We typically manage all or elements of the applications we rent. In addition, these applications may require experienced personnel to deploy and configure them.

   Web Site and Internet Application Hosting. Our Web site and Internet application hosting services provide customers with access to our state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services. Customers are able to access their servers 24 hours a day, seven days a week. In fiscal 2000, less than 10% of our revenue was derived from basic co-location customers to which we provide no enhanced or specialized management services. However, this is an attractive entry point for some customers, from which they can purchase more enhanced services from NaviSite. Through our Streaming Media Division we offer managed streaming media services as an means of incorporating streaming into e-business applications by providing companies with comprehensive digital media production and distribution services. Our streaming services include the production, encoding and broadcasting of customers content, the immediate integration of live event and on-demand streaming media into customers' Web sites and the enhancement of customers' Web sites with high-speed multi-media features. Our streaming services complement current customers' application management and service offerings centered on e-commerce and enhance our customers' online marketing efforts.

   Professional Services. We supply consulting and other professional services such as, network and system configuration and architecture, scalability and performance testing, project implementation, bandwidth planning and, in limited cases, basic software development and system integration.

Sales and Marketing

   Our sales and marketing objective is to leverage our Web site and Internet application hosting and management expertise to become the leading provider of managed application hosting services. We have developed a sales and marketing strategy that initially targeted businesses that have adopted the Internet as an integral part of their business strategy. We are increasingly providing managed application hosting services to more traditional enterprises as they incorporate the Internet into their business models.

   Our sales efforts focus on direct sales, as well as channel sales through various industry relationships. We plan to establish a leading position in our target markets by expanding our sales force, continuing to establish programs and leverage industry relationships to increase channel sales and expanding our marketing staff.

   Direct Sales. Our direct sales professionals include:

  . sales representatives, who conduct sales campaigns, identify targeted prospects, oversee sales territories and manage customer relationships;

  . sales engineers, who discuss prospective customers' Web site and Internet application hosting and management business needs and technical requirements; and

  . telesales representatives, who qualify customer leads.

   Our direct sales teams are currently located in: Andover, Massachusetts; New York, New York; San Jose, San Diego and Los Angeles, California; Austin, Texas; and Washington, D.C. We plan to continue to expand our sales force to establish a geographic presence in other key markets.

   Channel Sales. We have developed important industry relationships to enhance our channel sales and marketing capabilities. We have developed a range of partnerships, including relationships with many companies that have formally joined NaviSite's Alliance program. Types of companies include web and application developers, system integrators, consultants, ISV (Independent Software Vendors), and technology partners. These partners provide complementary services, allowing NaviSite customers to benefit from more comprehensive solutions. Many of these partners also provide a significant source of lead referrals to NaviSite and are also our customers. As a result, many of their customers become NaviSite customers. We intend to continue to leverage our industry relationships to develop customer referrals, mutual referral relationships, enhanced service offerings, and in some cases, co-selling and cross-selling and reselling opportunities. We also work together in selling with such equipment suppliers as Cisco Systems, Dell Corporation, Compaq Computer Corporation, BMC, Inc. and EMC Corporation.

   Marketing. Our marketing group is responsible for corporate and product marketing, corporate communications, public relations, lead generation and marketing communications. As with our sales approach, our overall marketing strategy focuses on supporting both direct sales and channel sales. We continue to expand NaviSite's position as a leading managed application hosting provider, including increasing our brand awareness internationally, as well as within the enterprise, Fortune 500, B2B, and other target segments. Our marketing activities include establishing a national and local awareness of the NaviSite brand and our services, positioning ourselves as a leading managed application hosting provider, developing and enhancing channel sales relationships and demonstrating to potential customers how our services differentiate us from our competition. Our marketing programs include:

  . comprehensive lead generation through telemarketing, direct marketing, direct mail programs, electronic and print advertising, electronic and face-face seminars and targeted shows and events;

  . interactive, online marketing programs;

  . sponsorships of targeted partner and customer events;

  . marketing communications and public relations materials to sustain press coverage in both trade and business publications;

  . market development activities targeted to Web site design firms, Internet application developers and consultants;

  . lead generation, referrals, mutual Web site links or co-marketing through industry relationships with technology vendors such as Cisco Systems, Dell Corporation, Compaq Computer Corporation, BMC, Inc. and EMC Corporation.

   We expect to make significant investments in these and other marketing programs to increase awareness of the NaviSite brand.

Industry Relationships

   In our sales and marketing efforts, we are also pursuing industry relationships targeted by our Alliance Partner Program. Our professional service offerings also integrate services from the following categories:

   Internet Application Software Vendors. We have developed relationships with some of the leading Internet application software vendors. We target Internet application software vendors with brand name recognition and established sales and support channels. These relationships are mutually beneficial, providing us with additional applications to sell or rent to our customers and the software vendors with a distribution channel for their applications. We also benefit from cross-selling and co-marketing opportunities and specialized product training to enhance our application management expertise.

   Web and Application Developers. We have developed relationships with multiple Web site design firms, Internet application developers, consultants and other similar companies. These companies generally lack the infrastructure and expertise needed to offer their customers a complete, cost-effective solution and, as a result, turn to us to provide hosting and management services and expertise to enhance their own product and service offerings. These relationships provide us with greater market reach through referrals, without the related overhead costs. In return, we offer these companies discounts on our services, participation in networking events and trade shows, joint marketing and promotional campaigns and Web site linkage.

   Application and System Integrators. We have developed relationships with several high-end network integration companies and system integrators from whom we receive assistance with complex development, integration and project management and for whom we provide application hosting and management solutions. These relationships enable us to deliver more comprehensive Internet application solutions to meet the needs of our customers.

Customers

   We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI companies, and a number of CMGI affiliates. In the Fall of 1997, we began supplying Web site hosting and management services to companies unaffiliated with CMGI. As of July 31, 2000, we had approximately 362 customers, up from 126 as of July 31, 1999.

   A representative list of our customers as of July 31, 2000 includes:
Anheuser-Busch Companies, Inc., Stop and Shop Supermarket Company, Optika, Inc., Puma Technology, Inc, Senior.Com, Inc. and Fuel Spot, Inc.

Product Development

   Our product development staff focuses on developing a broad range of "horizontal' managed application services. This group identifies and evaluates new Internet applications and technologies, develops monitoring and management services specifically for these applications, and incorporates these applications into our suite of service offerings. We focus on Internet applications that permit us to offer our customers repeatable, scalable services. Our goal is to introduce services capable of utilization by a large number of customers, seeking to maximize revenue production and minimize the incremental operating cost for each additional customer utilizing that service. As new applications are introduced, our personnel integrate the application into our management and billing systems, provide technical documentation and training and ensure the security of the offering. This process is critical to our ability to provide integrated, scalable applications to our customers and is designed to result in increased operating margins, faster product delivery and improved customer service.

   Our product development group also identifies, selects and implements the various technologies, including network storage and back-up, that provide the basic infrastructure for both our internal network and the solutions we offer our customers.

Customer Service and Support

   We believe customer service and support is critical to our future success and growth. Our customer care staff is focused on direct and indirect customer service and support. We have developed a customized, life-cycle project management approach to our operations. For some of our customers, we assign a single business solutions manager who services the customer from deployment through the entire customer relationship. This approach is designed to enhance our responsiveness to customer requests, problem troubleshooting and technology upgrades.

   NaviSite acts as the single point of problem resolution management for all of our customers. Problems with a customer's web sites can occur in any one of six layers. NaviSite can diagnose, identify and rapidly fix problems at each of these levels, from the network to the operating system, from the server hardware to the database, from the application-server to selected end-user applications. The result is a single point of problem resolution management for customers, a key value added service where NaviSite takes responsibility for fixing problems or managing the process of getting problems fixed.

   To do this, we utilize a number of state-of-the-art automated systems, including a knowledge-based problem resolution and trouble ticketing system, an enterprise system monitoring platform, sophisticated data storage, an enterprise tape backup system and a corporate intranet with a built-in document management and source control system. We believe that our approach to customer service and support and our ability to rapidly respond to customer needs provides us with a significant competitive advantage.

Network Infrastructure, Technology, and Operations

   NaviSite entered the Internet application service market with the advantage of a well-developed infrastructure established by CMGI to support CMGI and a number of its affiliates. We have differentiated our infrastructure from competing application service providers and co-location hosting providers through our direct private transit Internet connections to six major Internet backbone providers. We designed our infrastructure specifically to provide superior performance for our Web site and Internet application hosting and management services, including multi-level network redundancy to provide the highest levels of network uptime, reliable and customized network security and fast, guaranteed response time and availability of customers' content, which we deliver through our private transit Internet connections. Our infrastructure is also designed to scale to support continued growth. We believe that our sophisticated and highly redundant infrastructure provides us with a competitive advantage over other hosting vendors and most Internet service providers. Key elements of our infrastructure include:

   Data Centers. Our strategy is to build a select number of high performance data centers in order to provide our customers with a critical mass of expertise in Internet applications and management services from each data center, while capturing the benefits of centralized infrastructure and staffing. We currently have four data centers; two located in Andover, Massachusetts, one in San Jose and one in Scotts Valley, California. These state-of-the-art data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include Cisco redundant core routers, Cisco redundant core switching hubs and secure, virtual local area networks. We obtain the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco Systems, Compaq Computer Corporation, Dell, EMC, Microsoft Corporation, Oracle, and Sun Microsystems.

   We also have contracted domestically for data center space with Level 3 Communications, Inc. This relationship provides us with the ability to access additional data center space without building new data centers.

   Private Transit Internet Connectivity. Our use of direct private transit Internet connections to seven major Internet backbone providers differentiates our network infrastructure from those of our competitors. We have redundant high-capacity Internet connections to UUNet, Sprint, CERFnet and Cable and Wireless on the East Coast and UUNet, Genuity, InterNAP and SprintLink on the West Coast. We have deployed direct private transit Internet connections specifically to avoid congestion and data loss at public Internet exchange points and the resulting degradation of performance. Our private transit system enables us to provide fast, reliable access for our customers' Web sites and Internet applications. Because we have direct private transit links to Internet providers, we can directly monitor the capacity of all of our connections and intend that we will have the aggregate bandwidth to move large quantities of data at high transmission speeds. We believe that our private transit Internet connections also enable us to more effectively launch new applications, such as streaming, which require high bandwidth availability and run more effectively in a private transit model.

   Service Level Agreements. The combination of our state-of-the-art infrastructure, our customer-focused operations group and our hosting and management expertise enable us to offer our customers service levels backed by guarantees that we believe are among the highest and most comprehensive in the industry. For example, we offer our customers 99.99% guarantees for network segments, our facility and facility components. These guarantees translate into no more than five minutes of consecutive, unscheduled downtime per month.

   Network Security. Our network incorporates host-based security with CheckPoint back-end firewalls and Cisco router access control lists, as well as SecurID token-based authentication. In addition to these physical security measures, we have a formal security policy in place, including employee training, that governs all facets of our business and guidelines governing internal and external access to information housed in our network system.

   Network Operations Centers. We monitor the operations of our infrastructure and customer Web Sites using our own network operations centers. Each network operations center is fully staffed 24 hours a day, seven days a week with Windows NT, UNIX, application and support personnel. Our network operations centers perform first-level problem identification and resolution. The design of our network operations centers allows network engineers and support personnel to be promptly alerted to problems, and we have established procedures for rapidly resolving any technical issues that arise. Network management and monitoring tools continuously monitor the network and server performance.

Competition

   We compete in the managed application hosting service market. The overall hosting market is evolving rapidly, is highly competitive and is likely to be characterized by an increasing number of market entrants and by industry consolidation. We believe that NaviSite's focus on higher-level managed application services provides significant differentiation from traditional co-location hosting providers, and provides significantly higher customer value. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. We believe that managed applications services are difficult to provide well and require an infrastructure, work processes and management systems tuned to this business model. We believe that the primary competitive factors determining success in our market include:

  . quality of service delivered;

  . Web site and Internet application hosting and management expertise;

  . fast and reliable Internet connectivity;

  . a state-of-the-art infrastructure providing availability, speed, scalability and security;

  . a reputation for high-quality service and superior customer service and support;

  . numerous and diverse service offerings and timely addition of value-added services;

  . brand recognition;

  . competitive pricing; and

  . adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

   Our current and prospective competitors include:

  . other providers of co-location or high-end Web site hosting and related services, including AboveNet Communications, Inc., Digex Corporation, Exodus Communications, Inc., Globix Corporation, Genuity, Inc., Data Return Corporation, Interliant, Inc. and a large number of local and regional hosting providers;

  . national and regional Internet service providers, including Concentric
    Network Corporation, MindSpring Enterprises, Inc., PSINet Inc., UUNet, WorldCom and Verio Inc.;

  . companies that focus on customized Internet application services, including AppNet Systems, Inc., CORIO, Inc., IBM Global Services, USinternetworking, Inc., LoudCloud, and USWeb/CKS;

  . large system integrators and information technology outsourcing firms, including Electronic Data Systems Corporation and International Business Machines Corporation; and

  . global telecommunications companies, including AT&T Corp., MCI WorldCom,
    Inc. and Sprint Corporation, and regional and local telecommunications companies, including AT&T Broadband and regional Bell operating companies, such as Verizon Communications and SBC Communications, Inc.

   Many of our competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the Internet application service market.

   In addition, we believe that there will be continued consolidation within the Internet hosting market in which we compete. Our competitors may consolidate with one another, or acquire software application vendors or technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways which would impede our ability to compete successfully in the Internet application service market.

Proprietary Rights

   We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents that would prevent or inhibit competitors from using our technology or entering our market. While it is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we provide our services in other countries where the laws may not afford adequate protection for our proprietary rights.

   We license or lease most technologies used in our Internet application services. Our technology suppliers may become subject to third-party infringement claims, which could result in their inability or unwillingness to continue to license their technology to us. The loss of certain of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies of lower quality or performance standards or at greater cost. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our use of our service marks infringes the trademark rights of third parties. Although we do not believe that any of these allegations have merit, or that our technologies or services otherwise infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into royalty or licensing agreements.

Government Regulation

   While there currently are few laws or regulations directly applicable to the Internet or to managed application hosting service providers, due to the increasing popularity of the Internet and Web-based applications it is likely that such laws and regulations may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and managed application hosting service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and in the United Kingdom, and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence or employees or property there. The application of existing laws and regulations to the Internet or our business, or the adoption of any new legislation or regulations applicable to the Internet or our business, could materially adversely affect our financial condition and operating results.

Employees

   As of July 31, 2000, we had 473 employees. Of these employees, 262 were principally engaged in operations, 110 were principally engaged in sales and marketing, 31 were principally engaged in product development and 70 were principally engaged in finance and administration. None of our employees is party to a collective bargaining agreement and we believe our relationship with our employees is good. We also employ consultants and independent contractors on a regular basis to assist in the completion of projects. It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions or covenants.

Certain Factors That May Affect Future Results

   The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

   We have a history of operating losses and expect future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of July 31, 2000, we had an accumulated deficit of $92.65 million. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

   Fluctuations in our quarterly operating results may negatively impact our stock price. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: continued market demand and acceptance for our Web site and Internet application hosting and management services; our ability to develop, market and introduce new services on a timely basis; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would be likely to fall.

   CMGI is a majority stockholder, and CMGI may have interests that conflict with the interests of our other stockholders. As of July 31, 2000, CMGI beneficially owned approximately 68.73% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

   A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 50% of our revenue in the fiscal year ended July 31, 2000, approximately 68% of our revenue in the fiscal year ended July 31, 1999, and approximately 96% of our revenue in fiscal year ended July 31, 1998. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

   Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, certain equipment that is currently provided under leases executed or guaranteed by CMGI. Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under leases executed or guaranteed by CMGI prior to our October 1999 initial public offering. We do not expect CMGI to continue this practice, and accordingly, we or our customers will have to obtain this equipment for new leases and renewal of existing leases directly, on a stand alone basis. Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, leases for this equipment. We cannot assure you that it or its customers can do so on similar financial terms.

   If the growth of the market for Internet commerce and communication does not continue, or it decreases, there may be insufficient demand for our services, and as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our growth could be substantially limited if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance. The market for Internet application services has only developed recently and is evolving rapidly.

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

   The market we serve is highly competitive, and as a rapidly growing company, we may lack the financial and other resources, expertise or capability needed to capture increased market share. We compete in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by an increasing number of market entrants and by industry consolidation. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. As a rapidly growing company, our business is not as developed as that of many of our competitors. For example, we estimate that the growth capacity of our facilities may be sufficient only for the next two fiscal years. Insufficient growth capacity in our facilities or the lack of availability of non-owned facilities could impair our ability to achieve rapid growth through an increase in our customer base. Moreover, many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships in the industry than we have. We may lack the financial and other resources, expertise or capability needed to capture increased market share in this environment in the future.

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

Increased costs associated with our private transit Internet connections could result in the loss of customers or significant increases in operating costs. Our private transit Internet connections are already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we are unable to access alternative networks to distribute our customers' digital content on a cost-effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

   If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sale, marketing and provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease select software applications from Internet application software vendors. The loss of our ability to continually obtain any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

   Our inability to scale our infrastructure or otherwise manage our anticipated growth and the related expansion of our operations could result in decreased revenue and continued operating losses. We have experienced rapid growth in our service offerings and our customer base. We were a Web site hosting provider with approximately 126 customers as of July 31, 1999. As of July 31, 2000, we were providing Web site and Internet application hosting and management services to 362 customers. In order to service our growing customer base, we will need to continue to improve and expand our network infrastructure. Our ability to continue to meet the needs of a substantial and growing number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

   In addition, between July 31, 1999 and July 31, 2000, we increased the number of our employees from 201 to 473. This growth has placed, and likely will continue to place, a significant strain on our financial, management, operational and other resources. To effectively manage our anticipated growth, we will be required to continue to enhance our operating and financial procedures and controls, to upgrade or replace our operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If we are unable to effectively manage our rapid growth, we could experience continued operating losses.

   Our customer base includes a significant number of dot.com businesses that face increased risk of loss of funding depending upon the availability of the private and/or public funding. Many of our customers are small start-up Internet based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit Website operations hosted by us. If this occurs, we could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

   You may experience dilution because our historical source of funding is expected to change, and other funding may not be available to us on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Upon completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, were converted into common stock. Subsequent to July 31, 2000, CMGI committed to advance NaviSite, if needed by July 31, 2001, the sum of $50.0 million, subject to negotiation of a mutually acceptable vehicle and related terms and conditions and approval of both companies' respective board of directors. We may need to raise additional funds from time to time and in fact in June 2000 we completed a $30 million sale-leaseback transaction with a bank and a $50 million private placement sale of common stock to CMGI in this regard. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

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

   Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time consuming litigation. We license or lease most technologies used in the Internet application services that we offer. Our technology suppliers may become subject to third-party infringement claims which could result in their inability or unwillingness to continue to license their technology to us. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our service marks infringe the trademark rights of third parties. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

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

   The market for our services in international territories is unproven, and as a result, the revenue generated by any future international operations may not be adequate to offset the expense of establishing and maintaining those operations. One component of our strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future international data center or other operations adequate to offset the expense of establishing and maintaining those international operations. Our present international strategy is based upon the creation of alliances with foreign telecommunications companies that own or operate data centers into which we intend to place our infrastructure and to service our current customers as well as the customers of those telecommunications companies desiring our services. In the event that are unable to negotiate favorable agreements with or successfully market our services together with such telecommunications companies, our international strategy will be significantly impaired, curtailed or eliminated.

   We face risks inherent in doing business in international markets that could adversely affect the success of our international operations. There are risks inherent in doing business in international markets, including different regulatory requirements, trade barriers, challenges in staffing and managing foreign operations, currency risk, different technology standards, different tax structures which may adversely impact earnings, different privacy, censorship and service provider liability standards and regulations and foreign political and economic instability, any of which could adversely affect the success of our international operations.

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

Item 2. Properties

Facilities

   Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts, in a newly constructed 150,000 square foot facility leased pursuant to an agreement which expires in 2011. The 400 Minuteman facility is also partly utilized as a data center (52,000 square feet of raised floor).

 Data centers

   We currently have four domestic data center locations, with a total of approximately 88,000 square feet of raised data center floor. In addition to the 400 Minuteman Road data center, we also occupy approximately 22,000 square feet at 300 Federal Street, Andover, Massachusetts (10,000 square feet of raised floor), pursuant to an agreement that expires in 2007. This facility is utilized as a data center. We also occupy approximately 14,100 square feet at 1700 Greens Hill Road, Scotts Valley, California (4,000 square feet of raised floor), part of which is utilized as a data center, pursuant to an agreement that expires in 2002. Our fourth location is a newly constructed 66,000 square foot facility located in the Valley Technology Centre, 2720 Zanker Road, San Jose, California (22,000 square feet of raised floor), part of which is utilized as a data center, leased pursuant to an agreement which expires in 2006. In addition to our existing data centers, we presently utilize approximately 10,000 square feet of space in Sunnyvale, CA and approximately 5,000 square feet of space in New York, New York through our relationship with Level 3.

   We believe that our existing facilities will be adequate for at least the next fiscal year and that we will be able to obtain additional space as needed on commercially reasonable terms.

 Sales and Marketing Space:

   In connection with our sales and marketing efforts, we occupy offices at 100 Congress Avenue, Suite 1800, Austin, Texas; 11601 Wilshire Boulevard, Suite 500, Los Angeles, California; 622 Third Avenue 10th Floor, New York, New York; 2720 Zanker Road, San Jose, California; 8300 Boone Boulevard, Suite 540, Vienna, Virginia; 1700 Green Hills Road, Scotts Valley, California; 5330 Carroll Canyon Road, Suite 203, San Diego, California; and 400 Minuteman Road, Andover, Massachusetts.

 Streaming Media Division

   Our Streaming Media Division currently occupies approximately 16,800 square feet at 4225 Executive Square, LaJolla, California, pursuant to an agreement that expires November 2006. This location is used as both the production facility and as the administrative offices of the Streaming Media Division.

Item 3. Legal Proceedings

   We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of our company.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended July 31, 2000.

NaviSite Executive Officers

   Joel B. Rosen, age 42, has served as NaviSite's Chief Executive Officer and President and as one of NaviSite's directors since April 1999. From January 1996 to August 1998, Mr. Rosen served as Executive Vice President of Aspen Technology, Inc., an enterprise software and services provider, where he was responsible for managing two of Aspen Technology's three business units. From August 1988 to January 1996, Mr. Rosen held several management positions within Aspen Technology, including Director of Marketing, Vice President of Marketing and Senior Vice President of Marketing and New Businesses. From 1984 to 1988, Mr. Rosen was a Consultant and Manager at Bain & Company.

   Kenneth W. Hale, age 47, has served as NaviSite's Chief Financial Officer since March 1997 and as NaviSite's Treasurer since March 1998. From March 1998 to August 2000, Mr. Hale served as NaviSite's Secretary. From May 1989 to September 1996, Mr. Hale served as Chief Financial Officer and Treasurer of Media/Communications Partners, a telecommunications and media venture capital firm, where he was responsible for overseeing the financial management of multiple venture capital funds and related entities. From June 1980 to April 1989, Mr. Hale was a Senior Manager, Audit and Tax, at Ernst & Whinney, which merged with Arthur Young & Co. to form Ernst & Young LLP. Mr. Hale is a Certified Public Accountant.

   Patricia Gilligan, age 49, has served NaviSite's Chief Operating Officer since June 2000. From January 1999 to June 2000, Ms. Gilligan served as Vice President of Worldwide Services of Incentive Systems, an incentive compensation application developer. From April 1997 to January 1999, Ms. Gilligan served as Vice President of East Coast Operations of Razorfish, Inc., a digital solutions provider. From January 1992 to April 1997, Ms. Gilligan served as Chief Information Officer of Cahners Publishing Company, a business information company.

   Peter C. Kirwan, Jr., age 36, has served as NaviSite's Chief Technology Officer since October 1998. From June 1998 to October 1998, Mr. Kirwan served as Vice President of Applications of NaviSite. From March 1997 to June 1998, Mr. Kirwan was President of Servercast Communications, LLC, application management and hosting company founded by Mr. Kirwan which was acquired by NaviSite in July 1998. From January 1994 to January 1997, Mr. Kirwan served as Chief Executive Officer of Media Access Systems, Inc., a high-speed Internet service provider and web hosting provider which he founded.

   Neil Gardner, age 40, has served as NaviSite's Vice President of Technical Operations since May 2000. From June 1996 to May 2000, Mr. Gardner served as Vice President of Operations of Fidelity Investments, a financial services company. From April 1991 to June 1996, Mr. Gardner served as Director of Technical Services of NEC Corporation, an electronics, information and communications systems provider.

   Jeff Loeb, age 41, has served as NaviSite's Vice President of Professional Services since February 2000 From February 1999 to February 2000, Mr. Loeb served as Senior Practice Director, e-Business Consulting of Oracle Corporation, a database software company. From July 1996 to February 1999, Mr. Loeb served as Director of Business Consulting of Dataworks. From June 1993 to July 1996, Mr. Loeb served as Manager, Systems Implementation of Instron, Inc.

   Jonathan Rodin, age 43, has served as NaviSite's Vice President of Product Development since February 1999. From October 1997 to July 1998, Mr. Rodin served as Vice President of Engineering at ADSmart Corporation, a developer and marketer of online ad sales and ad-serving solutions and a subsidiary of CMGI, Inc. From July 1991 to September 1997, Mr. Rodin served in various positions, including as the Vice President of Engineering, at FTP Software, Inc., an independent vendor of software and related applications for the personal computer market.

   Jay S. Seaton, age 46, has served as NaviSite's Vice President of Marketing since December 1997. From October 1996 to December 1997, Mr. Seaton served as Vice President of Sales and Marketing at Radnet, Inc., a provider of application tools. From June 1991 to October 1996, Mr. Seaton served as Director of Marketing at Banyan Systems Inc., a provider of distributed networking software.

   J. Andrew Sherman, age 45, has served as NaviSite's Vice President of Sales since August 1997. From March 1996 to August 1997, Mr. Sherman served as Vice President of U.S. Sales for Fulcrum Technologies, Inc., a software firm focused on providing knowledge management capabilities to large enterprises on intranet platforms. From September 1994 to March 1996, Mr. Sherman served as Regional Manager at Sybase, Inc., a database and application development tools company. Prior to 1994, Mr. Sherman also held senior positions at Apple Computer, Inc. and MCI WorldCom, Inc.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Our common stock commenced trading on the Nasdaq National Market on October 22, 1999 and is traded under the symbol "NAVI." As of July 31, 2000, there were 57 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the April 5, 2000 two-for-one stock split.

                                                                  Fiscal 2000
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
   October 22, 1999 through October 31, 1999.................... $ 25.50 $14.06
   November 1, 1999 through January 31, 2000....................   63.25  21.50
   February 1, 2000 through April 30, 2000......................  164.94  26.50
   May 1, 2000 through July 31, 2000............................   58.88  34.00

   We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See "Item 1. Business--Certain Factors That May Affect Future Results."

   We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

Recent Sales of Unregistered Securities

   On June 8, 2000, we sold 980,873 shares of our common stock to CMGI for an aggregate offering price of $50,000,000. These shares were issued on June 13, 2000, representing the number of shares of common stock equal to $50,000,000 divided by the average of the closing prices per share of common stock as reported on the Nasdaq National Market on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share. The common stock was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Use of Proceeds from Sales of Registered Securities

   On October 27, 1999, we sold 5,500,000 shares of our common stock in an initial public offering (plus an additional 825,000 shares upon the exercise of an overallotment option granted to the underwriters) pursuant to a Registration Statement on Form S-1 (File No. 333-83501) that was declared effective by the Securities and Exchange Commission on October 21, 1999. During the period from the offering to July 31, 2000, we have used the proceeds as follows:

 Construction of new data centers and fixed asset acquisitions ..... $49,615,000
 Working capital requirements ......................................  29,785,000
 Repayment of notes payable.........................................   1,000,000
                                                                     -----------
  Total............................................................. $80,400,000
                                                                     ===========

Item 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years 1998-2000 are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The consolidated statement of operations data for the 1997 fiscal year and the period from July 1, 1996 (inception) through July 31, 1996 are derived from our audited consolidated financial statements that are not included herein. Historical results are not necessarily indicative of results of any future period.

                                                                   Period from
                                                                  July 1, 1996
                                                                   (inception)
                                                                     through
                               2000      1999     1998     1997   July 31, 1996
                             --------  --------  -------  ------  -------------
Revenue:
  Revenue..................  $ 24,870  $  3,461  $   158  $  --       $ --
  Revenue, related
   parties.................    24,893     7,058    3,871   3,361        --
                             --------  --------  -------  ------      -----
    Total revenue..........    49,763    10,519    4,029   3,361        --
Cost of revenue............    68,496    20,338    8,876   3,494          6
                             --------  --------  -------  ------      -----
    Gross margin...........   (18,733)   (9,819)  (4,847)   (133)        (6)
Operating expenses:
  Selling and marketing....    22,805     6,888    2,530     347        --
  General and
   administrative..........    12,270     4,823    1,412     467         21
  Product development......     5,197     2,620      287     --         --
                             --------  --------  -------  ------      -----
    Total operating
     expenses:.............    40,272    14,331    4,229     814         21
Loss from operation........   (59,005)  (24,150)  (9,076)   (947)       (27)
Other income (expense):
  Interest income..........     2,027         4      --      --         --
  Interest expense.........    (1,001)     (347)     (85)     (1)       --
  Other income/(expense),
   net.....................         9       (39)     (11)    --         --
                             --------  --------  -------  ------      -----
Net loss...................   (57,970)  (24,532)  (9,172)   (948)       (27)
Accretion of dividends on
 Series C and D convertible
 redeemable preferred
 stock.....................       --       (172)     --      --         --
                             --------  --------  -------  ------      -----
Net loss applicable to
 common stockholders.......   (57,970)  (24,704)  (9,172)   (948)       (27)
                             ========  ========  =======  ======      =====
Basic and diluted net loss
 per common share..........     (1.37)    (3.71)    (.57)   (.12)       --
                             ========  ========  =======  ======      =====
Basic and diluted weighted
 average number of common
 shares outstanding........    42,270     6,663   16,034   8,000        --
                             ========  ========  =======  ======      =====
Unaudited pro forma basic
 and diluted net loss per
 share.....................     (1.08)     (.75)     --      --         --
                             ========  ========  =======  ======      =====
Pro forma weighted average
 number of basic and
 diluted shares
 outstanding...............    53,829    32,814      --      --         --
                             ========  ========  =======  ======      =====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In March 2000, our board of directors approved a two-for-one common stock split, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on April 5, 2000 to stockholders of record at the close of business on March 22, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the two-for-one stock split.

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

   We were incorporated in Delaware in December 1998 as a wholly owned subsidiary of NaviSite Internet Services Corporation as part of a corporate reorganization of NaviSite Internet Services Corporation. At that time, we received a contribution of assets from NaviSite Internet Services Corporation in exchange for 60,589 shares of our common stock and 1,323,953 shares of our Series A convertible preferred stock. At the same time, NaviSite Internet Services Corporation contributed the remainder of its assets to NaviNet, Inc., another newly formed subsidiary of NaviSite Internet Services Corporation. Effective as of October 1, 1999, NaviSite Internet Services Corporation was merged with and into CMGI, leaving NaviSite and NaviNet, Inc. as direct subsidiaries of CMGI.

   Our predecessor, NaviSite Internet Services Corporation, was incorporated in Delaware in February 1997 under the name CMG Information Technology, Inc. and changed its name to NaviSite Internet Services Corporation in May 1997. We commenced operations in July 1996, funded by CMGI, to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. CMGI affiliates include all entities in which CMGI holds an equity interest. We began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI in the Fall of 1997.

   All financial information presented here refers only to NaviSite, including the hosting and Internet application management segments of NaviSite Internet Services Corporation, and does not include the financial condition or results of operations of NaviNet, Inc., including the dial-up operations of NaviSite Internet Services Corporation.

   In July 1998, we acquired Servercast Communications, L.L.C., a Delaware limited liability company and developer and integrator of Internet applications, for $1.0 million in notes, plus bridge notes receivable of $25,000 and $20,000 in acquisition costs. We acquired Servercast principally for its expertise in application management, online advertising, e-commerce, content management and streaming media. In February 2000, we acquired ClickHear, Inc. for consideration valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. We acquired ClickHear principally for its expertise in streaming media management and development.

   We intend to expand domestically and internationally. During fiscal year 2000, we opened two new data center facilities, one at Zanker Road, San Jose, California and one at 400 Minuteman Road, Andover, Massachusetts. In addition to our new domestic data centers, during fiscal year 2000, we entered into an agreement with Level 3 to provide domestic data center space, as needed.

   As of January 31, 2000, our corporate headquarters are located at 400 Minuteman Road, Andover, Massachusetts. Before this date, our corporate headquarters were shared with CMGI and several other CMGI affiliates. CMGI allocated rent, facility maintenance and service costs among these affiliates based upon headcount within each affiliate and within each department of each affiliate. Other services provided by CMGI to us included support for enterprise services, human resources and benefits and Internet marketing and business development. Actual expenses could have varied had we been operating on a stand-alone basis. Costs are allocated to us on the basis of the fair market value for the facilities used and the services provided.

   We derive our revenue from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, bandwidth and basic back-up, storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, load balancing, system security, advanced back-up options, and the services of our business solution managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including ad-serving, streaming, databases and transaction processing services; and application rentals and related consulting and other professional services. Revenue also includes income from the rental of equipment to customers and one-time installation fees. Revenue is recognized in the period in which the services are performed and installation fees are recognized in the period of installation. Our contracts generally are a one to three year commitment.

   Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In fiscal 2000, we sold services to CMGI and CMGI affiliates totaling approximately $24.9 million, or 50% of revenue. Three of these customers accounted for approximately 12.05%, 9.96% and 9.35% of revenue, respectively. As of July 31, 2000, CMGI owned approximately 68.73% of our outstanding common stock, the balance of the common stock owned by the public.

   Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our four data centers, such as rent and utilities. We expect these costs to increase in dollar terms, but decline on a percentage of revenue basis, with the growth of our overall business. We also expect to achieve economies of scale as a result of spreading more volume over fixed assets, increasing productivity and using new technological tools.

   Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. We expect selling and marketing expenses to increase in dollar terms, but decline on a percentage of revenue basis, as we continue to invest in these areas to promote brand recognition and to acquire new customers. We intend to accomplish this by hiring additional sales and marketing personnel, opening additional sales offices and increasing spending on public relations, advertising and marketing programs.

   General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services and corporate overhead. Also included are intercompany charges from CMGI for facilities (prior to our move to our new headquarters in January 2000), human resource support and business development. We expect the dollar value of these expenses to increase in future periods, but decline on a percentage of revenue basis, as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

   Product development expenses consist mainly of salaries and related costs. Our product development staff focuses on Internet applications and network architecture. This group identifies new Internet application software offerings, incorporates these new offerings into our suite of service offerings and positions these new offerings for marketing, sale and deployment. Our product development group also identifies, selects and implements the various technologies, including network storage and back-up, that provide the basic infrastructure for both our internal network and the solutions we offer our customers. As with sales and marketing, we believe that increased investment in product development is critical to attaining our strategic objectives and maintaining our competitive edge. We expect the dollar value of product development expenses to increase significantly in future periods, but decline on a percentage of revenue basis.

   We have incurred significant net losses and negative cash flows from operations since our inception and, as of July 31, 2000, had an accumulated deficit of approximately $92.6 million. These losses primarily have been funded by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering and related underwriters' over-allotment in October 1999 and November 1999, respectively, and the sale-leaseback of certain assets. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for at least the next fiscal year and that the rate at which such losses will be incurred may increase.

Results of Operations

   The following table sets forth the consolidated statement of operations data for the periods indicated as a percentage of revenues:

                                                      Year ended July 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      ------   ------   ------
Revenue:
  Revenue............................................   50.0%    32.9%     3.9%
  Revenue, related parties...........................   50.0     67.1     96.1
                                                      ------   ------   ------
    Total revenue....................................  100.0    100.0    100.0
Cost of revenue......................................  137.6    193.3    220.3
                                                      ------   ------   ------
    Gross margin                                       (37.6)   (93.3)  (120.3)
                                                      ------   ------   ------
Operating expenses:
  Selling and marketing..............................   45.8     65.5     62.8
  General and administrative.........................   24.7     45.9     35.0
  Product development................................   10.4     24.9      7.1
                                                      ------   ------   ------
    Total operating expenses.........................   80.9    136.3    104.9
                                                      ------   ------   ------
Loss from operations................................. (118.6)  (229.6)  (225.2)
Other income (expense):
  Interest income....................................    4.1      0.1       --
  Interest expense...................................   (2.0)    (3.3)    (2.1)
  Other income/(expense), net........................     --     (0.4)    (0.3)
                                                      ------   ------   ------
    Total other income (expense).....................    2.1     (3.6)    (2.4)
                                                      ------   ------   ------
Net loss............................................. (116.5)% (233.2)% (227.6)%
                                                      ======   ======   ======

Comparison of Fiscal Years Ended July 31, 2000 and 1999

 Revenue

   Total revenue increased 373% to approximately $49.8 million in fiscal 2000, from approximately $10.5 million in fiscal 1999. The increase in revenue is due primarily to both the increase in the number of unaffiliated customers and additional business with existing unaffiliated customers, CMGI and CMGI affiliates. Revenue from unaffiliated customers increased to approximately $24.9 million or 50% of total revenue in fiscal year 2000 as compared to approximately $3.5 million or 33% of total revenue in fiscal year 1999.

 Cost of Revenue

   Cost of revenue in dollars increased 237% to approximately $68.5 million in fiscal 2000, from approximately $20.3 million in fiscal 1999. As a percentage of revenue, cost of revenue decreased to 138% in fiscal 2000, from 193% in fiscal 1999. The dollar-value increase in each period is due primarily to the costs associated with increased investment in our data centers. These costs principally include labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth.

 Operating Expenses

   Selling and Marketing. Selling and marketing expenses increased 231% to approximately $22.8 million in fiscal 2000, from approximately $6.9 million in fiscal 1999. As a percentage of revenue, selling and marketing expenses decreased to 46% in fiscal 2000, from 65% in fiscal 1999. The dollar-value increase is due primarily to increased headcount, salaries and commissions and expenses for marketing programs, advertising and product literature.

   General and Administrative. General and administrative expenses increased 154% to approximately $12.3 million in fiscal 2000, from approximately $4.8 million in fiscal 1999. As a percentage of revenue, general and administrative expenses decreased to 25% in fiscal 2000, from 46% in fiscal 1999. The dollar-value increase in general and administrative expenses is primarily due to an increase in headcount, salaries and related costs, to approximately $4.3 million in fiscal 2000, from approximately $1.7 million in fiscal 1999, resulting from the hiring of additional administrative, legal, human resource, IT and finance personnel to support our growing and expanding operations.

   Product Development. Product development expenses increased to $5.2 million in fiscal 2000, from approximately $2.6 million in fiscal 1999. As a percentage of revenue, product development expenses decreased to 10% in fiscal 2000, from 25% in fiscal 1999. The dollar-value increase in product development expenses is primarily related to the headcount and related costs resulting from the increase in product development personnel to 31 at July 31, 2000 from 20 at July 31, 1999. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

 Interest Income

   Interest income increased to approximately $2.1 million in fiscal 2000, from approximately $4,000 in fiscal 1999. The increase is due primarily to the funds available for investment resulting from our various fiscal year 2000 financing activities, including our $80.4 million initial public offering, a $50.0 million private placement of common stock and a $30.0 million sale-leaseback of certain assets.

 Interest Expense

   Interest expense increased to approximately $1.0 million in fiscal 2000, from approximately $347,000 in fiscal 1999. This increase is due primarily to interest incurred on capital lease obligations.

Comparison of Fiscal Years Ended July 31, 1999 and 1998

 Revenue

   Total revenue increased 161% to approximately $10.5 million in fiscal 1999, from approximately $4.0 million in fiscal 1998. The increase in revenue was due to additional business with CMGI and CMGI affiliates and the increase in the number of non-affiliated customers to 106 as of July 31, 1999 from 37 as of July 31, 1998 (including customers of Servercast, acquired by us on July 1,
1998). Customers of Servercast accounted for $1,143,000, or 11%, of total revenue in fiscal 1999.

 Cost of Revenue

   Cost of revenue increased 129% to approximately $20.3 million in fiscal 1999, from approximately $8.9 million in fiscal 1998. As a percentage of revenue, cost of revenue decreased to 193% in fiscal 1999, from 220% in fiscal 1998. The dollar-value increase in each period was due primarily to the costs associated with increased investment in our existing data centers. These costs principally included labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth and connectivity charges.

 Operating Expenses

   Selling and Marketing. Selling and marketing expenses increased 172% to approximately $6.9 million in fiscal 1999, from approximately $2.5 million in fiscal 1998. This increase was due primarily to the development of NaviSite's sales and marketing capability in connection with the commencement of sales to unaffiliated customers. These costs primarily included salaries and commissions and expenses for marketing programs, advertising and product literature.

   General and Administrative. General and administrative expenses increased 242% to approximately $4.8 million in fiscal 1999, from approximately $1.4 million in fiscal 1998. The dollar-value increase in general and administrative expenses was due to both an increase in salaries and related costs, to approximately $1.7 million in fiscal 1999, from approximately $752,000 in fiscal 1998, resulting from the hiring of additional administrative and finance personnel to support our growing operations and an increase in intercompany charges from CMGI to approximately $494,000 in fiscal 1999, from approximately $161,000 in fiscal 1998, for human resource support, business development and corporate overhead. Other expenses contributing to the dollar-value increase include moving and rental costs associated with the occupation of our current corporate headquarters and legal and professional fees, which increased to approximately $1.1 million in fiscal 1999, from approximately $221,000 in fiscal 1998, associated with: Year 2000 consultants and contract labor; legal review of operating contracts, leases, option plans and the NaviSite Internet Services Corporation corporate reorganization; and accounting and finance contract labor. General and administrative expenses associated with Servercast (acquired by us on July 1, 1998) increased to approximately $517,000 in fiscal 1999, from approximately $19,000 in fiscal 1998.

   Product Development. Product development expenses increased to $2.6 million in fiscal 1999, from approximately $287,000 in fiscal 1998. This increase was due primarily to the costs associated with an increase in product development personnel by July 31, 1999 to 20, from one person at the inception of our product development operations in 1998. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

 Interest Expense, Net

   Interest expense, net increased to approximately $347,000 in fiscal 1999, from $85,000 in fiscal 1998. This increase was due primarily to the inclusion in interest expense, net in fiscal 1999 of approximately $303,000 of interest on intercompany debt at a rate of seven percent per annum pursuant to an arrangement entered into between NaviSite and CMGI in the second half of fiscal 1998. Interest expense associated with the issuance of term notes in connection with our acquisition, in July 1998, of Servercast totaled approximately $55,000 during fiscal 1999. Interest expense on long-term capital lease obligations was also included in interest expense, net in fiscal 1999.

Liquidity and Capital Resources

   Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering the issuance of preferred stock to strategic investors and related underwriters' over-allotment in October 1999 and November 1999, respectively.

   Net cash used in operating activities amounted to $30.2 million, $20.2 million and $7.9 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The increase in cash used in operations over the three year period has primarily been caused by increasing net operating losses and increases in accounts receivable, which have been partially offset by non-cash depreciation and amortization charges included in the applicable net loss and increases in accounts payable and accrued expenses. The increases in accounts receivable are a direct result of the related increases in revenue for the periods. The available for collection days sales outstanding is approximately 47, 25, and 94 at July 31, 2000, 1999, and 1998, respectively. Available for collection days sales outstanding represents the weighted average number of days sales are outstanding based on the date that services rendered during the period are billed.

   Net cash used in investing activities amounted to $66.3 million, $9.8 million and $1.2 million during fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The net cash used for investing activities in fiscal year 2000 was primarily used to build and equip two new data centers and to acquire property and equipment required to support the growth of the business. The net cash used for investing activities for fiscal years 1999 and 1998 was utilized to acquire property and equipment required to support the growth of the business and to expand data center infrastructure.

   Net cash provided by financing activities amounted to $171.1 million, $33.3 million and $9.1 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

   Cash provided by financing activities in fiscal year 2000 included our initial public offering and related exercise of an over-allotment option granted to the underwriters, $80.4 million, a private placement of common stock, $50.0 million, and a sale-leaseback of certain assets, $30.0 million. Cash provided for financing activities in fiscal year 1999 included funds advanced from CMGI, totaling $19.0 million, to fund our operations in 1999. In addition, cash provided by financing activities in fiscal 1999 included $8.0 million in net proceeds from the issuance of Series C convertible preferred stock to Dell Computer Corporation and $7.2 million in net proceeds from the issuance of Series D convertible preferred stock to Microsoft Corporation. Cash provided by financing activities in fiscal 1998 primarily was related to funds advanced from CMGI to fund our operations. Non-cash financing transactions included capital lease financing for equipment and a software vendor payable in fiscal 1999 and fiscal 1998.

   Until the completion of our initial public offering on October 27, 1999, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Customer and other receipts were remitted to CMGI and applied to reduce our obligations to CMGI. We issued a secured convertible demand note to CMGI in exchange for the cancellation of all outstanding intercompany debt incurred by us to CMGI prior to April 30, 1999. This note also provided for additional advances by CMGI to us after April 30, 1999. Prior to the completion of our initial public offering, the amount of each borrowing represented by the note was convertible from time to time into the number of shares of Series B convertible preferred stock equal to one-tenth of the quotient of the aggregate amount of principal and interest to be so converted, divided by the applicable conversion price for that fiscal quarter. The conversion price applicable to advances made during the fiscal quarter in which our initial public offering occurred was determined by the offering price of the initial public offering.

   Under this note, CMGI converted intercompany debt in the aggregate amount of approximately $12.3 million, representing funds advanced during the period subsequent to July 31, 1999 through October 21, 1999 (the effective date of the registration statement relating to our initial public offering), into 175,096 shares of Series B convertible preferred stock (based upon a conversion price of $70.00, ten times the initial public offering price of $7.00 per share). Upon the closing of our initial public offering, each issued and outstanding share of Series B convertible preferred stock converted into 20 shares of common stock, or 12,588,140 shares of common stock in the aggregate.

   On June 8, 2000, we sold 980,873 shares of our common stock to CMGI for the sum of $50.0 million, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of our common stock as reported on the Nasdaq National Market System on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share.

   In June 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. We entered into a capital lease (the "Capital Lease") upon the leaseback of those assets. The Capital Lease bears interest at a nominal rate of

9.15% and an effective interest rate of 12.49% and is payable in monthly installments ending June 2004. The Capital Lease contains a mandatory balloon payment, for repurchase by us, equal to 10% of the bank's acquisition cost of the equipment. The Capital Lease also contains certain financial covenants, including the maintenance of $15 million of cash or cash equivalents and the maintenance of not less than $1 billion of market capitalization. We were in
compliance with such covenants as of July 31, 2000. However, as of October   ,
2000, we were no longer in compliance with the market capitalization covenant. This constitutes a breach of the market capitalization covenant and, if, due to that, the lessor chooses to notify us of a default and the market capitalization does not return to at least $1 billion within ten days of our receipt of such a notice, then the $24.0 million obligation classified as a non-current liability as of July 31, 2000, would be immediately payable.

   We are currently negotiating with the lessor to obtain a waiver of the market capitalization covenant. Should we fail to obtain a waiver or other modification, the lessor has the right to terminate the lease and require that all amounts outstanding under the lease become immediately due and payable. While we are seeking to cure the covenant violation within the allotted time period, or obtain satisfactory waivers and/or modification of the necessary lease covenants, failure to cure such violations or obtain waivers or modifications could have a material impact on our financial position and liquidity.

   Subsequent to July 31, 2000, CMGI committed to advance us, if needed by July 31, 2001, $50.0 million for working capital and an additional $30.0 million to cover any amounts that may come due and payable under our capital lease arrangement in the event of default under the lease covenants, subject to negotiation of a mutually acceptable vehicle and related terms and conditions and approval of both companies' respective board of directors.

   We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase as we grow our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

   We currently anticipate that our available cash resources at July 31, 2000 combined with the cash to be received from CMGI, as described above and our ability to obtain additional lease financing credit lines, will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next twelve months. However, we may need to raise additional funds in order to fund more rapid expansion, to fund our domestic and international expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. We invest our cash primarily in money market funds. An increase or decrease in interest rates would not significantly increase or decrease interest expense on capital lease obligations due to the fixed nature of such obligations. We do not currently have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data.

                                 NAVISITE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
   Independent Auditors' Report..........................................  33

   Consolidated Balance Sheets as of July 31, 2000 and 1999..............  34

   Consolidated Statements of Operations for the years ended July 31,
    2000, 1999 and 1998..................................................  35

   Consolidated Statements of Stockholders' Equity (Deficit) for the
    years ended July 31, 2000, 1999 and 1998.............................  36

   Consolidated Statements of Cash Flows for the years ended July 31,
    2000, 1999 and 1998 .................................................  37

   Notes to Consolidated Financial Statements............................  38
   Independent Auditors' Report on Financial Statement Schedule..........  55
   Financial Statement Schedule II-Valuation and Qualifying Accounts.....  56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

   We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiary as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiary as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

September 19, 2000
Boston, Massachusetts

                                 NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 July 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (In thousands,
                                                             except par value)
                           ASSETS
                           ------

Current assets:
 Cash and cash equivalents.................................. $ 77,947  $  3,352
 Accounts receivable, less allowance for doubtful accounts
  of $1,219 and $262 at July 31, 2000 and 1999,
  respectively..............................................   14,025     1,881
 Due from CMGI and affiliates...............................    5,985        77
 Prepaid expenses...........................................    3,201       628
 Deferred IPO costs.........................................      --        831
                                                             --------  --------
   Total current assets.....................................  101,158     6,769
                                                             --------  --------
Property and equipment, net.................................   70,651    13,159
Deposits....................................................    3,051       389
Goodwill, net of accumulated amortization of $424 and $220
 at July 31, 2000 and 1999, respectively....................      601       794
                                                             --------  --------
   Total assets............................................. $175,461  $ 21,111
                                                             ========  ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current liabilities:
 Capital lease obligations, current portion................. $  5,689  $    229
 Due to CMGI................................................    5,310       --
 Accounts payable...........................................   13,457     2,224
 Accrued expenses and deferred revenue......................   27,776     3,963
 Software vendor payable, current portion...................      767       708
 Notes payable, current portion.............................      --      1,000
                                                             --------  --------
   Total current liabilities................................   52,999     8,124
                                                             --------  --------
Capital lease obligations, less current portion.............   23,999       178
Software vendor payable, less current portion...............      989     1,757
                                                             --------  --------
   Total liabilities........................................   77,987    10,059
                                                             --------  --------
Series C Convertible Redeemable Preferred Stock, $.01 par
 value, 0 and 1,095 shares issued and outstanding at July
 31, 2000 and July 31, 1999, respectively (at liquidation
 value).....................................................      --      8,088
Series D Convertible Redeemable Preferred Stock, $.01 par
 value, 0 and 993 shares issued and outstanding at July 31,
 2000 and July 31, 1999, respectively (at liquidation
 value).....................................................      --      7,333
                                                             --------  --------
   Total redeemable preferred stock.........................      --     15,421
                                                             --------  --------

Commitments and contingencies

Stockholders' equity (deficit):
 Series A Convertible Preferred Stock, $.01 par value, 0
  shares authorized; 0 and 1,324 shares issued and
  outstanding at July 31, 2000 and July 31, 1999............      --         13
 Series B Convertible Preferred Stock, $.01 par value, 0
  shares authorized; 0 and 542 shares issued and
  outstanding at July 31, 2000 and July 31, 1999............      --          5
 Preferred Stock, $.01 par value, 5,000 shares authorized:
  0 shares issued and outstanding at July 31, 2000..........      --        --
 Common Stock, $.01 par value, 150,000 shares authorized;
  58,364 and 138 shares issued and outstanding at July 31,
  2000 and July 31, 1999, respectively......................      584         1
 Deferred compensation......................................     (762)      --
 Additional paid-in capital.................................  190,301    30,291
 Accumulated deficit........................................  (92,649)  (34,679)
                                                             --------  --------
   Total stockholders' equity (deficit).....................   97,474    (4,369)
                                                             --------  --------
     Total liabilities and stockholders' equity (deficit)... $175,461  $ 21,111
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended July 31,
                                       ----------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  ------------
                                       (In thousands, except per share data)
Net Revenue:
  Revenue............................  $     24,870  $      3,461  $       158
  Revenue, related parties...........        24,893         7,058        3,871
                                       ------------  ------------  -----------
    Total net revenue................        49,763        10,519        4,029
Cost of revenue......................        68,496        20,338        8,876
                                       ------------  ------------  -----------
    Gross margin.....................       (18,733)       (9,819)      (4,847)
                                       ------------  ------------  -----------
Operating expenses:
  Selling and marketing..............        22,805         6,888        2,530
  General and administrative.........        12,270         4,823        1,412
  Product development................         5,197         2,620          287
                                       ------------  ------------  -----------
    Total operating expenses.........        40,272        14,331        4,229
                                       ------------  ------------  -----------
Loss from operations.................       (59,005)      (24,150)      (9,076)
Other income (expense):
  Interest income....................         2,027             4          --
  Interest expense ..................        (1,001)         (347)         (85)
  Other income/(expense), net........             9           (39)         (11)
                                       ------------  ------------  -----------
Net loss.............................       (57,970)      (24,532)      (9,172)
Accretion of dividends on Series C
 and D Convertible Redeemable
 Preferred Stock.....................           --           (172)         --
                                       ------------  ------------  -----------
Net loss applicable to common
 stockholders........................  $    (57,970) $    (24,704) $    (9,172)
                                       ============  ============  ===========
Basic and diluted net loss per common
 share...............................  $      (1.37) $      (3.71) $      (.57)
                                       ============  ============  ===========
Basic and diluted weighted average
 number of common shares
 outstanding.........................        42,270         6,663       16,034
                                       ============  ============  ===========
Unaudited pro forma basic and diluted
 net loss per share..................  $      (1.08) $       (.75) $      (.51)
                                       ============  ============  ===========
Pro forma weighted average number of
 basic and diluted shares
 outstanding.........................        53,829        32,814       18,056
                                       ============  ============  ===========

          See accompanying notes to consolidated financial statements.

                                 NAVISITE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Series B
                           Series A           Convertible
                          Convertible          Preferred
                        Preferred Stock          Stock      Common Stock                Additional             Stockholders'
                        ------------------   ------------- ---------------   Deferred    Paid-In   Accumulated    Equity
                        Shares     Amount    Shares Amount Shares   Amount Compensation  Capital     Deficit     (Deficit)
                        ---------  -------   ------ ------ -------  ------ ------------ ---------- ----------- -------------
                                                                (In thousands)
Beginning at July 31,
 1997.................         --   $   --      --   $--    16,000   $ 80      $  --     $     --   $   (975)     $  (895)
Exercise of stock
 options..............         --       --      --    --       102      1         --           --         --            1
Net loss..............         --       --      --    --        --     --         --           --     (9,172)      (9,172)
                        ---------   ------    ----   ---   -------   ----     ------     --------   --------      -------
Balance at July 31,
 1998.................         --       --      --    --    16,102     81         --           --    (10,147)     (10,066)
Reorganization........      1,324       13      --    --   (16,000)   (80)        --       15,755         --       15,688
Conversion of Debt to
 CMGI Convertible
 Preferred Stock......         --       --     542     5        --     --         --       14,708         --       14,713
Exercise of stock
 options..............         --       --      --    --        36     --         --           --         --           --
Accretion of dividends
 on Series C and D
 Convertible
 Preferred Stock......         --       --      --    --        --     --         --         (172)        --         (172)
Net loss..............         --       --      --    --        --     --         --           --    (24,532)     (24,532)
                        ---------   ------    ----   ---   -------   ----     ------     --------   --------      -------
Balance at July 31,
 1999.................      1,324       13     542     5       138      1         --       30,291    (34,679)      (4,369)
Conversion of Debt to
 CMGI into Series B
 Convertible
 Preferred Stock......         --       --      88    --        --     --         --       12,257         --       12,257
Conversion of Series
 B, C and D
 Convertible
 Redeemable Preferred
 Stock into Common
 Stock................     (1,324)     (13)   (630)   (5)   43,244    432         --       15,006         --       15,420
Issuance of common
 stock in conjunction
 with initial public
 offering, net of
 offering
 costs of $8,169......         --       --      --    --    13,631    137         --      130,054         --      130,191
Issuance of common
 stock in connection
 with employee stock
 purchase plan and
 exercise of stock
 options..............         --       --      --    --     1,283     13         --        1,105         --        1,118
Deferred stock
 compensation related
 to acquisition.......         --       --      --    --        68      1     (1,589)       1,588         --           --
Amortization of
 deferred stock
 compensation.........         --       --      --    --        --     --        827           --         --          827
Net loss..............         --       --      --    --        --     --         --           --    (57,970)     (57,970)
                        ---------   ------    ----   ---   -------   ----     ------     --------   --------      -------
Balance at July 31,
 2000.................         --   $   --      --   $--    58,364   $584     $ (762)    $190,301   $(92,649)     $97,474
                        =========   ======    ====   ===   =======   ====     ======     ========   ========      =======

          See accompanying notes to consolidated financial statements.

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended July 31,
                                                   ----------------------------
                                                     2000       1999     1998
                                                   ---------  --------  -------
                                                         (In thousands)
Cash flows from operating activities:
 Net loss........................................  $ (57,970) $(24,532) $(9,172)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization..................      9,081     2,081      574
  Loss on disposal of assets.....................        --         39       11
  Provision for bad debts........................        957       275        8
  Amortization of deferred compensation..........        827       --       --
  Changes in operating assets and liabilities,
   net of impact of acquisitions:
    Accounts receivable..........................    (12,786)   (1,667)    (155)
    Due from CMGI and affiliates.................     (5,908)      (77)     --
    Due to CMGI..................................      5,310       --       --
    Prepaid expenses.............................     (1,738)      739     (334)
    Deferred IPO costs...........................        --       (335)     --
    Deposits.....................................     (2,660)     (232)     (43)
    Accounts payable.............................     11,049     1,000      (17)
    Accrued expenses.............................     23,618     2,553    1,271
                                                   ---------  --------  -------
      Net cash used for operating activities.....    (30,220)  (20,156)  (7,857)
                                                   ---------  --------  -------
Cash flows from investing activities:
 Net cash acquired/(paid) in acquisition.........          7       --       (45)
 Purchases of property and equipment.............    (66,328)   (9,767)  (1,181)
                                                   ---------  --------  -------
      Net cash used for investing activities.....    (66,321)   (9,767)  (1,226)
                                                   ---------  --------  -------
Cash flows from financing activities:
 Proceeds from increase in debt to CMGI, net.....     12,257    18,962    9,166
 Proceeds from issuance of Series C and D
  Convertible Redeemable Preferred Stock, net of
  financing costs of $109 and $99, respectively..        --     15,249      --
 Proceeds from exercise of stock options and
  employee stock purchase plan...................      1,118       --         1
 Proceeds from issuance of common stock, net of
  offering costs of $8,169.......................    130,190       --       --
 Proceeds from sale-leaseback....................     30,000       --       --
 Repayment of note payable.......................     (1,000)      --       --
 Payments of capital lease obligations...........       (720)     (122)     (46)
 Payments of software vendor obligations.........       (709)     (814)     (38)
                                                   ---------  --------  -------
      Net cash provided by financing activities..    171,136    33,275    9,083
                                                   ---------  --------  -------
Net increase in cash.............................     74,595     3,352      --
Cash, beginning of period........................      3,352       --       --
                                                   ---------  --------  -------
Cash, end of period..............................  $  77,947  $  3,352  $   --
                                                   =========  ========  =======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.........................................  $     676  $     77  $    15
                                                   =========  ========  =======

          See accompanying notes to consolidated financial statements.

                                 NAVISITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

   NaviSite, Inc. (the "Company" or "NaviSite") is a provider of business critical Internet outsourcing solutions, specializing in high-end Web hosting and application services for companies conducting business on the Internet. Substantially all revenues are generated from customers in the United States.

(2) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The Company is a majority owned subsidiary of CMGI, Inc. ("CMGI" or "Parent"). The Company commenced operations in July 1996 and was incorporated on February 3, 1997 as CMG Information Technology, Inc. (subsequently renamed NaviSite Internet Services Corporation). On December 28, 1998, the assets and liabilities of the Company were contributed to a newly-formed subsidiary, NaviSite, Inc. The assets and liabilities were recorded at historical amounts as the entities were under common control. The accompanying consolidated financial statements, which have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented, include only revenue and expenses attributable to the Company since it commenced operations in July 1996.

   The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI.

 (b) Principles of Consolidation

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. ("ClickHear") after elimination of all significant intercompany balances and transactions. During fiscal year 2000, Servercast Communications, L.L.C. ("Servercast"), previously a subsidiary, was legally dissolved and all of its accounts were combined with those of the Company.

 (c) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 (d) Revenue Recognition

   Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenue (other than installation fees)is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Installation fees are typically recognized at the time that installation occurs. Payments received in advance of providing services are deferred until the period such services are provided.

 (e) Cash

   Cash equivalents consists of a money market fund which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

   From the Company's inception until its initial public offering, October 22, 1999, the Company maintained a zero balance cash account under an arrangement with CMGI. For this period, cash required by the Company

                                 NAVISITE, INC.

for the funding of its operations was provided as needed with a corresponding increase to the "Debt to CMGI" account. This arrangement ended upon the Company's initial public offering.

   Subsequent to July 31, 2000, CMGI committed to advance NaviSite, if needed by July 31, 2001, the sum of $80.0 million, subject to negotiation of a mutually acceptable vehicle and related terms and conditions and approval of both companies' respective board of directors.

   During Fiscal 2000, non-cash investing activities included the acquisition of ClickHear (see note 3) in exchange for common stock totaling $4,643,000.

   During Fiscal 2000, non-cash financing activities included the issuance of 175,096 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange for a $12,256,694 reduction in debt to CMGI (see note 5).

   During fiscal 2000, in connection with the closing of the Company's initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, par value $0.01 per share, of the Company automatically converted into 43,244,630 shares of common stock, $.01 par value per share (the "Common Stock").

   During fiscal 1999, non-cash financing activities included the issuance of 1,323,953 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") in exchange for 8,000,000 shares of the Company's Common Stock and $15,767,600 reduction in debt to CMGI and the issuance of 541,859 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange for a $14,713,000 reduction in debt to CMGI (see note 9). Non-cash financing activities also included a software licensing arrangement, including services and maintenance of $923,000, for an aggregate of $2.5 million, payable over a three-year period. The Company has recorded deferred IPO costs of $496,000, which are included in accrued expenses at July 31, 1999.

   During fiscal 1998, non-cash investing activities included the acquisition of Servercast (see note 3) in exchange for term notes totaling $1,000,000.

   The Company purchased $ 0 and $378,000 of equipment under capital lease obligations during the fiscal years ended July 31, 2000 and 1999, respectively.

 (f) Software Development Costs

   Software development costs are accounted for under Statement of Financial Accounting Standard ("SFAS") No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). Capitalization of software development costs commences upon the establishment of technological feasibility. To date, all such amounts have been insignificant, and, accordingly, the Company has charged all such costs to product development expense.

   The Company accounts for costs incurred for computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

 (g) Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to the Company at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

                                 NAVISITE, INC.

 (h) Goodwill

   Goodwill relates to the Company's purchase of Servercast in July 1998 (see note 3) and the Company's purchase of its wholly owned subsidiary ClickHear in February 2000 (see note 3). Such costs are being amortized on a straight-line basis over five years, the period expected to be benefited.

 (i) Accounting for Impairment of Long-Lived Assets

   The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future undiscounted cash flows to the asset's carrying value. If the estimated future undiscounted cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over fair value.

 (j) Income Taxes

   The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Previous to the fiscal year ended July 31, 2000, the Company was greater than 80% owned by CMGI, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by the Company for those periods before the fiscal year ended July 31, 2000. Therefore, such net operating losses incurred by the Company were not available to the Company. The tax sharing agreement between the Company and CMGI required the Company to reimburse CMGI for the amounts it contributed to the consolidated tax liability of the CMGI group; however, under the policy, CMGI was not obligated to reimburse the Company for any losses utilized in the consolidated CMGI group. After the Company's public offering, CMGI's ownership fell below 80% and the Company is no longer included in the federal consolidated group of CMGI. Thus, the Company's federal and state net operating losses can be carried forward to offset its future taxable income.

 (k) Advertising Costs

   The Company recognizes advertising costs as incurred. Advertising expense was approximately $1,462,000, $417,000 and $266,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, and is included in the accompanying statement of operations as a component of selling and marketing expenses.

 (l) Stock-Based Compensation Plans

   The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123,

                                 NAVISITE, INC.

"Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

 (m) Financial Instruments

   The Company's financial instruments include cash, accounts receivable, obligations under capital leases, accounts payable and accrued expenses. As of July 31, 2000, the carrying cost of these instruments approximated their fair value.

 (n) Historical and Unaudited Pro Forma Basic and Diluted Net Loss per Share

   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period, using either the "if-converted" method for convertible preferred stock or the treasury stock method for options, unless amounts are anti-dilutive.

   For fiscal years ended July 31, 2000 and 1999, net loss per basic and diluted share is based on weighted average common shares and excludes any Common Stock equivalents, as they would be anti-dilutive due to the reported loss. For the fiscal years ended July 31, 2000 and 1999, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into Common Stock using the "if-converted" method form the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings
(loss) per share for the fiscal years ended July 31, 2000, 1999 and 1998.

                                                        Fiscal Year Ended
                                                             July 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
   Numerator:
     Net loss......................................  $(57,970) $(24,704) (9,172)
                                                     --------  --------  ------
   Denominator:
     Common shares outstanding.....................    42,270     6,663  16,034
     Assumed conversion of preferred stock.........    11,559    26,151   2,022
                                                     --------  --------  ------
       Weighted average number of pro forma basic
        and diluted shares outstanding.............    53,829    32,814  18,056
                                                     ========  ========  ======
   Pro forma basic and diluted net loss per share..  $  (1.08) $   (.75)   (.51)
                                                     ========  ========  ======

 (o) Segment Reporting

   The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires the use of the "management approach" in disclosing segment information, based largely on how senior management generally analyzes the business operations. The Company currently operates in only one segment, and as such, no additional disclosures are required.

                                 NAVISITE, INC.

 (p) New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by SFAS 138 in June 2000. The Company will adopt these statements on August 1, 2000. SFAS 133 will require that the Company record all derivatives in the balance sheet at fair value. The Company does not believe adoption of SFAS 133 and SFAS 138 will have a material impact on its consolidated financial statements.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues and is effective to be adopted by the fourth quarter of fiscal 2001. The Company does not expect the provisions of SAB 101 to have a material impact on its consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation"--an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or its results of operations.

(3) Business Combinations

   In July 1998, the Company acquired Servercast, a leading provider of high-performance Internet outsourcing solutions. The Company issued $1,000,000 in term notes, with interest at 5.5%, with principal payable on January 2, 2000, which was repaid on schedule. The total purchase price for Servercast was $1,045,000, including acquisition costs of $20,000, and bridge notes receivable of $25,000.

   On February 22, 2000, NaviSite acquired ClickHear for consideration valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. The consideration for the acquisition consisted of 41,968 shares of CMGI common stock valued at the closing price of CMGI common stock on February 22, 2000, resulting in consideration value of approximately $4,643,000. On February 22, 2000, CMGI contributed their ClickHear common stock to NaviSite in exchange for 67,906 shares of NaviSite Common Stock. NaviSite's direct costs of acquisition were recorded as a component of the purchase price. Based on the terms of the acquisition agreement, the value of the CMGI shares issued were recorded as deferred compensation by NaviSite. The CMGI shares issued are subject to forfeiture by the ClickHear stockholders based on employment criteria as well as performance goals. The deferred compensation component of the consideration initially valued at $4,643,000 is accounted for on a variable basis at market value at the end of each reporting period, and will be amortized to compensation expense over the eleven month performance contingency period. Compensation expense of 827,000 was recognized in fiscal 2000. As CMGI and NaviSite are entities under common control, upon settlement of the employment and performance contingencies, NaviSite will record the difference in fair value between the value of NaviSite's common shares issued to CMGI and the value of the CMGI common shares issued to the ClickHear shareholders as an equity transaction.

   The acquisitions have been accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The results of operations of the acquired companies have been included in the Company's consolidated financial statements from the acquisition dates.

                                 NAVISITE, INC.

   The portion of the purchase prices allocated to goodwill are being amortized on a straight-line basis over five years. Amortization of goodwill was approximately $204,000, $203,000 and $17,000 for the fiscal years ended July 31, 2000, 1999 and 1998.

   The following table represents the unaudited pro forma results of operations of the Company for the year ended July 31, 2000 and 1999, as if the ClickHear purchase had occurred at the beginning of period. These pro forma results include adjustments for the amortization of goodwill and recognition of compensation expense. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective periods or of results that may occur in the future.

                                                              Fiscal Year
                                                            Ended July 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                              (unaudited)
                                                            (In thousands)
   Revenue................................................ $ 50,291  $ 10,625
                                                           ========  ========
   Net loss...............................................  (57,107)  (29,350)
                                                           ========  ========
   Basic and diluted net loss per common share............ $  (1.35) $  (4.36)
                                                           ========  ========
   Basic and diluted weighted average number of common
    shares outstanding....................................   42,304     6,732
                                                           ========  ========

(4) Property and Equipment

                                                                July 31,
                                                             ----------------
                                   Estimated Useful Life      2000     1999
                                ---------------------------  -------  -------
                                                             (In thousands)
   Office furniture and
    equipment..................                     5 years  $ 4,335  $   341
   Computer equipment..........                     3 years   21,558    2,520
   Software licenses...........  3 years or life-of-license   11,941    4,213
   Leasehold improvements......    4 years or life-of-lease   42,101    2,760
   Leasehold improvements in
    progress...................                                  --     5,838
                                                             -------  -------
                                                              79,935   15,672
   Less: Accumulated
    depreciation and
    amortization...............                               (9,284)  (2,513)
                                                             -------  -------
                                                             $70,651  $13,159
                                                             =======  =======

   The cost and related accumulated amortization of property and equipment held under capital leases is as follows:

                                                                     July 31,
                                                                   ------------
                                                                    2000   1999
                                                                   ------- ----
                                                                       (In
                                                                    thousands)
   Cost........................................................... $28,728 $573
   Accumulated amortization.......................................   2,719  186
                                                                   ------- ----
                                                                   $26,009 $387
                                                                   ======= ====

                                 NAVISITE, INC.

(5) Debt to CMGI

   Commencing in February 1998, advances made by CMGI to the Company accrued interest at the annual rate of 7%. In December 1998, advances of $15,767,600 from CMGI, including accrued interest thereon, were converted into 1,323,953 shares of Series A Preferred Stock. These advances were made by CMGI to the Company from inception through October 1998. In May 1999, the Company formalized its borrowing arrangement with CMGI and executed a secured convertible demand note with CMGI dated as of May 1, 1999 (the "Secured Convertible Demand Note"). The Secured Convertible Demand Note covers advances made by CMGI to the Company for periods commencing in November 1998. Under the Secured Convertible Demand Note, advances and accrued interest may be prepaid without penalty. Advances outstanding under this note are secured by substantially all assets and intellectual property of the Company, and principal and accrued interest may be converted at the option of CMGI into shares of Series B Preferred Stock. The number of Series B Preferred shares to be issued upon conversion of each borrowing represented by the note is based on the estimated fair value of the Company at the end of the quarter in which such borrowing is made. (The conversion price applicable to advances made and interest accrued during a fiscal quarter in which an offering triggering automatic conversion into Company Common Stock of Series B Preferred Stock occurs is equal to the public offering price per share, and the conversion price applicable to advances made and interest accrued during a fiscal quarter in which CMGI elects to connect those advances or that interest prior to the end of that fiscal quarter is the conversion price in effect for the immediately preceding fiscal quarter). Effective June 4, 1999, CMGI elected to convert advances and accrued interest outstanding at May 31, 1999 in the amount of $14,713,000 into 541,859 shares of Series B Convertible Preferred Stock. Effective October 27, 1999, CMGI elected to convert advances and accrued interest outstanding at October 21, 1999 in the amount of $12,256,594 into $175,096 shares of Series B Convertible Preferred Stock. All shares of Series B Convertible Preferred Stock were converted to Common Stock on October 27, 1999. See also Note 9.

(6) Accrued Expenses

   Accrued expenses and deferred revenue consist of the following:

                                                                     July 31,
                                                                  --------------
                                                                   2000    1999
                                                                  ------- ------
                                                                  (In thousands)
   Accrued payroll, benefits and commissions..................... $ 6,503 $1,157
   Accrued equipment costs ......................................   9,289    --
   Accrued accounts payable......................................   3,099    423
   Deferred revenue..............................................     697    701
   Accrued IPO costs ............................................     --     496
   Other ........................................................   8,188  1,186
                                                                  ------- ------
                                                                  $27,776 $3,963
                                                                  ======= ======

(7) Commitments and Contingencies

 (a) Leases

   The Company is obligated under various capital and operating leases for facilities and equipment. CMGI has entered into noncancelable operating and capital leases on behalf of the Company covering certain of its office facilities and equipment which expire through 2007. In addition, until the Company moved its headquarters in January 2000, the Company paid CMGI for office facilities used as the Company's headquarters for which it was charged based upon an allocation of the total costs for the facilities at market rates. Prior to the Company's IPO substantially all leases for real property were guaranteed by CMGI. CMGI charges the Company the actual lease fees under these arrangements. Total rent expense amounted to $18,509,000, $5,983,000 and $3,567,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

                                 NAVISITE, INC.

   In June 2000, the Company completed its financing of certain of its data center infrastructure and capital equipment under a sale-leaseback arrangement. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company's books and will continue to be depreciated. The total proceeds of $30 million was recorded as a capital lease obligation and is being reduced based on payments under the lease. The lease bears interest at a nominal rate of 9.15% and an effective interest rate of 12.49% and has a term of 4 years. The Company is required to repurchase the leased assets at the end of the agreement at an amount equal to 10% of the banks acquisitions cost of the equipment. Borrowings under the lease are secured by the leased property. The lease contains certain ongoing financial covenants, including the maintenance of not less than $15,000,000 of cash and cash equivalents and the maintenance of not less than $1,000,000,000 in market capitalization. The Company was in compliance with these covenants as of July 31, 2000. However, subsequent to July 31, 2000, the Company is no longer in compliance with the market capitalization covenant. This constitutes a breach of the lease agreement, that, if uncured, could result in the $23,999,000 classified as a long-term obligation at July 31, 2000 to become immediately due and payable. The Company is currently negotiating a waiver of the market capitalization covenant through July 31, 2001. Failure to obtain such a waiver could have a significant negative impact on the Company's financial position and liquidity.

   Minimum annual rental commitments under operating and capital leases are as follows as of July 31, 2000:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
                                                                (In thousands)
   2001.......................................................  $24,058  $ 9,076
   2002.......................................................   21,920    9,028
   2003.......................................................   11,580    8,985
   2004.......................................................    5,860   11,257
   2005 ......................................................    4,530      --
   Thereafter ................................................   11,190      --
                                                                -------  -------
                                                                $79,138   38,346
                                                                =======
   Less amounts representing interest.........................             8,658
                                                                         -------
   Present value of future minimum lease payments.............            29,688
   Less: current portion of capital lease obligations.........             5,689
                                                                         -------
   Long-term portion of capital lease obligations.............           $23,999
                                                                         =======

 (b) Litigation

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of the Company.

(8) Income Taxes

   No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. Prior to the Company's initial public offering on October 21, 1999, the Company was included in the federal consolidated group of CMGI. As a result, substantially all of the federal

                                 NAVISITE, INC.

and state net operating losses incurred prior to the public offering are only available to the parent. After the Company's public offering, CMGI's ownership in NaviSite fell below 80% and NaviSite is no longer included in the federal consolidated group of CMGI. Thus, the Company's federal and state net operating losses can be carried forward to offset its future taxable income. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

   Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

                                                                   July 31,
                                                                ---------------
                                                                  2000    1999
                                                                --------  -----
                                                                (In thousands)
   Deferred tax assets:
     Accruals and reserves..................................... $  1,451  $ 300
     Loss carryforwards........................................   18,279    --
     Depreciation and amortization ............................    2,263    182
                                                                --------  -----
   Total deferred tax assets................................... $ 21,993    482
   Less: valuation allowance...................................  (21,993)  (482)
                                                                --------  -----
   Net deferred taxes.......................................... $    --   $ --
                                                                ========  =====

   The valuation allowance increased by $21.5 million and 0.2 million for the years ended July 31, 2000 and 1999, respectively. Reported tax benefits related to approximately $4.0 million of the valuation allowance at July 31, 2000 will be recorded as an increase to paid-in capital, if realized, as it related to tax benefits from stock-based compensation.

   The Company has a net operating loss carryforward for federal tax purposes of approximately $44.4 million, expiring in 2020. The Company also has state net operating loss carryforwards of approximately $44.5 million, expiring from 2003 to 2005. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

(9) Stockholders' Equity

 (a) Sale of Common Stock

   On October 21, 1999, the Company's Registration Statement for an initial public offering was declared effective. The Company sold 11,000,000 shares of its Common Stock par value $0.01 per share at $7 per share. On November 18, 1999, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 1,650,000 shares of Common Stock at $7 per share. The closing in connection with the exercise of the over-allotment option was held on November 23, 1999. The Company received proceeds of approximately $80.4 million, net of offering costs of approximately $8.2 million from its initial public offering and the subsequent exercise by the underwriters of the over-allotment option.

   In connection with the closing of the Company's initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, par value $0.01 per share, of the Company automatically converted into 43,244,630 shares of Common Stock. Immediately following the automatic conversion of all of the Company's outstanding shares of convertible preferred stock,

                                 NAVISITE, INC.

the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share. There currently are no shares of preferred stock issued and outstanding.

   On June 8, 2000, the Company sold 980,873 shares of its Common Stock to CMGI for the sum of $49.8 million, net of offering costs, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of the Company's Common Stock as reported on the Nasdaq National Market System five-day, rounded up to the nearest whole share.

 (b) Two-For-One Stock Split

   The consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split, effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding. The stock dividend was paid on April 5, 2000 to stockholders of record at the close of business on March 22, 2000.

 (c) Preferred Stock

   In October 1998, the Company's stockholders authorized 5,000,000 shares of preferred stock of which 1,323,953 shares have been designated as Series A Preferred Stock. In May 1999, the Company's Board of Directors designated 1,000,000 shares as Series B Preferred Stock, 1,095,472 shares to be designated as series C Convertible Preferred Stock ("Series C Preferred Stock") and 993,243 shares to be designated as Series D Convertible Preferred Stock ("Series D Preferred Stock"). The remaining shares have not been designated.

Series A Preferred Stock

   In December 1998, the Board of Directors authorized and issued 1,323,953 shares of Series A Preferred Stock in exchange for 8,000,000 shares of Common Stock and $15,767,600 in principal amount of Debt to CMGI. The Series A Preferred Stock entitled to receive annual dividends at 7% commencing November 1, 1998, as and if declared. No cash dividends were declared or paid by the Company. The Series A Preferred Stock was voting and convertible into 10 shares of Common Stock subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock had a liquidation preference of $11.91 per share plus dividends of 7% compounded annually beginning on November 1, 1998. The Series A Preferred Stock was convertible into Common Stock immediately at the option of the holder, and was automatically converted in October 1999 into Common Stock upon the completion of the Company's initial public offering.

   In October 1999, all of the Series A preferred shares were converted into 13,259,530 shares of Common Stock.

Series B Preferred Stock

   In May 1999, the Board of Directors approved the designation of 1,000,000 shares of the Company's preferred stock as Series B Preferred Stock. Effective June 4, 1999, CMGI elected to convert the advances and accrued interest outstanding under the Secured Convertible Demand Note as of January 31, 1999, April 30 and May 31, 1999, in the aggregate amount of $14,713,000 into 541,859 shares of Series B Preferred Stock. The conversion of advances and accrued interest into Series B Preferred Stock was based on the estimated fair value of the Company as of the end of each of the fiscal quarters in which such advances were made, except with respect to the advances converted as of June 4, 1999, prior to the end of the fiscal quarter. Under the terms of

                                NAVISITE, INC.

the Secured Convertible Demand Note, advances converted prior to the end of the fiscal quarter in which they were made are converted based upon the conversion price in effect for the immediately preceding fiscal quarter. Based on an enterprise valuation determined through a discounted cash flow analysis for the fiscal quarter ended January 31, 1999, $5,347,705 of advances and accrued interest were converted at a per share price of $12.74 into 419,738 shares of Series B Preferred Stock. Based on an enterprise valuation determined through arms' length negotiations with, and subsequent sales of Series C Preferred Stock and Series D Preferred Stock to, two unaffiliated third parties on June 4, 1999, a per share valuation of $76.68 was utilized to convert $5,413,117 and $3,952,110 of advances and accrued interest into 70,594 and 51,527 shares of Series B Preferred Stock, respectively.

   The Series B Preferred Stock was entitled to received noncumulative annual dividends at 7%, as and if declared. No cash dividends were declared or paid by the Company. The Series B Preferred Stock was fully participating, voting and convertible into 10 shares of Common Stock, subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred Stock ranked pari passu with the Series A Preferred Stock, and had a liquidation preference equal to its purchase price plus dividends computed at 7% per annum. The Series B Preferred Stock was convertible into Common Stock immediately at the option of the holder and was automatically converted into Common Stock in October 1999 upon the completion of the Company's initial public offering.

   In October 1999, all of the Series B preferred shares were converted into 5,418,590 shares of Common Stock.

Series C Preferred Stock

   In May 1999, the Board of Directors approved the designation of 1,095,472 shares of the Company's preferred stock as Series C Preferred Stock. The Series C Preferred Stock was entitled to receive noncumulative annual dividends at 7%, as and if declared. No cash dividends were declared or paid by the Company. The Series C Preferred Stock was fully participating, voting and convertible at the option of the holder into shares of Common Stock at $7.40 per share, subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranked pari passu with the Series A and B Preferred Stock and had a liquidation preference equal to its purchase price plus dividends computed at 7% per annum. On or after the fifth anniversary of the purchase date, the Series C Preferred Stock was redeemable, either at the written election of a majority of the holders of Series C Preferred Stock or at the option of the Company, at a price equal to its purchase price plus dividends computed at 7% per annum. Holders of Series C Preferred Stock would have been able to participate in future issuances of equity instruments, as defined. In June 1999, the Company sold 1,095,472 Series C preferred shares for $7,997,493, net of issuance costs of $109,000. The Series C Preferred Stock automatically converted in October 1999 into Common Stock upon the completion of the Company's initial public offering.

   In October 1999, all of the Series C preferred shares were converted into 1,095,472 of Common Stock.

Series D Preferred Stock

   In May 1999, the Board of Directors approved the designation of 993,243 shares of the Company's preferred stock as Series D Preferred Stock. The Series D Preferred Stock was entitled to receive noncumulative annual dividends at 7%, as and if declared. No cash dividends were declared or paid by the Company. The Series D Preferred Stock was fully participating, voting and convertible at the option of the holder into shares of Common Stock at $7.40 per share, subject to certain adjustments. In the event of any liquidation, dissolution or winding up of the Company the Series D Preferred Stock ranked pari passu with the

                                 NAVISITE, INC.

Series A, B and C Preferred Stock and had a liquidation preference equal to its purchase price plus dividends computed at 7% per annum. On or after the fifth anniversary of the purchase date, the Series D Preferred Stock was redeemable, either at the written election of a majority of the holders of Series D Preferred Stock or at the option of the Company, at a price equal to its purchase price plus dividends computed at 7% per annum. Holders of Series D Preferred Stock would have been able to participate in future issuances of equity instruments, as defined. In June 1999, the Company sold 993,243 Series D preferred shares for $7,252,000, net of issuance costs of $99,000. The Series D Preferred Stock automatically converted in October 1999 into Common Stock upon the completion of the Company's initial public offering.

   In October 1999, all of the Series D preferred Shares were converted into 993,243 of Common Stock.

(10) Stock Option Plans

 (a) 1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Company's Board of Directors and Stockholders in October 1999. The Stock Purchase Plan provides for the issuance of a maximum of 100,000 shares of the Company's Common Stock. During fiscal year 2000, 62,671 shares were issued under this plan.

 (b) Deferred Compensation Plan

   A Deferred Compensation Plan (the "Deferred Compensation Plan") was adopted by the Company's Board of Directors in October 1999. Under the terms of the Deferred Compensation Plan, the Company's employees who are selected by the Board of Directors (as well as certain of the Company's employees who previously participated in a deferred compensation plan sponsored by CMGI) will be able to elect to defer a portion of their compensation for the following calendar year. The Company also may make discretionary contributions to a participant's account, to which the participant generally will become entitled after five years of service with the Company.

 (c) 1999 Director Stock Option Plan

   In October 1999, the Company ceased issuing options under the 1998 Director Plan and the Board of Directors and the Stockholders approved and adopted the 1999 Stock Option Plan for Non-Employee Directors (the "1999 Director Plan"). A total of 500,000 shares of Common Stock are reserved for issuance under the 1999 Director Plan. Directors who are not NaviSite employees or otherwise affiliates, employees or designees of an institutional or corporate investor that owns more than 5% of outstanding Common Stock will be eligible to receive non-statutory stock options under the 1999 Director Plan. Under the 1999 Director Plan, the Company will grant an initial option to acquire 25,000 shares of Common Stock to each eligible director who is elected a director for the first time.

   The Company also will grant to eligible directors an additional option for the purchase of 6,250 shares of Common Stock on the first, and each subsequent, anniversary of the grant of each director's initial option if the director is still serving as one of the Company's directors on that anniversary date. The Board of Directors has discretion to increase to up to 100,000 shares the number of shares of Common Stock subject to any initial option or additional option covering any vesting period of up to 48 months that may be granted to an eligible director after the date of the increase.

   As of July 31, 2000, 30,000 options were granted and outstanding under the 1999 Director Plan with a weighted average exercise price of $45.64.

                                 NAVISITE, INC.

 (d) 1998 Director Stock Option Plan

   In December 1998, the Company's Board of Directors and Stockholders approved the 1998 Director Stock Option Plan (the "1998 Director Plan"). In October 1999 the Company ceased issuing options under the 1998 Director Plan upon the adoption of the 1999 Director Plan, each NaviSite director (who is not also an employee of NaviSite, any subsidiary of NaviSite or of CMGI) was entitled to receive, upon the date of his or her election, a non-statutory option to purchase Common Stock as defined. A maximum number of 250,000 shares of Common Stock were authorized for issuance under the 1998 Director Plan. Each automatic grant had an exercise price equal to the current fair market value of the Common Stock at the time of grant and a maximum term of ten years, subject to earlier termination following the optionee's cessation of service on the board of directors.

   As of July 31, 2000, 150,000 options were granted and outstanding under the 1998 Director Plan with a weighted average exercise price of $2.4467.

 (e) NaviSite 1998 Equity Incentive Plan

   In December 1998, the Company's Board of Directors and Stockholders approved the 1998 Equity Incentive Plan, as amended (the "1998 Plan"). The 1998 plan replaced NaviSite Internet Services Corporation's 1997 Equity Incentive Plan (the "1997 Plan"). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, non-qualified stock options or incentive stock options may be granted to the Company's or its affiliates' employees, directors and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 5,000,000 shares. In August 1999, the Board of Directors approved an increase in the number of shares authorized under the 1998 Plan to 11,124,424. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The Chief Executive Officer, upon authority, granted by the Board of Directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. Options granted under the 1998 Plan have a five-year maximum term and typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty-six (36) months. The following table reflects activity and historical exercise prices of stock options under the Company's 1998 Plan for the three years ended July 31, 2000.

                                 2000                 1999                 1998
                          -------------------- -------------------- -------------------
                                      Weighted             Weighted            Weighted
                                      Average              Average             Average
                          Number of   Exercise Number of   Exercise Number of  Exercise
                            Shares     Price     Shares     Price    Shares     Price
                          ----------  -------- ----------  -------- ---------  --------
Options outstanding,
 beginning of year......   4,861,324   $ 1.27   3,091,500   $0.08   2,146,000   $0.01
Granted.................   4,936,774    46.01   2,868,458    2.15   1,685,000    0.16
Exercised...............  (1,219,405)    0.43     (36,638)   0.01    (102,038)   0.01
Cancelled...............    (564,762)   17.88  (1,061,996)   0.23    (637,462)   0.03
                          ----------   ------  ----------   -----   ---------   -----
Options outstanding, end
 of year................   8,013,931   $27.79   4,861,324   $1.27   3,091,500   $0.08
                          ==========   ======  ==========   =====   =========   =====
Options exercisable, end
 of year................   1,453,370   $ 1.23   1,281,326   $0.05     593,104   $0.01
                          ==========   ======  ==========   =====   =========   =====
Options available for
 grant, end of year.....   1,752,412                  --              806,462
                          ==========           ==========           =========

                                 NAVISITE, INC.

   The following table summarizes information about the Company's stock options outstanding at July 31, 2000:

                        Options Outstanding              Options Exercisable
                 -------------------------------------  -----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                 Weighted
Range of                       Contractual   Average                  Average
Exercise           Number         Life       Exercise     Number      Exercise
Prices           Outstanding     (years)      Price     Outstanding    Price
--------         -----------   -----------   --------   -----------   --------
$ 0.01--$ 3.70    3,368,031       3.56       $  1.60     1,420,457     $ 1.07
$ 3.71--$ 7.00      826,500       4.10       $  7.00        31,893     $ 7.00
$ 7.01--$25.00       57,000       4.27       $ 23.09             0     $  --
$25.01--$50.00    2,595,500       4.66       $ 42.72         1,020     $45.13
$50.01--$75.00      697,500       4.57       $ 66.08             0     $  --
$75.00 up           469,400       4.62       $113.41             0     $  --
                  ---------                              ---------     ------
                  8,013,931       4.13       $ 27.79     1,453,370     $ 1.23
                  =========                              =========     ======

 (f) CMGI 1986 Stock Option Plan

   Certain NaviSite employees have been granted options for the purchase of CMGI Common Stock under the CMGI 1986 Stock Option Plan (the "1986 Plan"). Options under the 1986 Plan are granted at fair market value on the date of the grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, non-qualified stock options or incentive stock options may be granted to CMGI's or its subsidiaries' employees, as defined. The Board of Directors of CMGI administers this plan, selects the individuals to whom options will be granted and determines the number of shares and exercise price of each option. The following table reflects activity and historical exercise prices of stock options granted to Company employees under the 1986 Plan for the three years ended July 31, 2000. Options held by employees who transferred to NaviSite from CMGI or CMGI subsidiaries during fiscal year 2000 are shown as transfers into the 1986 plan.

                                2000               1999               1998
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                           Number   Average   Number   Average   Number   Average
                             of     Exercise    of     Exercise    of     Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------  -------- --------  -------- --------  --------
Options outstanding,
 beginning of year......   773,538   $19.11   177,680   $ 1.13    41,760   $0.71
Granted.................       --       --    663,200    22.10   160,000    1.16
Transfers...............    36,000    15.81       --       --        --      --
Exercised...............  (177,280)    4.04   (67,342)    1.12   (24,080)   0.55
Cancelled...............  (121,335)    3.31       --       --        --      --
                          --------   ------  --------   ------  --------   -----
Options outstanding, end
 of year................   510,923   $27.85   773,538   $19.11   177,680   $1.13
                          ========   ======  ========   ======  ========   =====
Options exercisable, end
 of year................   158,106   $27.36    14,000   $ 1.15     3,340   $0.89
                          ========   ======  ========   ======  ========   =====

                                 NAVISITE, INC.

   The following table summarizes information about stock options granted to Company employees under the 1986 Plan outstanding at July 31, 2000:

                       Options Outstanding              Options Exercisable
                -------------------------------------  -----------------------
                               Weighted
                                Average
                               Remaining    Weighted                 Weighted
Range of                      Contractual   Average                  Average
Exercise          Number         Life       Exercise     Number      Exercise
Prices          Outstanding     (years)      Price     Outstanding    Price
--------        -----------   -----------   --------   -----------   --------
$1.01--$ 5.00    291,038         3.10        $ 4.95       95,138      $ 4.90
$5.01--$20.00     11,885         3.27        $ 9.37          468      $ 9.20
$20.01 up         208,000        3.74        $60.96       62,500      $61.68
                 ========                                =======
                  510,923        3.36        $27.85      158,106      $27.36
                 ========                                =======

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for the stock-based compensation plans in which the Company's employees participate. Had compensation cost for awards in fiscal 2000, 1999 and 1998 under the four stock-based compensation plans in which the Company's employees participate been determined based on the fair value method set forth under SFAS 123, the pro forma effect on the Company's net loss would have been as follows:

                              Year Ended          Year Ended          Year Ended
                             July 31, 2000       July 31, 1999      July 31, 1999
                          ------------------- ------------------- ------------------
                             As                  As                  As
                          Reported  Pro Forma Reported  Pro Forma Reported Pro Forma
                          --------- --------- --------- --------- -------- ---------
Net loss applicable to
 common stockholders (in
 thousands).............  $(57,970) $(86,269) $(24,704) $(26,161) $(9,172) $(9,273)
                          ========= ========= ========= ========= ======== ========
Net loss per share......  $  (1.37) $  (1.50) $  (3.71) $  (3.93) $ (0.57) $ (0.58)
                          ========= ========= ========= ========= ======== ========

   The pro forma per share net loss reflects the fair-value compensation cost associated with option grants to the Company's employees under the Company's 1998 Plan and the CMGI 1986 Plan.

   The fair value of each stock option granted under the 1998 plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: volatility of 167.5%,100% and 75.5%; risk-free interest rate of 6.3%, 5.16% and 5.48%; 2.8 year expected life of options for all years; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2000, 1999 and 1998 was $46.2424, $1.3517 and $.1811, respectively.

   The fair value of each stock option granted under the 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998,
Respectively: volatility of 103.4%, 100% and 90.10%; risk-free interest rate of 6.28%, 5.16% and 5.50%; expected life of options of 3.03, 4.3 and 4.2 years respectively; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2000, 1999 and 1998 was $0, $31.58 and $1.58 respectively.

                                 NAVISITE, INC.

(11) Related Party Transactions

   CMGI has provided the Company with accounting, systems and related services at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. The Company also occupied facilities through January 2000 that are leased by CMGI, whereby CMGI charges the Company for its share of rent and related facility costs for CMGI's corporate headquarters through an allocation based upon the company's headcount located on the premises in relation to total headcount for all CMGI companies located in the premises. The Company has also purchased certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty insurance) through CMGI. CMGI also has provided the Company with Internet marketing and business development services. Amounts due to CMGI totaled approximately $5,310,000 as of July 31, 2000. The following table summarizes the expenses allocated to the Company by CMGI for enterprise services, rent and facilities, human resources and benefits and Internet marketing and business development:

                                                                Year Ended July
                                                                      31,
                                                                ----------------
                                                                 2000  1999 1998
                                                                ------ ---- ----
                                                                 (In thousands)
   Enterprise services......................................... $  315 $240 $157
   Rent and facilities......................................... $  248 $251 $ 15
   Human resources and benefits................................ $1,507 $530 $ 46
   Internet marketing and business development. ............... $  585 $325 $ 71

   The Company sells its products and services to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $24,893,000, $7,058,000 and $3,871,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively. These related parties typically receive a 10% discount for services provided by the Company. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties.

   The Company provides administrative services to CMGI and related entities as they relate to lease schedules for equipment ordered by NaviSite prior to October 22, 1999. These lease schedules include equipment leased for both NaviSite and CMGI, however, the majority of the equipment is used by NaviSite. As part of this agreement, CMGI provides administrative services for leases that include equipment for both NaviSite and CMGI under which CMGI or a related entity is the majority equipment user. The administrative services include the payment of the lessor's monthly lease charges. In both cases, the entire providing the administrative services charges the other for the actual lease fees, however in all of these cases, CMGI bears all liability for the payment and NaviSite is not financially obligated under the leases.

(12) Concentration of Credit Risk

   Amounts included in the consolidated balance sheets for accounts receivable, debt to CMGI, accounts payable, accrued expenses and notes payable approximate their fair value due to their short maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral or other security against trade receivable balances; however, it does maintain an allowance for potential credit losses and such losses have been within management's expectations.

   For the fiscal year ended July 31, 2000, 50% (24,893,000) of the Company's revenue was earned from related parties. Three of these related parties accounted for 12.05%, 9.96%, and 9.35% of revenue earned for the fiscal year ended July 31, 2000. For the fiscal year ended July 31, 1999, 67% ($7,058,000) of the Company's revenue was earned from related parties. Two of these related parties accounted for 22% and 16% of revenue earned during the fiscal year ended July 31, 1999. For the fiscal year ended July 31, 1998, 96% ($3,871,000) of the Company's revenue was earned from related parties. Three of these related parties accounted for 40%, 19% and 11% of revenue earned for the fiscal year ended July 31, 1998.

                                 NAVISITE, INC.

   Accounts receivable at July 31, 2000 included 42% due from related parties, with 3 related parties entity(ies) comprising 23%. Accounts receivable at July 31, 1999 included 30% due from related parties, with one related entity comprising 13%. Accounts receivable at July 31, 1998 included 63% due from related parties, with two related entities comprising 37% and 15%.

(13) Selected Quarterly Financial Data (Unaudited)

   Financial information for interim periods were as follows:

                                          Fiscal Year Ended July 31, 2000
                                        --------------------------------------
                                           Q1        Q2        Q3        Q4
                                        --------  --------  --------  --------
   Net sales........................... $  5,866  $  9,170  $ 14,195  $ 20,532
   Gross margin........................   (3,203)   (3,152)   (5,966)   (6,412)
   Net loss............................ $(10,551) $(11,442) $(16,430) $(19,547)
   Per share(a)........................ $  (1.75) $  (0.21) $  (0.29) $  (0.34)
   Per share, pro forma(b)............. $  (0.24)      --        --        --

                                          Fiscal Year Ended July 31, 1999
                                        --------------------------------------
                                           Q1        Q2        Q3        Q4
                                        --------  --------  --------  --------
   Net sales........................... $  1,668  $  2,166  $  2,983  $  3,702
   Gross margin........................   (2,188)   (1,769)   (2,853)   (3,079)
   Net loss............................ $ (4,509) $ (4,163) $ (6,764) $ (9,096)
   Per share(a)........................ $  (0.28) $  (0.41) $ (48.66) $ (65.44)
   Per share, pro forma(b)............. $  (0.18) $  (0.14) $  (0.19) $  (0.23)

--------
(a) Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.
(b) See note 2 (n).

          INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

   Under date of September 19, 2000, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the fiscal years in the three-year period ended July 31, 2000, which are included in the Form 10-K for the year ended July 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Boston, Massachusetts
September 19, 2000

                                 NAVISITE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended July 31, 2000, 1999 and 1998
                                 (in thousands)

                           Balance at Additions  Deductions           Balance
                           Beginning  Charged to    from              at End
                            of Year    Expense    Reserves  Other (1) of Year
                           ---------- ---------- ---------- --------- -------
Year ended July 31, 1998:
 Allowance for doubtful
  accounts                    $ --      $    8     $  (1)     $ --    $    7
Year ended July 31, 1999:
 Allowance for doubtful
  accounts                    $  7      $  275     $ (20)     $ --    $  262
Year ended July 31, 2000:
 Allowance for doubtful
  accounts                    $262      $1.069     $(269)     $158    $1,219

(1) Represents allowance for doubtful accounts of ClickHear (acquired in fiscal 2000).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

   The information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 of this Form 10-K is incorporated herein by reference to our Proxy Statement. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Election of Directors."

Item 11.  Executive Compensation

   The information required by Item 11 of Form 10-K is incorporated herein by reference to our Proxy Statement under the section captioned "Executive Compensation and Other Information." The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 of Form 10-K is incorporated herein by reference to our Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 of Form 10-K is incorporated herein by reference to our Proxy Statement under the section captioned "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of Financial Statements

   Independent Auditors' Report

   Consolidated Balance Sheets as of July 31, 2000 and 1999

   Consolidated Statements of Operations for the Years Ended July 31, 2000, 1999 and 1998

   Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended July 31, 2000, 1999 and 1998

   Consolidated Statements of Cash Flows for the Years Ended July 31, 2000, 1999 and 1998

   Notes to Consolidated Financial Statements

(a)(2) List of Schedules

   Schedule II--Valuation and Qualifying Accounts for the Years Ended July 31, 2000, 1999 and 1998

   Independent Auditors Report on Financial Statement Schedule

   All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

   The Exhibits listed in the Exhibit Index immediately preceeding such exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

   On May 8, 2000, we filed Amendment No. 1 to Current Report on Form 8-K under
Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to include the financial statements required to be filed in connection with the consummation of a Stock Purchase Agreement for the acquisition of ClickHear, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NAVISITE, INC.
October 30, 2000

                                                   /s/ Joel B. Rosen
                                          By: _________________________________
                                                       Joel B. Rosen
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on October 29, 2000.



              Signatures                         Title                   Date
              ----------                         -----                   ----

        /s/ Joel B. Rosen              President and Chief
______________________________________  Executive Officer
            Joel B. Rosen               (Principal Executive
                                        Officer)

       /s/ Kenneth W. Hale             Vice President, Chief
______________________________________  Financial Officer and
           Kenneth W. Hale              Treasurer (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

             /s/                       Chairman of the Board
______________________________________
          David S. Wetherell

             /s/                       Director
______________________________________
       Andrew J. Hajducky, III

        /s/ James F. Moore             Director
______________________________________
            James F. Moore

      /s/ Stephen D.R. Moore           Director
______________________________________
          Stephen D.R. Moore

       /s/ Craig D. Goldman            Director
______________________________________
           Craig D. Goldman

                               Index to Exhibits

   Exhibit
    No.:                           Description of Exhibit
   -------                         ----------------------
  2.1(1)     Asset Assignment Agreement, dated December 28, 1998, among
             NaviSite Internet Services Corporation and the Registrant.
  2.2(1)     Purchase Agreement, dated as of July 1, 1998, among NaviSite
             Internet Services Corporation, Neil Black, in his capacity as
             Managing Member of Servercast Communications, L.L.C. and all of
             the other members of Servercast Communications, L.L.C.
             individually, as named therein.
  2.3(2)     Stock Purchase Agreement, dated as of February 16, 2000, by and among CMGI, Inc., ClickHear, Inc., the Stockholders of ClickHear,
             Inc. and the Registrant.
  2.4(2)     Inter-Company Agreement, dated February 22, 2000, between CMGI,
             Inc. and the Registrant.
  3.1(3)     Amended and Restated Certificate of Incorporation.
  3.2(3)     Amended and Restated By-Laws.
  4.1(1)     Specimen certificate representing shares of common stock.
  4.2(1)     Series C Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Dell USA L.P. and the Registrant.
  4.3(1)     Series D Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Microsoft Corporation and the
             Registrant.
  4.4(3)     Investor Rights Agreement, dated as of October 27, 1999, by and between CMGI, Inc. and the Registrant.
 10.1(1)     Net Lease Agreement, dated as of March 20, 1997, by and between
             CMG Information Technologies, Inc. and Borland International,
             Inc., as amended by First Amendment dated June 1, 1998.
 10.2(1)     Lease, dated as of March 21, 1997, by and between William J.
             Callahan and William J. Callahan, Jr., as trustees of Andover Park
             Realty Trust, and CMG Information Services, Inc.
 10.3(1)     Lease, dated as of May 14, 1999, by and between 400 River Limited
             Partnership and the Registrant.
 10.4(1)     Lease, made as of April 30, 1999, by and between CarrAmerica
             Realty Corporation and the Registrant.
 10.5(1)     Term Note in favor of Peter C. Kirwan, Jr., dated July 1, 1998, executed by NaviSite Internet Services Corporation.
 10.6(1)     Bonus Agreement, dated as of July 1, 1998, by and between NaviSite
             Internet Services Corporation and Peter C. Kirwan, Jr.
 10.7(1)     Secured Convertible Demand Note issued by the Registrant to CMGI,
             Inc., dated as of May 1, 1999.
 10.8(1)     Intellectual Property Security Agreement between the Registrant and CMGI, Inc., dated as of May 1, 1999.
 10.9(1)     Security Agreement between the Registrant and CMGI, Inc., dated as of May 1, 1999.
 10.10(3)(*) Amended and Restated 1998 Equity Incentive Plan.
 10.11(3)(*) Amended and Restated 1998 Director Stock Option Plan.
 10.12(3)(*) 1999 Employee Stock Purchase Plan.
 10.13(3)(*) 1999 Stock Option Plan for Non-Employee Directors.
 10.14(3)(*) Deferred Compensation Plan.
 10.15(3)    Form of Director Indemnification Agreement, as executed by
             Directors.
 10.16(3)    Facilities and Administrative Agreement, dated as of October 27,
             1999, between CMGI, Inc. and the Registrant.
 10.17(3)    Tax Allocation Agreement, dated as of October 27, 1999, between
             CMGI, Inc. and the Registrant.
 10.18(3)    Standard Form of Agreements, dated as of June 14, 1999, between the Registrant, as Owner, and XL Construction, as Design/Builder,
             for NaviSite, Inc. Zanker Road Data Center, San Jose, California.
 10.19(3)    Cost Plus Fee Standard Form of Agreement, dated as of April 12,
             1999, between the Registrant, as Tenant, and Gilbane Building
             Company, as Construction Manager.

 Exhibit No.:                       Description of Exhibit
 ------------                       ----------------------
 10.20(4)     Irrevocable Standby Letter of Credit, dated as of December 3,
              1999, between BankBoston, N.A. and the Registrant.
 10.21(4)     Security Agreement and Assignment of Account, dated December 3,
              1999, between BankBoston, N.A. and the Registrant.
 10.22(4)     Severance Agreement and General Release, dated November 8, 1999, and as amended on December 2, 1999, between Barbara Fortier and the Registrant.
 10.23(5)     Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and CMGI, Inc.
 10.24(5)     Amendment No. 1 to the Investors Right Agreement, dated as of
              October 27, 1999, by and between CMGI, Inc. and the Registrant.
 10.25(5)     Master Equipment Lease Agreement No. 35076, dated as of May 26,
              2000, by and between the Registrant and Fleet Capital
              Corporation, along with the related schedules and transaction documents.
 10.26        Separation Agreement and General Release, dated as of July 18,
              2000, by and between Robert B. Eisenberg and the Registrant.
 21.1(1)      Subsidiaries of the Registrant.
 23.1         Consent of KPMG LLP.
 27           Financial Data Schedule.

--------
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-83501).
(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated February 22, 2000.
(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.
(4) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2000.
(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2000.
(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.