Form 10-Q
period 2000-10-31
NAVISITE INC
filed 2000-12-13
CIK 1084750

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

                 For the quarterly period ended October 31, 2000

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
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
         incorporation)
       400 Minuteman Road
     Andover, Massachusetts                             01810
 (Address of principal executive                      (Zip Code)
            offices)

                                 (978) 682-8300
              (Registrant's telephone number, including area code)

                                ----------------

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

 As of December 8, 2000 there were 58,642,348 shares outstanding of the registrant's common stock, par value $.01 per share.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 NAVISITE, INC.

                Form 10-Q for the Quarter ended October 31, 2000

                                      INDEX



                                                                       Page
                                                                      Number
                                                                      ------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of October 31, 2000 (unaudited)
    and July 31, 2000............................................      3

   Consolidated Statements of Operations for the three months
    ended October 31, 2000 and 1999 (unaudited)..................      4

   Consolidated Statements of Cash Flows for the three months
    ended October 31, 2000 and 1999 (unaudited)..................      5

   Notes to Interim Consolidated Financial Statements............      6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations..........................      8

Item 3. Quantitative and Qualitative Disclosures About
    Market Risk..................................................     19

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................     20

Item 2. Changes in Securities and Use of Proceeds................     20

Item 3. Defaults Upon Senior Securities..........................     20

Item 4. Submission of Matters to a Vote of Security Holders......     20

Item 5. Other Information........................................     20

Item 6. Exhibits and Reports on Form 8-K.........................     20

SIGNATURE........................................................     21

EXHIBIT INDEX....................................................     22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NAVISITE, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except par value
                                and share value)



                                                            October 31, July 31,
                                                               2000       2000
                                                             --------   --------
                                                            (unaudited)

     ASSETS
Current assets:
 Cash and cash equivalents................................   $ 43,041   $ 77,947
 Accounts receivable, less allowance for doubtful
  accounts of $2,016 and $1,219 at October 31, 2000 and
  July 31, 2000, respectively.............................     16,560     14,025
 Due from CMGI and affiliates.............................      7,826      5,985
 Prepaid expenses.........................................      3,736      3,201
                                                             --------   --------
   Total current assets...................................     71,163    101,158
                                                             --------   --------
Property and equipment, net...............................     80,288     70,651
Deposits..................................................      3,120      3,051
Goodwill, net of accumulated amortization of $476 and
$424 at October 31, 2000 and July 31, 2000,
respectively..............................................        549        601
                                                             --------   --------
Total assets..............................................   $155,120   $175,461
                                                             ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Capital lease obligations, current portion...............   $  5,883   $  5,689
 Due to CMGI..............................................      6,196      5,310
 Accounts payable.........................................     20,121     13,457
 Accrued expenses and deferred revenue....................     23,302     27,776
 Software vendor payable, current portion.................        784        767
                                                             --------   --------
    Total current liabilities.............................     56,286     52,999
                                                             --------   --------
Capital lease obligations, less current portion...........     22,443     23,999
Software vendor payable, less current portion.............        769        989
                                                             --------   --------
Total liabilities.........................................     79,498     77,987
                                                             --------   --------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, 150,000 shares
  authorized; 58,600 and 58,364 shares issued and
  outstanding at October 31, 2000 and July 31, 2000,
  respectively............................................        586        584
 Deferred compensation....................................       (359)      (762)
 Additional paid-in capital...............................    191,128    190,301
 Accumulated deficit......................................   (115,733)   (92,649)
                                                             --------    -------
Total stockholders' equity................................     75,622     97,474
                                                             --------   --------
Total liabilities and stockholders' equity ...............   $155,120   $175,461
                                                             ========   ========


      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (in thousands, except share and per share data)



                                                                  Three months
                                                                     ended
                                                                   October 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------

Revenue:
 Revenue .................................................    $ 14,998     $  2,470
 Revenue, related parties ................................      11,038        3,396
                                                              --------     --------
  Total revenue ..........................................      26,036        5,866
Cost of revenue ..........................................      32,057        9,069
                                                              --------     --------
 Gross margin ............................................      (6,021)      (3,203)
                                                              --------     --------
Operating expenses:
 Selling and marketing ...................................       8,129        3,806
 General and administrative ..............................       5,963        2,601
 Product development .....................................       2,896          891
                                                              --------     --------
  Total operating expenses ...............................      16,988        7,298
                                                              --------     --------
Loss from operations .....................................     (23,009)     (10,501)
Other income (expense):
 Interest income .........................................         874           83
 Interest expense ........................................        (949)        (133)
                                                              --------     --------
Net loss .................................................    $(23,084)    $(10,551)
                                                              ========     ========

Basic and diluted net loss per common share ..............    $   (.39)    $  (1.75)
                                                              ========     ========
Basic and diluted weighted average number of common shares
outstanding ..............................................      58,535        6,042
                                                              ========     ========
Pro forma basic and diluted net loss per share............                 $  (0.24)
                                                                           ========
Pro forma basic and diluted weighted average number of
shares outstanding........................................                   43,604
                                                                           ========





      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                               Three months
                                                             ended October 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------

Cash flows from operating activities:
  Net loss.................................................. $(23,084)$(10,551)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................    3,816      793
    Provision for bad debts.................................    1,289      154
    Amortization of deferred compensation...................      692       --
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (3,824)  (1,439)
      Due from CMGI and affiliates..........................   (1,841)  (2,213)
      Prepaid expenses......................................     (535)     752
      Deposits..............................................      (69)  (2,458)
      Accounts payable .....................................    6,664    3,699
      Due to CMGI...........................................      886       --
      Accrued expenses and deferred revenue.................   (4,474)   3,053
                                                             --------  -------
        Net cash used in operating activities...............  (20,480)  (8,210)
                                                             --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.......................  (13,401)  (7,389)
                                                             --------  -------
        Net cash used in investing activities...............  (13,401)  (7,389)
                                                             --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
   costs....................................................       --   69,640
  Due to CMGI...............................................       --   12,368
  Proceeds from exercise of stock options and ESPP..........      540       13
  Payments of capital lease obligations.....................   (1,362)     (89)
  Payments of software vendor obligations...................     (203)    (125)
                                                             --------  -------
        Net cash (used in) provided by financing activities    (1,025)  81,807
                                                             --------  -------
Net (decrease) increase in cash.............................  (34,906)  66,208
Cash and cash equivalents, beginning of period..............   77,947    3,352
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 43,041  $69,560
                                                             ========  =======
Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................... $    954  $    81
                                                             ========  =======




      See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                October 31, 2000

1. Basis of Presentation

  The accompanying consolidated financial statements have been prepared by NaviSite, Inc. ("NaviSite" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10-K which was filed with the Securities and Exchange Commission on October 30, 2000.

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

3. Cash and Cash Equivalents

  Cash equivalents consist of a money market fund which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

CMGI has committed to advance NaviSite, if needed by July 31, 2001, the sum of $80 million, subject to negotiation of a mutually acceptable vehicle and related terms and conditions and approval of both companies' respective board of directors. See note (7) for subsequent event.

During the fiscal 2000 first quarter, non-cash financing activities included the issuance of 175,096 shares of the Company's Series B convertible preferred stock in exchange for a $12,257,000 reduction in debt to CMGI.

4. Net Loss Per Common Share

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

  For the three months ended October 31, 2000 and 1999, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three months ended October 31, 1999, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into common stock using the "as-if-converted" method from the later of the date of issuance or beginning of the period, is presented. All amounts due to CMGI were converted to preferred stock, and all outstanding preferred stock was converted into 43,244,630 shares of common stock in connection with the closing of the Company's initial public offering. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings (loss) per share for the three months ended October 31, 1999:

  Numerator:
   Net loss..............................................     $(10,551)
  Denominator:
   Basic weighted average number of common shares
   outstanding...........................................        6,042
   Assumed conversion of amounts due to CMGI and
   preferred stock.......................................       37,562
                                                               -------
  Weighted average number of pro forma basic and diluted
  shares outstanding.....................................       43,604
                                                               =======
  Pro forma basic and diluted net loss per share.........     $  (0.24)
                                                               =======

5. Capital Leases

  In June 2000, the Company sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. The Company entered into a capital lease, which we refer to as the Capital Lease, (the "Capital Lease") upon the leaseback of those assets. The Capital Lease bears interest at a nominal rate of 9.15% and an effective interest rate of 12.49% and is payable in monthly installments ending June 2004. The Capital Lease contains a mandatory balloon payment, for repurchase by us, equal to 10% of the bank's acquisition cost of the equipment. Borrowings under the lease are secured by the leased property. The lease contains certain financial covenants, including the maintenance of not less than $15 million of cash and cash equivalents and the maintenance of not less than $1.0 billion of market capitalization. As of October 31, 2000, the Company was not in compliance with the market capitalization covenant. Effective December 11, 2000, the Company obtained a waiver from the lessor for the market capitalization covenant noncompliance as of October 31, 2000. In connection with the waiver, the Company renegotiated the Capital Lease and eliminated certain negative covenants. Specifically, the mandatory market capitalization covenant has been eliminated and the minimum cash requirement has been replaced with a restricted cash covenant that requires the Company to maintain on deposit with the lessor a restricted cash balance equal to the lesser of (i) $23,250,000 or
(ii) 100% of the stipulated loss value, calculated as of the next following rental payment date. In addition, the Company granted the lessor a security interest in this cash collateral account. At October 31, 2000, a restricted cash balance was not required.


6. New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by SFAS 138 in June 2000. SFAS 133 and 138 will require that Company record all derivatives on the balance sheet at fair value. The Company adopted these statements on August 1, 2000. Since the Company does not have any derivative financial instruments and does not engage in hedging activities, the adoption of SFAS 133 and SFAS 138 had no impact on the consolidate financial statements.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 was adopted by the Company as of August 1, 2000 and had no impact on the consolidated financial statements.

7. Subsequent Events


  On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement (the "Agreement") with CMGI, Inc. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50,000,000 (the "Initial Note") and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (the "Second Note") (collectively the "Notes"). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock at a conversion price equal to 120% of the average of the closing price per share on the Nasdaq National Market on the five consecutive trading days ending on December 14, 2000 (the "Closing Price"). In connection with the Agreement, the Company will grant to CMGI, effective December 15, 2000, a warrant to purchase a number of shares of NaviSite common stock equal to $12,000,000 divided by the Closing Price, as defined, at an exercise price equal to 125% of the Closing Price, and a warrant to purchase a number of shares of NaviSite common stock equal to $12,000,000 divided by the Closing Price, as defined, at an exercise price equal to 150% of the Closing Price. The warrants are exercisable upon issuance and expire on December 15, 2005. The Company plans to fair value the warrants and record this fair value as an additional component of interest expense over the life of the Initial Note.

  On December 12, 2000 the Company issued the Initial Note to CMGI in the amount of $50,000,000. The annual interest rate on the Initial Note is 7.5% payable quarterly in, at the Company's discretion, either cash or the Company's common stock. The principal amount is due in full by December 12, 2003. The Agreement provides that the use of proceeds from the Second Note are restricted to satisfying the Company's lease obligation with Fleet Bank.

  On December 12, 2000, the Company sold certain equipment in a sale-leaseback transaction to an equipment vendor for approximately $10.9 million. The Company simultaneously entered into a lease of the equipment with the vendor. The lease is payable in monthly installments through December 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in the our other filings with the Securities and Exchange Commision. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

  We intend to expand domestically and internationally. During fiscal year 2000, we opened two new data center facilities, one at Zanker Road, San Jose, California and one at 400 Minuteman Road, Andover, Massachusetts. In addition to our new domestic data centers, during fiscal year 2000, we entered into an agreement with Level 3 Communications, Inc. to provide domestic data center space, as needed.

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

Three-month period ended October 31, 2000 compared to the three-month period ended October 31, 1999

Revenue

  Total revenue increased 344% to approximately $26.0 million for the three-month period ended October 31, 2000, from approximately $5.9 million for the same period in 1999. The increase in revenue is due primarily to both the increase in the number of unaffiliated customers and additional business with existing unaffiliated customers, CMGI and CMGI affiliates. Revenue from unaffiliated customers increased to approximately $15.0 million or 58% of total revenue for the three-month period ended October 31, 2000, from approximately $2.5 million or 42% of total revenue for the same period in 1999. The number of unaffiliated customers increased 173% to 366 at October 31, 2000 from 134 as of October 31, 1999.


Cost of Revenue

  Cost of revenue principally includes labor and headcount expenses, equipment and maintenance costs, bandwidth and connectivity charges and depreciation and lease expense from our data centers. Cost of revenue increased 253% to approximately $32.1 million for the three-month period ended October 31, 2000, from approximately $9.1 million for the same period in 1999. As a percentage of revenue, cost of revenue decreased to 123% for the three-month period ended October 31, 2000, from 155% for the same period in 1999. The dollar-value increase in each period is due primarily to the costs associated with the increased investment in our existing data centers.

Gross Margin

  The gross margin improved to approximately (23%) of total revenue for the three-month period ended October 31, 2000, from approximately (55%) of total revenue for the same period in 1999. The improvement in the gross margin for the three-months ended October 31, 2000, as compared to the same period in 1999 is a direct result of scaling the fixed infrastructure costs across a larger customer base.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, advertising and product literature. Selling and marketing expenses increased 114% to approximately $8.1 million for the three-month period ended October 31, 2000, from approximately $3.8 million for the same period in 1999. On a percentage of revenue basis, selling and marketing expenses decreased to 31% of total revenue for the three-months ended October 31, 2000 from 65% of total revenue for the same period in 1999. The increase in absolute dollars is due primarily to the continued development of our sales and marketing capability, in the form of increased headcount and marketing programs, and the increase of commission expense resulting from increased revenue levels. The reduction of sales and marketing expense as a percentage of revenue is a result of the scaling of the sales and marketing infrastructure over a larger customer base with low incremental customer costs.

  General and Administrative. General and administrative expenses primarily include the costs of financial, leasing and administrative personnel, professional services, corporate overhead and bad debt expense. General and administrative expenses increased 129% to approximately $6.0 million for the three-month period ended October 31, 2000, approximately $2.6 million for the same period in 1999.
On a percentage of revenue basis, general and administrative expenses decreased to 23% of total revenue for the three months ended October 31, 2000 from 44% of total revenue for the same period in 1999. The increase in absolute dollars is due to the hiring of additional administrative and finance personnel to support our growing operations and an increase in the allowance for doubtful accounts, offset by a reduction in Y2K related expenses. The reduction of general and administrative costs as a percentage of revenue is a result of the scaling of the general and administrative infrastructure over a larger customer base combined with a low cost per incremental customer.

  Product Development. Product development expenses consist mainly of salaries and related costs. Product development expenses increased 225% to approximately $2.9 million for the three-month period ended October 31, 2000, from approximately $891,000 for the same period in 1999. This increase is due primarily to the costs associated with an increase in product development personnel as of October 31, 2000 to 64, from 21 employees for the same period in 1999 and the use of consultants. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

Interest Income

  Interest income increased to approximately $874,000 for three-month period ended October 31, 2000, from approximately $83,000 for the same period in 1999. The increase is due primarily to the funds available for investment resulting from our various fiscal year 2000 financing activities, primarily from the sale of common stock and sale-leaseback transaction.

Interest Expense

  Interest expense increased to approximately $949,000 for the three-month period ended October 31, 2000, from approximately $133,000 fro the same period in 1999. This increase is due primarily to interest incurred on capital lease obligations.


Liquidity and Capital Resources

  Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock to strategic investors, and our initial public offering and related underwriters' over-allotment in November 1999.

  Net cash used for operating activities for the three-month period ended October 31, 2000 amounted to $20.5 million, resulting primarily from net operating losses, increases in accounts receivable, and decreases in accrued expenses, which are partially offset by non-cash depreciation and amortization charges and increases in accounts payable and amounts due to CMGI. The net increase in accounts receivable is a result of the revenue growth for the period. The dollar value increase in accounts receivable is a result of the related increase in revenue for the period. The available for collection days sales outstanding is approximately 47 and 45 at October 31, 2000 and 1999, respectively. Available for collection days sales outstanding represents the weighted average number of days sales are outstanding based on the date that services rendered during the period are billed.

  Net cash used for investing activities for the three-month period ended October 31, 2000 amounted to $13.4 million. The net cash used for investing activities was utilized to acquire property and equipment required to support the growth of the business and to expand data center infrastructure.

  Net cash used for financing activities for the three-month period ended October 31, 2000 amounted to $1.0 million. The net cash used was primarily used for payments made under capital leases associated with our data centers partially offset by proceeds received upon the exercise of stock options and from the employee stock purchase plan.

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

  Under this note, CMGI converted intercompany debt in the aggregate amount of approximately $12.3 million, representing funds advanced during the period from July 31, 1999 through October 21, 1999 (the effective date of the registration statement relating to our initial public offering), into 175,096 shares of Series B convertible preferred stock (based upon a conversion price of $70.00, ten times the initial public offering price of $7.00 per share). Upon the closing of our initial public offering, each issued and outstanding share of Series B convertible preferred stock converted into 20 shares of common stock, or 12,588,140 shares of common stock in the aggregate.

  On June 8, 2000, we sold 980,873 shares of our common stock to CMGI for the sum of $50.0 million, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of our common stock as reported on the Nasdaq National Market System on June 6, 7, 8, 9 and 12, 2000, rounded up to the nearest whole share.

  In June 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. We entered into a capital lease, which we refer to as the Capital Lease, upon the leaseback of those assets. The Capital Lease bears interest at a nominal rate of 9.15% and an effective interest rate of 12.49% and is payable in monthly installments ending June 2004. The Capital Lease contains a mandatory balloon payment, for repurchase by us, equal to 10% of the bank's acquisition cost of the equipment and certain financial covenants as defined. The mandatory repurchase amount is included in the carrying value of the Capital Lease on our Balance Sheet. As of October 2000, we were not in compliance with the market capitalization covenant. Effective December 11, 2000, we obtained a waiver from the lessor for the market capitalization covenant noncompliance as of October 31, 2000. In connection with the waiver, we renegotiated the Capital Lease and eliminated certain negative covenants. Specifically, the mandatory market capitalization covenant has been eliminated and the minimum cash requirement has been replaced with a restricted cash covenant that requires us to maintain on deposit with the lessor a restricted cash balance equal to the lesser of (i) $23,250,000 or (ii) 100% of the stipulated loss value, calculated as of the next following rental payment date. In addition, we granted the lessor a security interest in this cash collateral account. At October 31, 2000, a restricted cash balance was not required.

  On December 12, 2000, we entered into a Note and Warrant Purchase Agreement, which we refer to as the Agreement, with CMGI. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50,000,000, which we refer to as the Initial Note, and a subordinated, unsecured, convertible note in the principal amount of $30,000,000, which we refer to as the Second Note. The Initial Note and the Second Note are collectively referred to as the Notes. The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock at a conversion price equal to 120% of the average of the closing price per share on the Nasdaq National Market on the five consecutive trading days ending on December 14, 2000, which we refer to as the Closing Price. In connection with the Agreement, we will grant to CMGI, effective December 15, 2000, a warrant to purchase a number of shares of NaviSite common stock equal to $12,000,000 divided by the Closing Price at an exercise price equal to 125% of the Closing Price, and a warrant to purchase a number of shares of NaviSite common stock equal to $12,000,000 divided by the Closing Price at an exercise price equal to 150% of the Closing Price. The warrants are exercisable upon issuance and expire on December 15, 2005. We plan to fair value the warrants and record this fair value as an additional component of interest expense over the life of the Initial Note.

  On December 12, 2000, we issued the Initial Note to CMGI in the amount of $50,000,000. The annual interest rate on the Initial Note is 7.5% payable quarterly in, at the Company's discretion, either cash or the Company's common stock. The principal amount is due in full by December 12, 2003. The Agreement provides that the use of proceeds from the Second Note are restricted to satisfying our lease obligation with Fleet Bank.

  On December 12, 2000, we sold certain equipment in a sale-leaseback transaction to an equipment vendor for approximately $10.9 million. We simultaneously entered into a lease of the equipment with the vendor. The lease is payable in monthly installments through December 2002.

  We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase as we grow our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

  We currently anticipate that our available cash resources at October 31, 2000 combined with the sale of the Notes to CMGI, as described above and our ability to obtain additional lease financing credit lines, will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next twelve months. However, we may need to raise additional funds in order to fund more rapid expansion, to fund our domestic and international
                                      11
expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

INFLATION

  We believe that our revenue and results from operations have not been significantly impacted by inflation.

Additional Risk Factors That May Affect Future Results:

  The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

  We have a history of operating losses and expect future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of October 31, 2000, we had an accumulated deficit of $115.73 million. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

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

  CMGI is a majority stockholder, and CMGI may have interests that conflict with the interests of our other stockholders. As of October 31, 2000, CMGI beneficially owned approximately 68.46% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

  A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 42% of our revenue in the quarter ended October 31, 2000 and approximately 50% of our revenue for the fiscal year ended July 31, 2000. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

  Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, certain equipment that is currently provided under leases executed or guaranteed by CMGI. Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under leases executed or guaranteed by CMGI prior to our October 1999 initial public offering. CMGI has not continued this practice, and accordingly, we or our customers will have to obtain this equipment for new leases and renewal of existing leases directly, on a stand alone basis. Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, leases for this equipment. We cannot assure you that it or its customers can do so on similar financial terms.

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

  If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sale, marketing and provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or rent select software applications from Internet application software vendors. The loss of our ability to continually obtain any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

  Our inability to scale our infrastructure or otherwise manage our anticipated growth and the related expansion of our operations could result in decreased revenue and continued operating losses. We have experienced rapid growth in our service offerings and our customer base. We were a Web site hosting provider with approximately 158 customers as of October 31, 1999. As of October 31, 2000, we were providing Web site and Internet application hosting and management services to 392 customers. In order to service our growing customer base, we will need to continue to improve and expand our network infrastructure. Our ability to continue to meet the needs of a substantial and growing number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

  In addition, between October 31, 1999 and October 31, 2000, we increased the number of our employees from 253 to 547. This growth has placed, and likely will continue to place, a significant strain on our financial, management, operational and other resources. To effectively manage our anticipated growth, we will be required to continue to enhance our operating and financial procedures and controls, to upgrade or replace our operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If we are unable to effectively manage our rapid growth, we could experience continued operating losses.

  Our customer base includes a significant number of businesses that face increased risk of loss of funding depending upon the availability of private and/or public funding. Many of our customers are small start-up Internet based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit Web site operations hosted by us. If this occurs, we could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

  You may experience dilution because our historical source of funding is expected to change, and other funding may not be available to us on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Upon completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, were converted into common stock. We may need to raise additional funds from time to time. In December 2000, we entered into an agreement to sell CMGI convertible notes with warrants for total proceeds of $80.0 million and completed a $10.9 million sale-leaseback transaction with an equipment vendor, and in June 2000 we completed a $30 million sale-leaseback transaction with a bank and a $50 million private placement sale of common stock to CMGI. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

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

  The market for our services in international territories is unproven, and as a result, the revenue generated by any future international operations may not be adequate to offset the expense of establishing and maintaining those operations. One component of our strategy is to expand into international markets. We cannot assure you that we will be able to market, sell and provide our services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any current or future international data center or other operations adequate to offset the expense of establishing and maintaining those international operations. Our present international strategy is based upon the creation of alliances with foreign telecommunications companies that own or operate data centers into which we intend to place our infrastructure and to service our current customers as well as the customers of those telecommunications companies desiring our services. In the event that we are unable to negotiate favorable agreements with or successfully market our services together with such telecommunications companies, our international strategy will be significantly impaired, curtailed or eliminated.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds

 (c) Recent Sales of Unregistered Securities

        On December 12, 2000, the Registrant sold to CMGI, Inc. for an aggregate offering price of $50,000,000 a 7.5% Convertible Subordinated Note due December 12, 2003 (the "Initial Note"). The Initial Note is convertible, according to its terms, by CMGI into the Registrant's common stock at a conversion price equal to 120% of the average closing price per share on the Nasdaq National Market on the five consecutive days ending on December 14, 2000 (the "Closing Price").

        On December 12, 2000, the Registrant granted CMGI effective December 15, 2000 (i) a warrant to purchase a number of shares of the Registrant's common stock equal to $12,000,000 divided by the Closing Price at an exercise price equal to 125% of the Closing Price; and (ii) a warrant to purchase a number of shares of the Registrant's common stock equal to $12,000,000 divided by the Closing Price at an exercise price equal to 150% of the Closing Price.

        No underwriters were involved in the foregoing sales of securities. These sales were made in reliance upon an exemption from registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in
Section 4(2) thereof relative to sales by an issuer not involving any public offering and Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits



  Exhibit
  Number    Exhibit
  -------   -------

  10.1 Waiver and Second Amendment to Lease Schedule No. 35076-00002 to Master Equipment Lease Agreement No. 35076, dated as of December 8, 2000, by and between the Registrant and Fleet Capital Corporation.

  10.2 Cash Collateral Agreement, dated as of December 11, 2000, by and between the Registrant and Fleet Capital Corporation.

  10.3 Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc.


  10.4 7.5% Convertible Subordinated Note due December 12, 2003 issued by the Registrant to CMGI, Inc., dated as of December 12, 2000.

  10.5 Form of 7.5% Convertible Subordinated Note due December 12, 2003, issued by the Registrant to CMGI, Inc.

  10.6 Form of Common Stock Warrant No. 1 issued by the Registrant to CMGI, Inc., dated as of December 15, 2000.

  10.7 Form of Common Stock Warrant No. 2 issued by the Registrant to CMGI, Inc., dated as of December 15, 2000.

  10.8 Amendment No.2 to the Investor Rights Agreement, dated as of October 27, 1999 and first amended on June 8, 2000, by and between the Registrant and CMGI, Inc.

  10.9 Subordination Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc.

  27        Financial Data Schedule.

 (b) Reports on Form 8-K

     None.

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            NAVISITE, INC.

Date: December 12, 2000
                                          By /s/ Kenneth W. Hale
                                            -----------------------------------
                                            Kenneth W. Hale
                                            Chief Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  Exhibit Index

  10.1 Waiver and Second Amendment to Lease Schedule No. 35076-00002 to Master Equipment Lease Agreement No. 35076, dated as of December 8, 2000, by and between the Registrant and Fleet Capital Corporation.

  10.2 Cash Collateral Agreement, dated as of December 11, 2000, by and between the Registrant and Fleet Capital Corporation.

  10.3 Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc.


  10.4 7.5% Convertible Subordinated Note due December 12, 2003 issued by the Registrant to CMGI, Inc., dated as of December 12, 2000.

  10.5 Form of 7.5% Convertible Subordinated Note due December 12, 2003, issued by the Registrant to CMGI, Inc.

  10.6 Form of Common Stock Warrant No. 1 issued by the Registrant to CMGI, Inc., dated as of December 15, 2000.

  10.7 Form of Common Stock Warrant No. 2 issued by the Registrant to CMGI, Inc., dated as of December 15, 2000.

  10.8 Amendment No.2 to the Investor Rights Agreement, dated as of October 27, 1999 and first amended on June 8, 2000, by and between the Registrant and CMGI, Inc.

  10.9 Subordination Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc.

  27        Financial Data Schedule.