Form 10-Q
period 2001-01-31
NAVISITE INC
filed 2001-03-19
CIK 1084750

================================================================================

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

             For the quarterly period ended January 31, 2001

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

As of March 13, 2001 there were 58,917,269 shares outstanding of the Registrant's common stock, par value $.01 per share.

================================================================================

                                NAVISITE, INC.

               Form 10-Q for the Quarter ended January 31, 2001

                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------
                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheets as of January 31, 2001
 and July 31, 2000..................................................      3

 Consolidated Statements of Operations for the three and six
 months ended January 31, 2001 and 2000 ............................      4

 Consolidated Statements of Cash Flows for the six months ended
 January 31, 2001 and 2000 .........................................      5

 Notes to Interim Consolidated Financial Statements.................      6

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations................................      9

Item 3. Quantitative and Qualitative Disclosures About
 Market Risk........................................................     21

          PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................     22

Item 2. Changes in Securities and Use of Proceeds...................     22

Item 3. Defaults Upon Senior Securities.............................     22

Item 4. Submission of Matters to a Vote of Security Holders.........     23

Item 5. Other Information...........................................     23

Item 6. Exhibits and Reports on Form 8-K............................     24

SIGNATURE...........................................................     25

EXHIBIT INDEX.......................................................     26

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value


                                                          January 31,  July 31,
                                                             2001       2000
                                                          ----------   --------
                                                          (unaudited)

    ASSETS
Current assets:
Cash and cash equivalents...............................  $  68,731   $ 77,947
Accounts receivable, less allowance for doubtful
 accounts of $4,068 and $1,219 at January 31, 2001 and
 July 31, 2000, respectively............................     16,824     14,025
Due from CMGI and affiliates............................      5,215      5,985
Prepaid expenses........................................      5,938      3,201
                                                          ---------   --------
  Total current assets..................................     96,708    101,158
                                                          ---------   --------
Property and equipment, net.............................     74,417     70,651
Other assets............................................      3,630      3,051
Goodwill, net of accumulated amortization of $527 and
$424 at January 31, 2001 and July 31, 2000,
respectively............................................        498        601
                                                          ---------   --------
Total assets............................................  $ 175,253   $175,461
                                                          =========   ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion..............  $      81   $  5,689
Due to CMGI.............................................      9,047      5,310
Accounts payable........................................     18,108     13,457
Accrued expenses and deferred revenue...................     21,819     27,776
Software vendor payable, current portion................        801        767
                                                          ---------   --------
   Total current liabilities............................     49,856     52,999
                                                          ---------   --------
Capital lease obligations, less current portion.........          -     23,999
Software vendor payable, less current portion...........        545        989
Convertible notes payable to CMGI, net..................     67,620          -
                                                          ---------   --------
Total liabilities.......................................    118,021     77,987
                                                          ---------   --------

Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
 authorized; No shares issued and
 outstanding............................................          -          -
Common stock, $.01 par value, 150,000 shares
 authorized; 58,777 and 58,364 shares issued and
 outstanding at January 31, 2001 and July 31, 2000,
 respectively...........................................        588        584
Deferred compensation...................................          -       (762)
Additional paid-in capital..............................    204,287    190,301
Accumulated deficit.....................................   (147,643)   (92,649)
                                                          ---------   --------
Total stockholders' equity..............................     57,232     97,474
                                                          ---------   --------
Total liabilities and stockholders' equity..............  $ 175,253   $175,461
                                                          =========   ========

See accompanying notes to interim unaudited consolidated financial statements.

                                NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                       Three months          Six months
                                           ended                ended
                                        January 31,          January 31,
                                    ------------------    ----------------
                                     2001        2000      2001      2000
                                    ------      ------    ------    ------
Revenue:
Revenue .......................... $ 17,004   $  3,997   $ 32,002   $  6,467
Revenue, related parties..........   10,694      5,173     21,732      8,569
                                   --------   --------   --------   --------
 Total revenue....................   27,698      9,170     53,734     15,036
Cost of revenue...................   33,770     12,322     65,827     21,391
                                   --------   --------   --------   --------
Gross margin......................   (6,072)    (3,152)   (12,093)    (6,355)
                                   --------   --------   --------   --------
Operating expenses:
Selling and marketing.............   11,163      5,264     19,292      9,070
General and administrative........    9,824      2,663     15,787      5,264
Product development...............    3,797      1,056      6,693      1,947
                                   --------   --------   --------   --------
 Total operating expenses.........   24,784      8,983     41,772     16,281
                                   --------   --------   --------   --------
Loss from operations .............  (30,856)   (12,135)   (53,865)   (22,636)
Other income (expense):
Interest income...................      819        756      1,693        839
Interest expense..................   (1,753)       (63)    (2,702)      (196)
Other.............................     (120)         -       (120)         -
                                   --------   --------   --------   --------
Net loss ......................... $(31,910   $(11,442)  $(54,994)  $(21,993)
                                   ========   ========   ========   ========

Basic and diluted net loss per
common share...................... $   (.54)  $   (.21)  $   (.94)  $   (.71)
                                   ========   ========   ========   ========
Basic and diluted weighted
average number of common
shares outstanding................   58,707     55,741     58,621     30,891
                                   ========   ========   ========   ========
Pro forma basic and diluted
net loss per share................                                  $   (.44)
                                                                    ========
Pro forma basic and diluted
weighted average number of
shares outstanding................                                    50,164
                                                                    ========


See accompanying notes to interim unaudited consolidated financial statements.

                                NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                Six months
                                                             ended January 31,
                                                             -----------------
                                                               2001      2000
                                                             -------   -------
Cash flows from operating activities:
 Net loss................................................... $(54,994)$ (21,993)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization............................    7,467     2,814
   Amortization of interest related to stock warrants issued
     with notes payable to CMGI.............................      538        --
   Loss on disposal of assets...............................      120        --
   Provision for bad debts..................................    5,177       283
   Amortization of deferred compensation....................    1,051        --
   Changes in operating assets and liabilities:
    Accounts receivable.....................................   (7,976)   (4,230)
    Due from CMGI and affiliates............................      770    (3,064)
    Prepaid expenses........................................   (2,737)     (403)
    Accounts payable........................................    4,651     3,447
    Due to CMGI.............................................    3,737    12,369
    Accrued expenses and deferred revenue...................   (8,957)    4,304
                                                             -------- ---------
      Net cash used in operating activities.................  (51,153)   (6,473)
                                                             -------- ---------
Cash flows from investing activities:
 Purchases of property and equipment........................  (22,134)  (35,453)
 Proceeds from sale of property and equipment...............   13,884         -
 Other assets...............................................     (579)   (2,620)
                                                             -------- ---------
      Net cash used in investing activities.................   (8,829)  (38,073)
                                                             -------- ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of issuance
  costs.....................................................       --    80,382
 Issuance of convertible notes payable to CMGI.............    80,000         -
 Repayment of note payable..................................       --    (1,000)
 Proceeds from exercise of stock options and ESPP...........      783        14
 Payments of capital lease obligations......................  (29,607)     (131)
 Payments of software vendor obligations....................     (410)     (317)
                                                             -------- ---------
      Net cash provided by financing activities.............   50,766    78,948
                                                             -------- ---------
Net (decrease) increase in cash.............................   (9,216)   34,402
Cash and cash equivalents, beginning of period..............   77,947     3,352
                                                             -------- ---------
Cash and cash equivalents, end of period.................... $ 68,731 $  37,754
                                                             ======== =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................... $  1,099 $     211
                                                             ======== =========

Supplemental Disclosure of Noncash Financing and Investing Activities:

  Amount ascribed to the issuance of stock warrants related to
       the convertible notes payable to CMGI                          $  12,918

  Software vendor obligations                                         $   3,000

See accompanying notes to interim unaudited consolidated financial statements.

                                NAVISITE, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               January 31, 2001

1. Basis of Presentation

   The accompanying consolidated financial statements have been prepared by NaviSite, Inc. ("NaviSite" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, which was filed with the Securities and Exchange Commission on October 30, 2000.

   The information furnished reflects all adjustments, which in the opinion of management, are of a normal reoccurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

3. Cash and Cash Equivalents

   Cash equivalents consist of a money market fund, which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

   On February 3, 2001, the Company renewed two letters of credit related to certain of our leased facilities. Under the terms of the letters of credit, the Company was required to maintain a restricted cash balance of approximately $5.0 million. This restricted balance was not required at January 31, 2001.

4. Property and Equipment

                                                    January 31,       July 31,
                                                       2001             2000
                                                    ----------      -----------
                                                           (In thousands)

      Office furniture and
        equipment......................             $    5,682      $     4,335
      Computer equipment...............                 18,100           21,558
      Software licenses................                 19,805           11,941
      Leasehold improvements...........                 33,016           42,101
      Leasehold improvements in
        progress.......................                 13,580               --
                                                    ----------      -----------
                                                        90,183           79,935
      Less: Accumulated
        depreciation and
        amortization...................                (15,766)          (9,284)
                                                    ----------      -----------
                                                    $   74,417      $    70,651
                                                    ==========      ===========

5. Net Loss Per Common Share

   Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the "as-if-converted" method for convertible preferred stock and convertible notes payable due to CMGI or the treasury stock method for options, unless such amounts are anti-dilutive.

   For the six and three months ended January 31, 2001, and three month period ended January 31, 2000, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the six months ended January 31, 2000, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into common stock using the "as-if-converted" method from the later of the date of issuance or beginning of the period, is presented. All amounts due to CMGI were converted to preferred stock, and all outstanding preferred stock was converted into 43,244,630 shares of common stock in connection with the closing of the Company's initial public offering. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted loss per share for the six months ended January 31, 2000:

 Numerator:
   Net loss...............................................     $ (21,993)
                                                               ==========
 Denominator:
   Basic weighted average number of common shares
   outstanding............................................         30,891
   Assumed conversion of amounts due to CMGI and
   preferred stock........................................         19,273
                                                               ----------
 Weighted average number of pro forma basic and diluted
   shares outstanding.....................................     $   50,164
                                                               ==========
 Pro forma basic and diluted net loss per share...........     $     (.44)
                                                               ==========

6. Leases

   In June 2000, the Company sold certain equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. The Company entered into a capital lease, (the "Capital Lease"), upon the leaseback of those assets. In January 2001, the Company paid-off the Capital Lease obligation for approximately $27.0 million.

During the second quarter of fiscal year 2001, the Company sold certain equipment in sale-leaseback transactions for a total of approximately $13.9 million. Simultaneously with the sales, the Company entered into operating leases for the equipment. The leases are payable in monthly installments of principal and interest totaling approximately $607,000 through December 31, 2002.

7. Convertible Notes

   On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement (the "Agreement") with CMGI, Inc. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50,000,000 (the "Initial Note") and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (the "Second Note") (collectively the "Notes"). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock at a conversion price of $5.535 per share. In connection with the Agreement, the Company granted to CMGI, effective December 15, 2000, two warrants to purchase 2,601,525 shares of NaviSite common stock for an aggregate amount of 5,203,050 shares of Navisite common stock. The exercise price for these warrants is $5.77 and $6.92 per share. These warrants are exercisable upon issuance and expire on December 15, 2005. The Company ascribed a fair value, using the Black-Scholes model, to the warrants of approximately $12.9 million and is amortizing this value over the life of the Notes as an additional component of interest expense.

   During the quarter ended January 31, 2001, the Company received gross proceeds of $80.0 million from the issuance of these Notes. The annual interest rate of these Notes is 7.5% payable quarterly in, at the Company's discretion, either cash or the Company's common stock. The principal amount of these Notes are due in full by December 12, 2003. See Note 6.

8. Stockholders' Equity

   During the six months ended January 31, 2001 the Company granted options to purchase 3,757,660 shares of the Company's common stock at exercise prices ranging from $2.0938 to $49.8125 per share. During the six months ended January 31, 2001, 312,468 options were exercised at prices ranging from $.01 to $7.00 per share.

9. New Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and SAB 101B, which expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 is effective to be adopted by the Company in its fourth quarter of fiscal 2001. Although we do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operations, the SEC recently released implementation guidance and we are in the process of analyzing the effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

   As of January 31, 2000, our corporate headquarters were located at 400 Minuteman Road, Andover, Massachusetts. Before this date, our corporate headquarters were shared with CMGI and several other CMGI affiliates. CMGI allocated rent, facility maintenance and service costs among these affiliates based upon headcount within each affiliate and within each department of each affiliate. Other services provided by CMGI to us included support for enterprise services, human resources and benefits and Internet marketing and business development. Management believes that costs approximate the fair value of the services received. Actual expenses could have varied had we been operating on a stand-alone basis. Costs are allocated to us on the basis of the fair market value for the facilities used and the services provided.

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

THREE-MONTH PERIOD ENDED JANUARY 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED JANUARY 31, 2000

Revenue

   Total revenue increased 202% to approximately $27.7 million for the three-month period ended January 31, 2001, from approximately $9.2 million for the same period in 2000. The increase in revenue is due primarily to an increase of approximately $19.8 million of revenue related to the number of new unaffiliated customers and additional business with both existing unaffiliated customers, and affiliated customers of CMGI and termination fees offset by a reduction of approximately $1.3 million of revenue related to lost customers. Revenue from unaffiliated customers increased to approximately $17.0 million or 61% of total revenue for the three-month period ended January 31, 2001, from approximately $4.0 million or 44% of total revenue for the same period in 2000. The number of unaffiliated customers increased 108% to 357 at January 31, 2001 from 172 as of January 31, 2000. We will continue to focus our efforts to expand our revenues with new unaffiliated customers over the near term. However, there can be no assurance that we will be successful.

Cost of Revenue

   Cost of revenue principally includes labor and headcount expenses, equipment and maintenance costs, bandwidth and connectivity charges and depreciation and lease expense from our data centers. Cost of revenue increased 174% to approximately $33.8 million for the three-month period ended January 31, 2001, from approximately $12.3 million for the same period in 2000. As a percentage of revenue, cost of revenue decreased to 122% for the three-month period ended January 31, 2001, from 134% for the same period in 2000. The dollar-value increase in the three-month period ended January 31, 2001 as compared to the same period in 2000 is due primarily to the costs associated with the increased investment in our existing data centers and an increase in labor expense. Management anticipates that our cost of revenue as an absolute dollar value will increase going forward. However, as a percentage of revenue, this percentage should continue to decrease beginning in our fiscal fourth quarter of 2001 as we continue to focus on our efforts to improve operational efficiencies and economies of scale and expand our revenue base. However, there can be no assurances that we will be successful.

Gross Margin

   The gross margin improved to approximately a negative (22%) of total revenue for the three-month period ended January 31, 2001, from approximately a negative (34%) of total revenue for the same period in 2000. The improvement in the gross margin for the three-months ended January 31, 2001, as compared to the same period in 2000 is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we make "up-front" fixed investments in both equipment and personnel. These costs are leveraged across our data centers We anticipate that our gross margins should continue to improve beginning in our fiscal fourth quarter of 2001, based on current estimates and expectations, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

Operating Expenses

   Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, product literature and agency fees. Selling and marketing expenses increased 112% to approximately $11.2 million for the three-month period ended January 31, 2001, from approximately $5.3 million for the same period in 2000. On a percentage of revenue basis, selling and marketing expenses decreased to 40% of total revenue for the three-months ended January 31, 2001 from 57% of total revenue for the same period in 2000. The increase in absolute dollars is due primarily to the continued development of our sales and marketing capability, in the form of increased headcount and marketing programs, and the increase of commission expense resulting from increased revenue levels. The reduction of sales and marketing expense as a percentage of revenue is a result of the scaling of the sales and marketing infrastructure over a larger customer base with low incremental customer costs. We anticipate that our selling and marketing expenses in the aggregate dollar amount will increase slightly. However, we also expect that this amount will decrease as a percentage of revenue as we expand our revenue base.

   General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resources, information technology, business development, administrative personnel, professional services and corporate overhead and bad debt expense. General and administrative expenses increased 269% to approximately $9.8 million for the three-month period ended January 31, 2001, from approximately $2.7 million for the same period in 2000. On a percentage of revenue basis, general and administrative expenses increased to 35% of total revenue for the three-months ended January 31, 2001 from 29% of total revenue for the same period in 2000. The increase in absolute dollars is due to an increase in the provision for doubtful accounts of $3.8 million and the costs of $3.8 million results from the hiring and increased infrastructure costs related to additional administrative and finance personnel to support our growing operations and offset by a reduction of $0.5 million in Y2K related expense.

   Our increased bad debt expense is related to the continuing evaluation of our customer base and the deterioration of the "Dot Com" market segment. Excluding this increase in our provision bad debt expense, the general and administrative expense for the three-month period ended January 31, 2001 would have decreased as a percentage of revenue, as compared to the same three-month period in 2000. We believe that our general and administrative costs will decrease as a percentage of revenue as we continue to expand our customer base.

   Product Development. Product development expenses consist mainly of salaries and related costs. Product development expenses increased 260% to approximately $3.8 million for the three-month period ended January 31, 2001, from approximately $1.1 million for the same period in 2000. This increase is due primarily to the costs associated with an increase in product development personnel as of January 31, 2001 to 59, from 26 employees for the same period in 2000 and the use of consultants. This growth in product development personnel reflects our increased service offerings and emphasis on application services. We anticipate that our product development cost will remain constant as an aggregate dollar amount as we continue to invest to expand our product offering and service. However, we expect that this amount will decrease as a percentage of revenue beginning in our fiscal fourth quarter of 2001 as we expand our revenue base.

Interest Income

   Interest income increased to approximately $819,000 for three-month period ended January 31, 2001, from approximately $756,000 for the same period in 2000. The increase is due primarily to the funds available for investment resulting from our various fiscal year 2001 financing activities, primarily from the sale of common stock, issuance of convertible notes and sale-leaseback transactions. We anticipate that this amount will remain constant through the quarter ended April 30, 2001 and thereafter decrease as our cash investments decrease in order to fund operations.

Interest Expense

   Interest expense increased to approximately $1.8 million for the three-month period ended January 31, 2001, from approximately $63,000 from the same period in 2000. This increase is due primarily to interest incurred on capital lease obligations, convertible notes payable to CMGI and the related amortization of warrants as a component of interest expense. We anticipate that interest expense will increase in the future due to our $80 million convertible notes payable to CMGI being outstanding for the entire period.

SIX-MONTH PERIOD ENDED JANUARY 31, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED JANUARY 31, 2000

Revenue

   Total revenue increased 257% to approximately $53.7 million for the six-month period ended January 31, 2001, from approximately $15.0 million for the same period in 2000. The increase in revenue is due to an increase of approximately $40.6 million revenue related to the number of new unaffiliated customers and additional business with both existing unaffiliated customers and affiliated customers of CMGI and termination fees offset by a reduction of approximately $1.9 million revenue related to lost customers. The related party revenue increased 154% while the unaffiliated revenue increased 395% over the same six-month period ended January 31, 2000. We will continue to focus our efforts to expand our business revenue with new unaffiliated customers over the near term.

Cost of Revenue

   Cost of revenue principally includes labor and headcount expenses, additional equipment, maintenance and facilities costs, increased bandwidth, connectivity charges and depreciation and lease expense from our lost customers. Cost of revenue increased 208% to approximately $65.8 million for the six-month period ended January 31, 2000, from approximately $21.4 million for the same period in 2000. As a percentage of revenue, cost of revenue decreased to 123% for the six-month period ended January 31, 2001, from 142% for the same period in 2000. The dollar-value increase for the six months ended January 31, 2001 is due primarily to the costs associated with increased investment in our existing and our new data centers in San Jose, California and Andover, Massachusetts and an increase in our labor expense. Management anticipates that our cost of revenue in absolute dollar value will increase going forward. However, as a percentage of revenue, this percentage should continue to decrease beginning in our fiscal fourth quarter of 2001 as we continue to focus on our efforts to improve our operational efficiencies and economies of scale and expand our revenue base. However, there can be no assurances that we will be successful.

Gross Margin

   The gross margin improved to approximately a negative (23%) of total revenue for the six-month period ended January 31, 2001, from approximately a negative (42%) of total revenue for the same period in 2000. The improvement in the gross margin for the six-months ended January 31, 2001, as compared to the same period in 2000 is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we makes "up-front" fixed investments in both equipment and personnel. We anticipate that our gross margins should continue to improve beginning in our fiscal fourth quarter of 2001, based on current estimates and expectations, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

Operating Expenses

   Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, product literature and agency fees. Selling and marketing expenses increased 113% to approximately $19.3 million for the six-month period ended January 31, 2001, from approximately $9.1 million for the same period in 2000. The increase in absolute dollars is due primarily to the continued development of our sales and marketing capability, in the form of increased headcount and marketing programs, and the increase of commission expense resulting from increased revenue levels. The reduction of sales and marketing expense as a percentage of revenue is a result of the scaling of the sales and marketing infrastructure over a larger customer base with low incremental customer costs. We believe that our selling and marketing expenses in the aggregate amount will increase slightly. However, this amount will decrease as a percentage of revenue as we expand our revenue base.

   General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services, and corporate overhead and bad debt expense. General and administration expenses increased 200% to approximately $15.8 million for the six-month period ended January 31, 2001, from approximately $5.3 million for the same period 2000. The increase in absolute dollars is due to an increase in the provision for doubtful accounts of $4.8 million and the cost of $7.0 million resulting from the hiring and increased infrastructure cost related to additional administrative and finance personnel to support our growing operations and, offset by a reduction of $1.3 million in Y2K related expenses.

   Our increased bad debt expense is related to the continuing evaluation of our customer base and the deterioration of the "Dot Com" market segment. Excluding this increase in our bad debt provision, the general and administrative expense for the six-month period ended January 31, 2001 would have decreased as a percentage of revenue, as compared to the same three-month period in 2000. We believe that our general and administrative costs will decrease as a percentage of revenue as we continue to expand our revenue base.

   Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 244% to approximately $6.7 million for the six-month period ended January 31, 2001, from approximately $1.9 million for the same period in 2000. This increase is due primarily to the costs associated with an increase in product development personnel as of January 31, 2001 to 59, from 26 employees at January 31, 2000. This growth in product development personnel reflects our increased service offerings and emphasis on application services. We anticipate that our product development cost will remain constant as an aggregate dollar amount as we continue to invest to expand our product offering and service. However, this amount will decrease as a percentage of revenue beginning in our fiscal fourth quarter of 2001 as we expand our revenue.

Interest Income

   The increase is due primarily to the funds available for investment resulting from our various fiscal year 2001 financing activities, primarily from the sale of common stock, issuance of convertible notes due to CMGI and sale-leaseback transaction. We anticipate that our average cash and cash equivalent balances will remain constant through the quarter ended April 30, 2001 and thereafter decrease as our cash investments decrease in order to fund future operations.

Interest Expense

   Interest expense increased to approximately $2.7 million for the six-month period ended January 31, 2001, from approximately $196,000 from the same period in 2000. This increase is due primarily to interest incurred on capital lease obligations, convertible notes due to CMGI and the related amortization of warrants as a component of interest expense. We anticipate that interest expense will increase in the future due to the Company's outstanding $80 million convertible notes payable to CMGI.

Liquidity and Capital Resources

   Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, preferred stock to strategic investors, and our initial public offering and related underwriters' over-allotment in November 1999.

   Net cash used for operating activities for the six-month period ended January 31, 2001 amounted to $51.1 million, resulting primarily from net operating losses, increases in accounts receivable and prepaid expenses, and decreases in accrued expenses and deferred revenue, which are partially offset by an increase in accounts payable and non-cash depreciation and amortization charges and increase an amounts due to CMGI. The available for collection days sales outstanding is approximately 47 for both the January 31, 2001 and 2000 periods. Available for collection days sales outstanding represents the weighted average number of days sales are outstanding based on the date that services rendered during the period are billed. We increased our provision for doubtful accounts to $4.0 million that resulted in an additional bad debt expense of $5.2 million for the six months ended January 31, 2001.

   Net cash used for investing activities for the six-month period ended January 31, 2001 amounted to $8.8 million. The net cash used in investing activities is the result of sale proceeds from the sale leaseback of $13.9 million less $22.1 million utilized to acquire property and equipment required to support the growth of the business and to expand data center infrastructure and $0.6 million used for the acquisition of other assets. We also acquired a software license for $3.0 million that we are required to pay for over eleven monthly installments beginning February 2001. We also purchased approximately $1.0 million of equipment during the quarter ended January 31, 2001 that we intend to sell under a sale-leaseback transaction during the quarter ended April 30, 2001.

   Net cash provided by financing activities for the six-month period ended January 31, 2001 amounted to $50.8 million, consisting primarily of $80.0 million in proceeds from the sale of convertible notes to CMGI offset by the scheduled pay-off and other payments of the capital lease for approximately $30.0 million.

   In June 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction ("the capital lease") to a bank for approximately $30.0 million. As discussed above, we repaid the remaining balance of the capital lease obligation totaling approximately $27.0 million. The pay-off of this capital lease will result in a net reduction in cash outflows for principal and interest payment of approximately $2.0 million per fiscal quarter, starting in the third quarter of fiscal year 2001.

   On December 12, 2000, we entered into a Note and Warrant Purchase Agreement ("the Agreement"), with CMGI. The Agreement provided for the sale of a subordinated, unsecured, convertible note in the principal amount of $50 million, ("the Initial Note"), and a subordinated, unsecured, convertible note in the principal amount of $30 million, (the "Second Note"). The Initial Note and the Second Note are collectively referred to as the Notes. The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock at a conversion price equal to 5.535, (the "Closing Price"). In connection with the Agreement, we granted CMGI, effective December 15, 2000, a warrant to purchase 2,601,626 shares of NaviSite common stock at $5.77 per share, and a warrant to purchase 2,601,626 shares of NaviSite common stock at $6.92 per share. The warrants are exercisable upon issuance and expire on December 15, 2005. We ascribed a fair value of $12.9 million to the warrants using the Black-Scholes model and are amortizing this fair value over the life of the Notes as an additional component of interest expense.

   During the quarter ended January 31, 2001 we received gross proceeds of $80 million from the issuance of the Notes. The annual interest rate on the notes is 7.5% payable quarterly in, at our discretion, either cash or Navisite common stock. The principal amount is due in full by December 12, 2003.

   On December 12, 2000, we sold certain equipment in a sale-leaseback transaction to an equipment vendor for approximately $13.9 million. We simultaneously entered into an operating lease of the equipment with the vendor. The lease is payable in monthly installments through December 2002.

   On February 3, 2001 we renewed a letter of credit for the lease on our facility at 400 Minuteman Road, Andover, Massachusetts. The terms of the letter of credit required a restricted cash balance in the amount of approximately 4.4 million. The restricted balance was not required at January 31, 2001.

   On February 3, 2001 we entered into a letter of credit for the lease on our San Diego, California location. The terms of the letter of credit require a restricted cash balance of approximately $555,000. The restricted cash balance was not required at January 31, 2001.

   We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase as we grow our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

   We currently anticipate that our available cash resources at January 31, 2001, combined with our ability to obtain additional lease financing credit lines, will be sufficient to meet our anticipated needs for working capital and capital expenditures over the next twelve months based on current estimates and expectations. However, we may need to raise additional funds in order to fund more rapid expansion, to fund our domestic and international expansion, to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

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

   We have a history of operating losses and expect future losses. There can be no assurance that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of January 31, 2001, we had an accumulated deficit of $147.6 million. We anticipate increased expenses as we continue to expand and improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next five fiscal quarters.

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

   CMGI is a majority stockholder, and CMGI may have interests that conflict with the interests of our other stockholders. As of January 31, 2001, CMGI beneficially owned approximately 76.21% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

   A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 38.6% of our revenue in the quarter ended January 31, 2001 and approximately 50% of our revenue for the fiscal year ended July 31, 2000. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

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

   Any interruptions in, or degradation of, private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers. Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and Internet applications. We utilize our direct private transit Internet connections to major backbone providers as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their backbones so that our private transit Internet connections operate effectively.

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

   Our inability to scale our infrastructure or otherwise manage our anticipated growth and the related expansion of our operations could result in decreased revenue and continued negative margins and operating losses. We have experienced rapid growth in our service offerings and our customer base. We were a Web site hosting provider with approximately 76 customers as of January 31, 2000. As of January 31, 2001, we are currently providing Web site and Internet application hosting and management services to 379 customers. In order to service our growing customer base, we will need to continue to improve and expand our network infrastructure. Our ability to continue to meet the needs of a substantial and growing number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

   In addition, between January 31, 2000 and January 31, 2001, we increased the number of our employees from 297 to 604. This growth has placed, and likely will continue to place, a significant strain on our financial, management, operational and other resources. To effectively manage our anticipated growth, we will be required to continue to enhance our operating and financial procedures and controls, to upgrade or replace our operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If we are unable to effectively manage our rapid growth, we could experience continued negative margins and operating losses.

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

   You may experience dilution because our historical source of funding is expected to change, and other funding may not be available to us on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Upon completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, were converted into common stock. We may need to raise additional funds from time to time. In December 2000, we entered into an agreement to sell CMGI convertible notes with warrants for total proceeds of $80.0 million and completed a $13.9 million sale-leaseback transaction with an equipment vendor, and in June 2000 we completed a $30 million sale-leaseback transaction with a bank and a $50 million private placement sale of common stock to CMGI. There is no assurance that we will be able to obtain additional financing on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

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

   The emergence and growth of a market for our Internet application services will be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet, by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the emergence and growth of the market for our Internet application services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

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

   We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management's attention and require us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation which could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. We invest our cash primarily in money market funds. An increase or decrease in interest rates would not significantly increase or decrease interest expense on capital lease obligations and our outstanding debt due to CMGI due to the fixed nature of such obligations. We do not currently have any significant foreign operations and thus are not exposed to foreign currency fluctuations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on December 20, 2000, the Company's stockholders approved the following:

                                       Total Vote For Each  Total Vote Withheld
                                           Director          From Each Director

(1)  To elect six members of the Board
of Directors of NaviSite to
serve for one-year terms.
Nominees:

Craig D. Goldman.......................     51,921,960             145,171
Andrew J. Hajducky, III................     50,981,802           1,085,329
James F. Moore, Ph.D...................     51,924,894             142,237
Stephen D.R. Moore.....................     51,924,494             142,637
Joel B. Rosen..........................     51,919,494             147,637
David S. Wetherell.....................     50,953,299           1,113,832

                                                                             BROKER
                                         FOR       AGAINST      ABSTAIN     NON-VOTE
(2) To approve an amendment
 increasing the maximum number of
 shares of common stock, par value
 $.01 per share, of NaviSite,
 subject to awards made under
 NaviSite's Amended and Restated
 1998 Equity Incentive
 Plan............................... 45,553,496    1,334,236      29,053     5,150,346

(3) To approve an amendment to
 allow for the monthly vesting of
 options granted under NaviSite's
 Amended and Restated 1998 Director
 Stock Option
 Plan............................... 51,772,963      264,458      29,710             0

(4) To approve the amendment and
 restatement of NaviSite's 1999
 Stock Option Plan for Non-Employee
 Directors to (i) permit the grant
 of annual options to all
 non-employee directors, and (ii)
 to provide for the monthly vesting
 of such annual options............. 51,669,712      365,237      32,182             0

(5) To approve an amendment
 increasing the number of shares of
 NaviSite's common stock reserved
 for issuance under NaviSite's 1999
 Employee Stock Purchase
 Plan............................... 46,803,054       89,941      23,790     5,150,346

(6) To ratify the appointment by
 the Board of Directors of KPMG LLP
 as the independent auditors of
 NaviSite for the fiscal year ended
 July 31, 2001...................... 52,018,472       29,881      18,778             0

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

Exhibit
Number         Exhibit

10.1 Common Stock Warrant No. 1, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc.

10.2 Common Stock Warrant No. 2, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc.

10.3 7.5% Convertible Subordinated Note due December 12, 2003, dated as of January 24, 2001, issued by the Registrant to CMGI, Inc.

10.4 Non-Competition Agreement, dated as of January 18, 2001, by and between the Registrant and John B. Muleta

10.5 Security Agreement and Assignment of Account, dated as of January 30, 2001, between the Registrant and Fleet National Bank.

10.6 Security Agreement and Assignment of Account, dated as of February 7, 2001, between the Registrant and Fleet National Bank.


    (b)  Reports on Form 8-K

         None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NAVISITE, INC.

Date: March 16, 2001

                                   By /s/ Kenneth W. Hale
                                   -----------------------------------
                                   Kenneth W. Hale
                                   Chief Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX


Exhibit
Number         Exhibit

10.1 Common Stock Warrant No. 1, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc.

10.2 Common Stock Warrant No. 2, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc.

10.3 7.5% Convertible Subordinated Note due December 12, 2003, dated as of January 24, 2001, issued by the Registrant to CMGI, Inc.

10.4 Non-Competition Agreement, dated as of January 18, 2001, by and between the Registrant and John B. Muleta.

10.5 Security Agreement and Assignment of Account, dated as of January 30, 2001, between the Registrant and Fleet National Bank.

10.6 Security Agreement and Assignment of Account, dated as of February 7, 2001, between the Registrant and Fleet National Bank.