Form 10-Q
period 2001-04-30
NAVISITE INC
filed 2001-06-14
CIK 1084750

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               -----------------
                                   FORM 10-Q
                               -----------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the quarterly period ended April 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                      For the transition period from   to

                        Commission file number: 0-27597


                              __________________

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

                              __________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 11, 2001 there were 60,016,050 shares outstanding of the Registrant's common stock, par value $.01 per share.

                                NAVISITE, INC.

                Form 10-Q for the Quarter ended April 30, 2001

                                     INDEX

                                                                                                Page
                                                                                                Number
                                    PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of April 30, 2001 and July 31, 2000.................       3

Consolidated Statements of Operations for the three and nine months ended
April 30, 2001 and 2000......................................................................       4

Consolidated Statements of Cash Flows for the nine months ended
April 30, 2001 and 2000......................................................................       5

Notes to Interim Consolidated Financial Statements...........................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
 Operations..................................................................................       9

Item 3. Quantitative and Qualitative Disclosures About
 Market Risk.................................................................................      21

                                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................................      21

Item 2. Changes in Securities and Use of Proceeds............................................      21

Item 3. Defaults Upon Senior Securities......................................................      21

Item 4. Submission of Matters to a Vote of Security Holders..................................      21

Item 5. Other Information....................................................................      21

Item 6. Exhibits and Reports on Form 8-K.....................................................      22

SIGNATURE....................................................................................      23

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

                                NAVISITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except par value)

                                                                               April 30,       July 31,
                                                                                 2001            2000
                                                                               ---------       ---------
         ASSETS
Current assets:
Cash and cash equivalents................................................      $  44,055       $  77,947
Accounts receivable, net.................................................         14,078          14,025
Due from CMGI and affiliates.............................................          3,637           5,985
Prepaid expenses and other current assets................................          2,746           3,201
                                                                               ---------       ---------
   Total current assets..................................................         64,516         101,158
                                                                               ---------       ---------
Property and equipment, net..............................................         72,985          70,651
Other assets.............................................................          3,637           3,051
Restricted cash..........................................................          4,955              --
Goodwill, net............................................................            446             601
                                                                               ---------       ---------
   Total assets..........................................................      $ 146,539       $ 175,461
                                                                               =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion...............................      $      62       $   5,689
Due to CMGI..............................................................         13,097           5,310
Accounts payable.........................................................         14,481          13,457
Accrued expenses and deferred revenue....................................         20,973          27,776
Software vendor payable, current portion.................................            819             767
                                                                               ---------       ---------
   Total current liabilities.............................................         49,432          52,999
                                                                               ---------       ---------
Capital lease obligations, less current portion..........................             --          23,999
Software vendor payable, less current portion............................            315             989
Convertible notes payable to CMGI, net...................................         68,696              --
                                                                               ---------       ---------
   Total liabilities.....................................................        118,443          77,987
                                                                               =========       =========
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares
   issued and outstanding................................................             --              --
Common stock, $.01 par value, 150,000 shares authorized; 59,020 and
   58,364 shares issued and outstanding at April 30, 2001 and July
   31, 2000, respectively................................................            590             584
Deferred compensation....................................................             --            (762)
Additional paid-in capital...............................................        204,474         190,301
Accumulated deficit......................................................       (176,968)        (92,649)
                                                                               ---------       ---------
Total stockholders' equity...............................................         28,096          97,474
                                                                               ---------       ---------
Total liabilities and stockholders' equity...............................      $ 146,539       $ 175,461
                                                                               =========       =========

      See accompanying notes to interim unaudited consolidated financial statements.

                                NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)


                                                         Three months               Nine months
                                                             ended                     ended
                                                           April 30,                 April 30,
                                                      --------------------    --------------------
                                                        2001        2000        2001        2000
                                                      --------    --------    --------    --------
Revenue:
Revenue.............................................  $ 17,313    $  6,757    $ 49,315    $ 13,224
Revenue, related parties............................     8,850       7,438      30,582      16,007
                                                      --------    --------    --------    --------
  Total revenue.....................................    26,163      14,195      79,897      29,231
Cost of revenue.....................................    32,945      20,161      98,772      41,552
                                                      --------    --------    --------    --------
Gross margin........................................    (6,782)     (5,966)    (18,875)    (12,321)
                                                      --------    --------    --------    --------
Operating expenses:
Selling and marketing...............................     7,954       6,310      27,246      15,380
General and administrative..........................     8,516       3,131      24,303       8,395
Product development.................................     4,143       1,357      10,836       3,304
                                                      --------    --------    --------    --------
  Total operating expenses..........................    20,613      10,798      62,385      27,079
                                                      --------    --------    --------    --------
Loss from operations................................   (27,395)    (16,764)    (81,260)    (39,400)
Other income (expense):
Interest income.....................................       679         382       2,372       1,221
Interest expense....................................    (2,603)        (48)     (5,305)       (244)
Other...............................................        (6)         --        (126)         --
                                                      --------    --------    --------    --------
Net loss............................................  $(29,325)   $(16,430)   $(84,319)   $(38,423)
                                                      ========    ========    ========    ========
Basic and diluted net loss per common share.........  $   (.50)   $   (.29)   $  (1.44)   $   (.98)
                                                      ========    ========    ========    ========
Basic and diluted weighted average number of common
shares outstanding..................................    58,914      56,304      58,717      39,202
                                                      ========    ========    ========    ========
Pro forma basic and diluted net loss per share......                                      $   (.73)
Pro forma basic and diluted weighted average number                                       ========
of shares outstanding...............................                                        52,371
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

                                NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                              Nine months
                                                                                            ended April 30,
                                                                                         --------------------
                                                                                           2001        2000
                                                                                         --------    --------
Cash flows from operating activities:
  Net loss.............................................................................  $(84,319)   $(38,423)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................................    11,435       5,899
  Amortization of interest related to stock warrants issued with notes payable to
    CMGI...............................................................................     1,614          --
  Amortization of deferred compensation................................................     1,051         663
  Loss on disposal of assets...........................................................       120          --
  Provision for bad debts..............................................................     8,127         481
  Changes in operating assets and liabilities:
    Accounts receivable................................................................    (8,180)     (6,628)
    Due from CMGI and affiliates.......................................................     2,348      (5,660)
    Prepaid expenses and other current assets..........................................       455        (960)
    Accounts payable...................................................................     1,848       8,462
    Due to CMGI........................................................................     7,787      12,898
    Accrued expenses and deferred revenue..............................................    (9,803)      5,799
                                                                                         --------    --------
      Net cash used in operating activities............................................   (67,517)    (17,469)
                                                                                         --------    --------
Cash flows from investing activities:
  Net cash acquired in acquisition.....................................................        --           6
  Purchases of property and equipment..................................................   (24,618)    (44,804)
  Restricted cash......................................................................    (4,955)         --
  Proceeds from sale of property and equipment.........................................    13,884          --
  Increase in other assets.............................................................      (586)     (2,610)
                                                                                         --------    --------
      Net cash used in investing activities............................................   (16,275)    (47,408)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs........................        --      80,382
  Issuance of convertible notes payable to CMGI........................................    80,000          --
  Repayment of note payable............................................................        --      (1,000)
  Proceeds from exercise of stock options and Employee Stock Purchase Plan ............       972         356
  Payments of capital lease obligations................................................   (29,626)       (176)
  Payments of software vendor obligations..............................................    (1,446)       (510)
                                                                                         --------    --------
      Net cash provided by financing activities........................................    49,900      79,052
                                                                                         --------    --------
  Net (decrease) increase in cash......................................................   (33,892)     14,175
  Cash and cash equivalents, beginning of period.......................................    77,947       3,352
                                                                                         --------    --------
  Cash and cash equivalents, end of period.............................................  $ 44,055    $ 17,527
                                                                                         ========    ========

  Supplemental disclosure of cash flow information:
      Cash paid during the period for interest.........................................  $     30    $    274
                                                                                         ========    ========
  Supplemental disclosure of noncash financing and investing activities:
      Amount ascribed to the issuance of stock warrants and related to the convertible
        notes payable to CMGI                                                            $ 12,918    $     --
                                                                                         ========    ========
      Software vendor obligations                                                        $  3,000    $     --
                                                                                         ========    ========


           See accompanying notes to interim unaudited consolidated
                             financial statements.

                                NAVISITE, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                April 30, 2001

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by NaviSite, Inc. ("NaviSite" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, which was filed with the SEC on October 30, 2000.

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

         The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         On February 3, 2001, the Company renewed two letters of credit related to certain of its leased facilities. Under the terms of the letters of credit, the Company was required to pledge approximately $5.0 million in cash, which is reflected as restricted cash on the accompanying balance sheet at April 30, 2001.

4. Property and Equipment

                                                                     April 30,      July 31,
                                                                       2001           2000
                                                                     ---------      --------
                                                                           (In thousands)
Office furniture and equipment..................................     $      5,780    $    4,335
Computer equipment..............................................           19,064        21,558
Software licenses...............................................           19,916        11,941
Leasehold improvements..........................................           33,655        42,101
Leasehold improvements in progress..............................           14,179            --
                                                                     ------------    ----------
                                                                           92,594        79,935

Less:  Accumulated depreciation and amortization                          (19,609)       (9,284)
                                                                     ------------    ----------
                                                                     $     72,985    $   70,651
                                                                     ============    ==========

5.       Net Loss Per Common Share

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the "as-if-converted" method for convertible preferred stock and convertible notes payable due to CMGI, Inc. ("CMGI") or the treasury stock method for options and warrants, unless such amounts are anti-dilutive.

         For the three and nine months ended April 30, 2001 and three months ended April 30, 2000, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the nine months ended April 30, 2000, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into common stock using the "as-if-converted" method from the later of the date of issuance or beginning of the period, is presented. All amounts due to CMGI were converted to preferred stock, and all outstanding preferred stock was converted into 43,244,630 shares of common stock in connection with the closing of the Company's initial public offering. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted loss per share for the nine months ended April 30, 2000:

Numerator:
   Net loss....................................................................   $      (38,423)
                                                                                  ==============
Denominator:
   Basic weighted average number of common shares outstanding..................           39,202
   Assumed conversion of amounts due to CMGI and preferred stock...............           13,169
                                                                                  --------------
   Weighted average number of pro forma basic and diluted shares outstanding...   $       52,371
                                                                                  ==============
   Pro forma basic and diluted net loss per share..............................   $         (.73)
                                                                                  ==============

6.       Leases

         In June 2000, the Company sold certain equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. The Company entered into a capital lease (the "Capital Lease") for the leaseback of those assets. In January 2001, the Company paid-off the Capital Lease obligation for approximately $27.0 million.

         During the second quarter of fiscal year 2001, the Company sold certain equipment in sale-leaseback transactions for a total of approximately $13.9 million. Simultaneously with the sales, the Company entered into operating leases for the equipment. The leases are payable in monthly installments of principal and interest totaling approximately $607,000 through December 31, 2002.

7.       Convertible Notes

         On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement (the "Agreement") with CMGI. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50,000,000 and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (collectively, the "Notes"). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock, $.01 par value per share ("Common Stock"), at a conversion price of $5.535 per share. In connection with the Agreement, the Company granted to CMGI, effective December 15, 2000, two warrants to purchase 2,601,525 shares of Common Stock, for an total of 5,203,050 shares of Common Stock. The exercise price for each warrant is $5.77 and $6.92 per share, respectively. These warrants are exercisable upon issuance and expire on December 15, 2005. The Company ascribed a fair value, using the Black-Scholes method, to the warrants of approximately $12.9 million and is amortizing this value over the life of the Notes as an additional component of interest expense.

         During the quarter ended January 31, 2001, the Company received gross proceeds of $80.0 million from the issuance of the Notes. The annual interest rate of the Notes is 7.5% payable quarterly in, at the Company's discretion, either cash or Common Stock. During the fourth quarter of fiscal 2001, the Company paid CMGI interest accrued on the Notes through the date of payment in the amount of $2,104,530. The Company elected to make this payment in the form of 960,631 shares of Common Stock. The principal amount of the Notes is due in full by December 12, 2003.

8.       Stockholders' Equity

         During the nine months ended April 30, 2001, the Company granted options to purchase 7,217,635 shares of Common Stock at exercise prices ranging from $1.03 to $49.81 per share. During the nine months ended April 30, 2001, 468,736 options were exercised at prices ranging from $.01 to $7.00 per share. During the nine months ended April 30, 2001, 1,917,474 options were cancelled at prices ranging from $.03 to $153.75 per share.

9.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was amended by SFAS 138 in June 2000. SFAS 133 and SFAS 138 will require the Company to record all derivatives on the balance sheet at fair value. The Company adopted these statements on August 1, 2000. Since the Company does not have any derivative financial instruments and does not engage in hedging activities, the adoption of SFAS 133 and SFAS 138 had no impact on the consolidated financial statements.

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and SAB 101B, which expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 will be adopted by the Company in its fourth quarter of fiscal 2001. Although we do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operations, the SEC has released implementation guidance and we are in the process of analyzing the effect.

10.      Subsequent Event

         On June 11, 2001, CMGI provided the Company with a $30 million funding commitment through the end of fiscal 2002 in the event that the Company requires additional funding. CMGI's funding commitment is subject to certain conditions, such as the negotiation of a mutually acceptable funding vehicle, the Company's financial condition and prospects (including the Company's prospects of achieving profitability or being sold), the financial condition of CMGI and its affiliates, the then prevailing market conditions and the approval of the respective boards of directors of the Company and CMGI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

         We provide outsourced Web hosting and managed application services for companies conducting business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. We believe that we are one of only a relatively small number of companies that combine a highly scalable and developed infrastructure with experience, intellectual property, skill sets, processes and procedures for delivering managed hosting services. The cost for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

         Since January 31, 2000, our corporate headquarters has been located at 400 Minuteman Road, Andover, Massachusetts. Before this date, our corporate headquarters were shared with CMGI and several other CMGI affiliates. CMGI allocated rent, facility maintenance and service costs among these affiliates based upon headcount within each affiliate and within each department of each affiliate. Other services provided by CMGI to us included support for enterprise services, human resources and benefits and Internet marketing and business development. Management believes that costs approximate the fair value of the services received. Actual expenses could have varied had we been operating on a stand-alone basis. Costs are allocated to us on the basis of the fair market value for the facilities used and the services provided. We operate two data centers in California and two data centers in Andover, Massachusetts.

         On March 14, 2001, we announced that we had been approached by companies interested in strategic investments or acquisitions and that we engaged the investment banking firm of Goldman, Sachs & Co. to assist us in exploring acquisition and other strategic alternatives. While this process and relationship is ongoing and productive, no assurances can be given that any such transaction will occur.

         We derive our revenue primarily from managed hosting services, but within that framework, from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, a range of bandwidth services, Content Distribution Network services, advanced back-up options, managed storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, network and application load balancing, system security, and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including scalability testing, streaming services for managed hosting customers, databases and transaction processing services. We also derive revenue from related consulting and other professional services, and from providing a full suite of streaming services for the production, management, reporting, and tracking of live and on-demand web events. Revenue also includes income from the rental of equipment to customers, termination fees and one-time installation fees. Revenue is recognized in the period in which the services are performed and installation fees are recognized in the period of installation. Our contracts generally are a one to three year commitment.

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

THREE-MONTH PERIOD ENDED APRIL 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED APRIL 30, 2000

Revenue

         Total revenue increased 84% to approximately $26.2 million for the three-month period ended April 30, 2001, from approximately $14.2 million for the same period in 2000. The increase in revenue is due primarily to an increase of approximately $12.7 million of revenue related to the 28 new unaffiliated customers in the quarter and additional business with both existing unaffiliated customers, affiliated customers of CMGI and termination fees totaling $841,000, offset by a reduction of approximately $1.5 million of revenue related to lost customers. Revenue from unaffiliated customers increased to approximately $17.3 million or 66% of total revenue for the three-month period ended April 30, 2001, from approximately $6.8 million or 48% of total revenue for the same period in 2000. The number of unaffiliated customers increased 27% to 327 at April 30, 2001 from 258 as of April 30, 2000. We will continue to focus our efforts to expand our revenues with new unaffiliated enterprise customers over the near term. However, there can be no assurance that we will be successful or that the industry trend towards outsourcing IT functions and Web hosting applications will increase in the future.

Cost of Revenue

         Cost of revenue principally includes labor and headcount expenses, equipment and maintenance costs, bandwidth and connectivity charges, and depreciation and lease expense from our data centers. Cost of revenue increased 63% to approximately $32.9 million for the three-month period ended April 30, 2001, from approximately $20.2 million for the same period in 2000. As a percentage of revenue, cost of revenue decreased to 126% for the three-month period ended April 30, 2001, from 142% for the same period in 2000. The dollar-value increase in the three-month period ended April 30, 2001 as compared to the same period in 2000 is due primarily to the costs associated with the increased investment in our existing data centers and an increase in labor expense. Management anticipates, barring unforeseen circumstances, that our cost of revenue as a percentage of revenue will continue to decrease beginning in our fourth quarter of fiscal 2001 as we continue to focus on our efforts to improve operational efficiencies and economies of scale and expand our revenue base. However, there can be no assurances that we will be successful.

Gross Margin

         Gross margin improved to approximately a negative (26%) of total revenue for the three-month period ended April 30, 2001, from approximately a negative (42%) of total revenue for the same period in 2000. The improvement in the gross margin for the three-months ended April 30, 2001, as compared to the same period in 2000 is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we make "up-front" fixed investments in both equipment and personnel. These costs are leveraged across our data centers. We anticipate that our gross margins should continue to improve, based on current estimates and expectations and barring unforeseen circumstances, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

Operating Expenses

         Selling and Marketing. Selling and marketing expenses primarily include salaries and commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, website development and support, market research, product literature, alliance program development, alliance co-marketing and agency fees. Selling and marketing expenses increased 26% to approximately $8.0 million for the three-month period ended April 30, 2001, from approximately $6.3 million for the same period in 2000. On a percentage of revenue basis, selling and marketing expenses decreased to 30% of total revenue for the three-months ended April 30, 2001 from 44% of total revenue for the same period in 2000. The increase in absolute dollars is due primarily to the continued development of our sales and marketing capability, in the form of increased headcount and marketing programs, and the increase of commission expense resulting from increased revenue levels. The reduction of sales and marketing expense as a percentage of revenue is a result of the scaling of the sales and marketing infrastructure over a larger customer base with low incremental customer costs. We plan to decrease our selling and marketing expenses in the aggregate dollar amount in the near future. We also expect that this amount will decrease as a percentage of revenue with an expanded revenue base.

         General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resources, information technology, business development, administrative personnel, professional services, and corporate overhead and bad debt expense. General and administrative expenses increased 172% to approximately $8.5 million for the three-month period ended April 30, 2001, from approximately $3.1 million for the same period in 2000. On a percentage of revenue basis, general and administrative expenses increased to 33% of total revenue for the three-months ended April 30, 2001 from 22% of total revenue for the same period in 2000. The increase in absolute dollars is due to an increase in the provision for doubtful accounts of $2.6 million and the costs of $2.8 million resulting from the hiring and increased infrastructure costs related to additional administrative and finance personnel to support our growing operations.

         Our increased bad debt expense is related to our continuing evaluation of our customer base and the inability of our "Dot Com" customer base to secure additional financing. Excluding $3.0 million recorded in our provision for bad debt expense for the three months ended April 30, 2001, general and administrative expense for this period would have decreased from 33% to 21% as a percentage of revenue as compared to 22% for the same three-month period in 2000. We intend, barring unforeseen circumstances, to decrease general and administrative costs as a percentage of revenue as we plan to continue to expand our customer base.

         Product Development. Product development expenses consist mainly of salaries and related development costs. Product development expenses increased 205% to approximately $4.1 million for the three-month period ended April 30, 2001, from approximately $1.4 million for the same period in 2000. This increase is due primarily to the costs associated with an increase in product development personnel from 34 to 73 as of April 30, 2000 and April 30, 2001, respectively, and the use of consultants in this quarter. This growth in product development personnel reflects our efforts to increase service offerings and our emphasis on application services. We anticipate, barring unforeseen circumstances, that our product development cost will remain constant as an aggregate dollar amount as we continue to invest in the expansion of our product offerings and services. However, we plan that this amount will decrease as a percentage of revenue beginning in our fourth quarter of fiscal 2001.

Interest Income

         Interest income increased to approximately $679,000 for the three-month period ended April 30, 2001, from approximately $382,000 for the same period in 2000. The increase is due primarily to the amount of funds available for investment resulting from our various fiscal year 2001 financing activities, mostly from the sale of common stock, issuance of convertible notes and sale-leaseback transactions. We anticipate that this amount will decrease in the future as cash invested decreases in order to fund operations.

Interest Expense

         Interest expense increased to approximately $2.6 million for the three-month period ended April 30, 2001, from approximately $48,000 from the same period in 2000. This increase is due primarily to interest incurred on capital lease obligations, convertible notes payable to CMGI and the related amortization of warrants as a component of interest expense. We anticipate interest expense will remain constant in the near term related to the Company's outstanding $80 million convertible notes.

NINE-MONTH PERIOD ENDED APRIL 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED APRIL 30, 2000

Revenue

         Total revenue increased 173% to approximately $79.9 million for the nine-month period ended April 30, 2001, from approximately $29.2 million for the same period in 2000. The increase in revenue is due to an increase of approximately $51.9 million revenue related to the 109 new unaffiliated customers and additional business with both existing unaffiliated customers and affiliated customers plus termination fees totaling $2.2 million, offset by a reduction of approximately $3.4 million in revenue related to customer terminations. Related party revenue increased 91% while the unaffiliated revenue increased 273% over the same nine-month period ended April 30, 2000. We will continue to focus our efforts to expand our business revenue with new unaffiliated enterprise customers in the near term. However, there can be no assurance that we will be successful or that the industry trend towards outsourcing IT functions and web hosting applications will increase in the future.

Cost of Revenue

         Cost of revenue principally includes labor and headcount expenses, additional equipment, maintenance and facilities costs, increased bandwidth, connectivity charges, and depreciation and lease expense from terminated customers. Cost of revenue increased 138% to approximately $98.8 million for the nine-month period ended April 30, 2001, from approximately $41.6 million for the same period in 2000. As a percentage of revenue, cost of revenue decreased to 124% for the nine-month period ended April 30, 2001, from 142% for the same period in 2000. The dollar increase for the nine-months ended April 30, 2001 is due primarily to the costs associated with increased investment in our existing and our new data centers in San Jose, California and Andover, Massachusetts and an increase in our labor expense. Management anticipates, barring unforeseen circumstances, that our cost of revenue as a percentage of revenue will continue to decrease while we continue to focus on our efforts to improve operational efficiencies and economies of scale and expand our revenue base. However, there can be no assurances that this will be successful.

Gross Margin

         Gross margin improved to approximately a negative (24%) of total revenue for the nine-month period ended April 30, 2001, up from approximately a negative (42%) of total revenue for the same period in 2000. The improvement in the gross margin for the nine-months ended April 30, 2001, as compared to the same period in 2000, is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we make "up-front" fixed investments in both equipment and personnel. We anticipate that our gross margins should continue to improve, barring unforeseen circumstances, based on current estimates and expectations, as our occupancy rate increases and we achieve increased operational efficiencies and economies of scale.

Operating Expenses

         Selling and Marketing. Selling and marketing expenses primarily include salaries, commissions and expenses for marketing programs, including advertising, events, sponsorships, direct marketing, website development and support, market research, product literature, alliance program development, alliance co-marketing and agency fees. Selling and marketing expenses increased 77% to approximately $27.2 million for the nine-month period ended April 30, 2001, from approximately $15.4 million for the same period in 2000. On a percentage of revenue basis, selling and marketing expenses decreased to 34% of total revenue for the nine-months ended April 30, 2001 from 53% of total revenue for the same period in 2000. The increase in absolute dollars is due primarily to the continued development of our sales and marketing capability, in the form of increased headcount and marketing programs, and the increase of commission expense resulting from increased revenue levels. The reduction of sales and marketing expense as a percentage of revenue is a result of the scaling of the sales and marketing infrastructure over a larger customer base with low incremental customer costs. We plan to decrease selling and marketing expenses in the aggregate in the future. We also expect that this amount, barring unforeseen circumstances, will decrease as a percentage of revenue with an expanded revenue base.

         General and Administrative. General and administrative expenses primarily include the costs of financial, leasing, human resource, information technology, business development and administrative personnel, professional services, and corporate overhead and bad debt expense. General and administration expenses increased 189% to approximately $24.3 million for the nine-month period ended April 30, 2001, from approximately $8.4 million for the same period 2000. On a percentage of revenue basis, general and administrative expenses increased to 30% of total revenue for the nine-months ended April 30, 2001 from 29% of total revenue for the same period in 2000. The increase in absolute dollars is due to an increase in the provision for doubtful accounts of $7.6 million and the cost of $9.6 million resulting from the hiring and increased infrastructure costs related to additional administrative and finance personnel to support our growing operations, offset by a reduction of $1.3 million in Y2K related expenses incurred during the same period last year.

         Our increased bad debt expense is related to our continuing evaluation of our customer base and the inability of our "Dot Com" customer base to secure additional financing. Excluding $8.1 million recorded in our provision for bad debt expense for the nine months ending April 30, 2001, general and administrative expense for this period would have decreased from 30% to 20% as a percentage of revenue, as compared to 29% for the same nine-month period in 2000. We intend, barring unforeseen circumstances, to decrease general and administrative costs as a percentage of revenue as we continue to expand our revenue base.

         Product Development. Product development expenses consist primarily of salaries and related development costs. Product development expenses increased 228% to approximately $10.8 million for the nine-month period ended April 30, 2001, from approximately $3.3 million for the same period in 2000. This increase is due primarily to the costs associated with an increase in product development personnel from 34 to 73 as of April 30, 2000 and April 30, 2001, respectively, and the use of consultants in the third quarter of fiscal 2001. This growth in product development personnel reflects our efforts to increase service offerings and our emphasis on application services. We anticipate, barring unforeseen circumstances, that our product development cost will remain constant as an aggregate dollar amount as we continue to invest to expand our product offerings and services. However, we expect that this amount will decrease as a percentage of revenue beginning in our fourth quarter of fiscal 2001 as we continue to expand our revenue base.

Interest Income

         Interest income increased to approximately $2.4 million for the nine-month period ended April 30, 2001, from approximately $1.2 million for the same period in 2000. The increase is due primarily to the amount of funds available for investment resulting from our various fiscal year 2001 financing activities, mostly from the sale of common stock, issuance of convertible notes due to CMGI and sale-leaseback transactions. We anticipate that our average cash and cash equivalent balances will decrease in the future as cash invested decreases in order to fund future operations.

Interest Expense

         Interest expense increased to approximately $5.3 million for the nine-month period ended April 30, 2001, from approximately $244,000 from the same period in 2000. This increase is due primarily to interest incurred on capital lease obligations, convertible notes due to CMGI and the related amortization of warrants as a component of interest expense. We anticipate that interest expense will remain constant in the near term due to our outstanding $80 million convertible notes due in December 2003.

Liquidity and Capital Resources

         Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, preferred stock to strategic investors, and our initial public offering and related underwriters' over-allotment in November 1999.

         Net cash used in operating activities for the nine-month period ended April 30, 2001 amounted to $67.5 million, resulting primarily from net operating losses, increases in accounts receivable and decreases in accrued expenses and deferred revenue, which are partially offset by increases in accounts payable, decreases in amounts due from CMGI and CMGI affiliates, non-cash depreciation, amortization and provision for bad debts charges and an increase in amounts due to CMGI. Our bad debt expense totaled $8.1 million for the nine-months ended April 30, 2001.

         Net cash used in investing activities for the nine-month period ended April 30, 2001 amounted to $16.3 million. The net cash used in investing activities is the result of sale proceeds from the sale-leaseback of $13.9 million less $24.6 million utilized to acquire property and equipment required to support the growth of the business and to expand data center infrastructure, and approximately $5.0 million of restricted cash pursuant to letters of credit on certain leased facilities and an increase in other assets of approximately $600,000. We also acquired a software license for $3.0 million that we are required to pay for over 11 monthly installments beginning February 2001. We also purchased approximately $1.5 million of equipment during the three-months ended April 30, 2001 that we intend to sell under a sale-leaseback transaction in the future.

         Net cash provided by financing activities for the nine-month period ended April 30, 2001 amounted to $49.9 million, consisting primarily of $80.0 million in proceeds from the sale of convertible notes payable to CMGI and $1.0 million in proceeds from the exercise of stock options and amounts received from payments relating to purchases under our Employee Stock Purchase Plan, offset by the prepayment of the $27.0 million capital lease obligation (as defined below) and scheduled payments on other obligations totaling approximately $4.1 million.

         In June 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction (referred to as the capital lease) to a bank for approximately $30.0 million.
As discussed above, we repaid the remaining balance of the capital lease obligation totaling approximately $27.0 million. The pay-off of this capital lease will result in a net reduction in cash outflows for principal and interest payments of approximately $2.0 million per fiscal quarter, starting in the third quarter of fiscal year 2001.

         During the quarter ended January 31, 2001, we entered into a Note and Warrant Purchase Agreement (referred to as the Agreement) with CMGI. The Agreement provided for the sale of a subordinated, unsecured, convertible note in the principal amount of $50 million and a subordinated, unsecured, convertible note in the principal amount of $30 million (collectively referred to as the Notes). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into our common stock at a conversion price equal to $5.535 per share. We received gross proceeds of $80 million from the issuance of the Notes. The annual interest rate on the notes is 7.5% payable quarterly in, at our discretion, either cash or our common stock. The principal amount is due in full by December 12, 2003. In connection with the Agreement, we granted CMGI, effective December 15, 2000, a warrant to purchase 2,601,626 shares of our common stock at $5.77 per share, and a warrant to purchase 2,601,626 shares of our common stock at $6.92 per share. The warrants are exercisable upon issuance and expire on December 15, 2005. We ascribed a fair value of $12.9 million to the warrants using the Black-Scholes model and are amortizing this fair value over the life of the Notes as an additional component of interest expense.

         On December 12, 2000, we sold certain equipment in a sale-leaseback transaction to an equipment vendor for approximately $13.9 million. We simultaneously entered into an operating lease of the equipment with the vendor. The lease is payable in monthly installments through December 2002.

         On February 3, 2001, we renewed a letter of credit for the lease of our Andover, Massachusetts facility. The terms of the letter of credit require a pledge of approximately $4.4 million, which is reflected on the balance sheet as restricted cash at April 30, 2001.

         On February 3, 2001, we entered into a letter of credit for the lease of our San Diego, California facility. The terms of the letter of credit require a pledge of approximately $555,000, which is also reflected on the balance sheet as restricted cash at April 30, 2001.

         We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase as we grow our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

         We currently anticipate that, barring unforeseen circumstances, our available cash resources at April 30, 2001, combined with our ability to obtain additional lease financing credit lines and other strategic financings as well as our ability to implement and achieve necessary cost reductions and operational efficiencies will be sufficient to meet our currently anticipated needs for working capital and capital expenditures over the next 12 months based on current estimates and expectations. We may need to raise additional funds in order to fund our operating losses and expansion, to fund our domestic and international expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. On June 11, 2001, CMGI provided us with a $30 million funding commitment through the end of fiscal 2002 in the event that we require additional funding. CMGI's funding commitment is subject to certain conditions, such as the negotiation of a mutually acceptable funding vehicle, our financial condition and prospects (including our prospects of achieving profitability or being sold), the financial condition of CMGI and its affiliates, the then prevailing market conditions and the approval of our respective boards of directors. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity, debt or other financing vehicles. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

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

         We have a history of operating losses and expect future losses. There can be no assurance that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of April 30, 2001, we had an accumulated deficit of $177.0 million. While we are focused on decreasing expenses, we continue to incur additional expenses to expand and improve our infrastructure, introduce new services, enhance our application management expertise, expand internationally and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next four fiscal quarters.

         Fluctuations in our quarterly operating results may negatively impact our stock price. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: continued market demand and acceptance for our Web site and Internet application hosting and management services; our ability to develop, market and introduce new services on a timely basis; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would likely fall.

         CMGI is a majority stockholder, and CMGI may have interests that conflict with the interests of our other stockholders. As of April 30, 2001, CMGI beneficially owned approximately 76.21% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

          A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI's affiliates. CMGI and CMGI's affiliates accounted for approximately 33.8% of our total revenue in the quarter ended April 30, 2001 and approximately 50% of our revenue for the fiscal year ended July 31, 2000. We cannot assure you that revenues generated by CMGI and CMGI's affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI's affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

          Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, certain equipment that is currently provided under leases executed or guaranteed by CMGI. Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under leases executed or guaranteed by CMGI prior to our October 1999 initial public offering. CMGI has not continued this practice, and accordingly, we or our customers will have to obtain this equipment with new leases and renew existing leases directly, on a stand alone basis. Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, leases for this equipment. We cannot assure you that equipment leases will continue to be available on commercially reasonable terms, if at all.

          If the growth of the market for outsourced hosting services, and Internet commerce does not continue, or it decreases, there may be insufficient demand for our services, and as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our growth could be substantially limited if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance.

          Our ability to successfully market our services could be substantially impaired if we are unable to deploy new outsourced services that address customer requirements, or if new products and services deployed by us prove to be unreliable, defective or incompatible with our then existing applications or systems of our customers. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of managed hosting or other services in the future. If any newly introduced managed hosting or other services suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications managed hosting or other services deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or other products and services or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

          The market we serve is highly competitive, and as a rapidly growing company, we may lack financial and other resources, the expertise or capabilities needed to capture increased market share. We compete in the managed hosting services market. This market is rapidly evolving, highly competitive and likely to be characterized by an increasing number of specialized market entrants as well as by industry consolidation that may result in the creation of larger and more heavily resourced competitors. We believe that participants in this market must maintain growth and achieve a significant presence to compete effectively. Insufficient growth capacity in our facilities or the lack of the availability of non-owned facilities could impair our ability to achieve rapid growth through an increase in our customer base. Moreover, many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships in the industry than we have. We may lack the financial and other resources, expertise or capabilities needed to capture increased market share in this environment in the future.

          Any interruptions in, or degradation of, our infrastructure, or any significant components of our infrastructure, including network components, data center facilities, or private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers. Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and Internet applications. We utilize our direct private transit Internet connections to major backbone providers as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their backbones so that our private transit Internet connections operate effectively.

          Increased costs associated with our private transit Internet connections could result in the loss of customers or significant increases in operating costs. Our private transit Internet connections may be already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we are unable to access alternative networks to distribute our customers' digital content on a cost- effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

          If we are unable to maintain existing and develop additional relationships with Internet software vendors, the sale, marketing and provision of our Internet products and services may be adversely affected. We believe that to penetrate the market for managed hosting and other services we must maintain existing and develop additional relationships with industry-leading Internet software vendors and other third parties. We license or rent select software applications from Internet application software vendors. The loss of our ability to continually obtain any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and use the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

          Our inability to scale our infrastructure or otherwise manage our anticipated growth and the related expansion of our operations could result in decreased revenue and continued negative margins and operating losses. We have experienced rapid growth in our service offerings and our customer base. We were a Web site hosting provider with approximately 283 customers as of April 30, 2000. As of April 30, 2001, we are currently providing Web site and Internet application hosting and management services to 348 customers. In order to service our growing customer base, we will need to continue to improve and expand our network infrastructure. Our ability to continue to meet the needs of a substantial and growing number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

          In addition, between April 30, 2000 and April 30, 2001, we increased the number of our employees from 425 to 562. This growth has placed, and likely will continue to place, a significant strain on our financial, management, operational and other resources. To effectively manage our anticipated growth, we will be required to continue to enhance our operating and financial procedures and controls, to upgrade or replace our operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If we are unable to effectively manage our rapid growth, we could experience continued negative margins and operating losses. Our customer base includes a significant number of businesses that face increased risk of losing funding depending upon the availability of private and/or public funding. Many of our customers are small start-up Internet based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit Web site operations hosted by us. If this occurs, we could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

          You may experience dilution because our historical source of funding is expected to change, and other funding may not be available to us on favorable terms, if at all. Until the completion of our initial public offering, CMGI funded our operations as needed, increasing our obligations to CMGI and allowing us to maintain a zero-balance cash account. Upon completion of our initial public offering, our net obligations to CMGI, together with all convertible preferred stock held by CMGI, were converted into common stock. We may need to raise additional funds from time to time. In June 2000, we completed a $30 million sale-leaseback transaction with a bank and a $50 million private placement sale of common stock to CMGI. In December 2000 and January 2001, we entered into an agreement to sell CMGI convertible notes and warrants for an aggregate of $80.0 million and completed a $13.9 million sale-leaseback transaction with an equipment vendor. In January 2001, we prepaid the balance owed on the lease obligation with the proceeds received from the Notes. There is no assurance that we will be able to obtain additional financing on terms favorable to us, if at all. If adequate funds were not available or were not available on acceptable terms, our ability to respond to competitive pressures would be significantly limited. Moreover, if additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership in us will be reduced, and you may experience additional dilution.

          Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses. To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week without interruption. In order to operate in this manner, we must protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of such a disaster. We have experienced service interruptions in the past, and any future service interruptions could require us to spend substantial amounts of money to replace equipment or facilities, entitle customers to claim service credits under our service level guarantees, cause customers to seek damages for losses incurred, or make it more difficult for us to attract new customers or enter into additional strategic relationships. Any of these occurrences could result in significant operating losses.

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

          If we fail to attract and retain additional skilled personnel, our ability to provide Web site and Internet application management and technical support may be limited, and as a result, we may be unable to attract customers. Our business requires individuals with significant levels of Internet application expertise, in particular, to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or may need to provide higher compensation to such personnel than we currently anticipate.

          Any future acquisitions we make of companies or technologies may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. Our business strategy contemplates future acquisitions of complementary businesses or technologies. If we pursue additional acquisitions, our risks may increase because our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. In addition, through acquisitions, we may enter into markets or market segments in which we have limited prior experience.

          Once we complete an acquisition, we will face additional risks. These risks include difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business's customers and employees. We cannot assure you that any acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

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

          The emergence and growth of a market for our managed hosting services could be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet, by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the emergence and growth of the market for our Internet application services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

          We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services use encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend significant financial resources in the future to equip our new and existing data centers with state-of-the-art security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

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

          In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited, commercial e-mails from servers hosted at our facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

          The market price of our common stock may experience extreme price and volume fluctuations. The market price of our common stock may fluctuate substantially due to a variety of factors, including any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning us or our competitors, or the Internet industry; the introduction or market acceptance of new service offerings by us or our competitors; changes in industry research analysts' earnings estimates, changes in accounting principles, sales of our common stock by existing stockholders, and the loss of any of our key personnel.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. We invest our cash primarily in money market funds. An increase or decrease in interest rates would not significantly increase or decrease interest expense on capital lease obligations and our outstanding debt due to CMGI resulting from the fixed nature of such obligations. We do not currently have any significant foreign operations and thus are not exposed to foreign currency fluctuations.






                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the consolidated financial position or results from operations of our company.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits

Exhibit
Number         Exhibit


10.1 Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D.
10.2 Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore.
10.3 Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D.
10.4 Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore.
10.5 Form of Executive Retention Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, Jill Maunder, John Muleta, Scott Semel, James Sherman and Joel Rosen.
10.6 Form of Indemnification Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, John Muleta and Scott Semel.
10.7 Form of Amended and Restated Director Indemnification Agreement by and between the Registrant and each of Craig Goldman, Andrew Hajducky, Joel Rosen and David Wetherell.
10.8 Form of Executive Non-Statutory Stock Option Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, Jill Maunder, John Muleta, Scott Semel, James Sherman and Joel Rosen.

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NAVISITE, INC.

Date: June 14, 2001

                                            By /s/ Kenneth W. Hale

                                            Kenneth W. Hale
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX
Exhibit
Number         Exhibit

10.1 Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D.
10.2 Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore.
10.3 Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D.
10.4 Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore.
10.5 Form of Executive Retention Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, Jill Maunder, John Muleta, Scott Semel, James Sherman and Joel Rosen.
10.6 Form of Indemnification Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, John Muleta and Scott Semel.
10.7 Form of Amended and Restated Director Indemnification Agreement by and between the Registrant and each of Craig Goldman, Andrew Hajducky, Joel Rosen and David Wetherell.
10.8 Form of Executive Non-Statutory Stock Option Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, Jill Maunder, John Muleta, Scott Semel, James Sherman and Joel Rosen.