Form 10-K
period 2001-07-31
NAVISITE INC
filed 2001-10-30
CIK 1084750

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

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended July 31, 2001

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
       Andover, Massachusetts                          (Zip Code)

   (jurisdiction of incorporation)
                                 (978) 682-8300
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
                 N/A                                   registered
                                                           N/A

          Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $19,153,378, based on the last reported sale price of the registrant's common stock on the Nasdaq National Market as of the close of business on October 26, 2001.

   As of October 26, 2001 there were 62,059,063 shares outstanding of the registrant's common stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NAVISITE, INC.
                               2001 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
          PART I
 Item 1.  Business....................................................      2
 Item 2.  Properties..................................................     18
 Item 3.  Legal Proceedings...........................................     18
 Item 4.  Submission of Matters to a Vote of Security Holders.........     19
          PART II
 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................     21
 Item 6.  Selected Consolidated Financial Data........................     22
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     23
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk..     31
 Item 8.  Financial Statements and Supplementary Data.................     32
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...................................     58
          PART III
 Item 10. Directors and Executive Officers of the Registrant..........     58
 Item 11. Executive Compensation......................................     58
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................     58
 Item 13. Certain Relationships and Related Transactions..............     58
          PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8K.........................................................     58
 Signatures............................................................    60

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

Item 1. Business

Company Overview

   NaviSite is a leading provider of managed website and application hosting services for businesses who operate mission critical Internet applications. Our managed application hosting services allow businesses to outsource the deployment, configuration, hosting, management and support of their Internet applications and Web sites in a cost-effective and rapid manner. This outsourcing allows customers to control IT resources and capital expenses. Our focus on enhanced management services, beyond basic co-location hosting services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. We also provide our customers with access to our state-of-the-art data centers and the benefit of our direct private transit Internet connections to multiple leading Internet backbone providers, increasing reliability, download speeds and providing extremely high levels of redundancy.

   The scalability of our infrastructure and cost-effectiveness of our solutions allow us to offer a comprehensive suite of services to meet the current and future hosting and management needs of our customers. Our suite of service offerings includes:

   Managed Applications--for customers who want to outsource the end-to-end management of their e-business application.

   Managed Servers--for customers who intend to manage the application, but want to outsource the management of the infrastructure software--OS, web servers, database servers, application servers--to a trusted third party.

   Managed Infrastructure--for customers who want to be able to select value added security, network and storage options on an a la carte basis, knowing that they are designed to be used either alone or together.

   Managed Facilities--for customers with significant IT resources who want a vendor to manage the underlying data center and bandwidth facilities.

   Professional Services--for customers who want to leverage industry experts to design and implement solutions that address their unique business needs, enable execution of their e-strategy and exploit the full advantages of their managed hosting environment.

Recent Developments

   On October 29, 2001, we entered into an agreement under which we will receive a total of $65 million in financing from Compaq Financial Services Corporation, or CFS, a wholly owned subsidiary of Compaq Computer Corporation, and CMGI. Under the terms of the agreement, CFS and CMGI will provide us with cash investments of $20 million and $10 million respectively in exchange for convertible notes. Additionally,

CFS has agreed to restructure certain outstanding NaviSite lease obligations. We have agreed to purchase equipment from CFS leased under operating leases in exchange for a six-year, $35 million convertible note. As a result, we expect to substantially reduce cash expenditures on operating leases over the next two fiscal years. This note also allows us to finance past due lease payments, the sales tax on the equipment purchase and the outright purchase of the equipment.

   The notes bear interest at 12% and will require payment of interest only for the first three years from the date of issuance and then repayment of interest and principal, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. The principal amount may be convertible into our common stock at the option of the noteholders at any time prior to or at maturity. Should CFS convert its notes into NaviSite common stock, they would own a controlling stake in NaviSite. Additionally, the agreement includes a provision for non-voting participation rights by CFS on our board of directors.

   As a part of this agreement, CMGI has also agreed to convert its existing $80 million in outstanding notes into approximately 14.5 million shares of our common stock and an additional $16.2 million of other amounts due CMGI into approximately 9.9 million shares of our common stock. The result of this agreement is that $7 million in remaining interest payments due to CMGI, $9.2 million in unamortized debt issuance costs and the repayment of the $80 million principal amount due in December 2003 will be converted to equity.

   This agreement has been approved by the boards of directors of each of NaviSite, CMGI and CFS. Certain NaviSite terms relating to the authorization and issuance of shares of our common stock upon conversion of the senior secured convertible notes issued under the agreements will be subject to approval by our stockholders.

Industry Background

   Growth of Internet Business Applications. The dramatic growth in Internet usage combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. Initial use of the Internet was, for the most part, focused on consumer applications. Businesses are now deploying Internet applications on a large scale, to enhance their core business operations.

   As business use of the Internet grows, we believe that businesses utilizing the Internet are seeking to identify and implement increasingly sophisticated Internet applications. These new applications permit businesses to:

  . Increase operating efficiencies and reduce SG&A costs;

  . Engage in business-to-business and business-to-consumer e-commerce;

  . Build and enhance customer relationships by providing Internet-based customer service and technical support;

  . Manage vendor and supplier relationships through Web-based technologies such as online training, e-commerce enablement, and streaming; and

  . Communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

   As a result, the proliferation of business Web sites and Internet applications has created a strong underlying demand for specialized information technology support and application expertise.

   Movement Toward Outsourcing. A growing number of businesses using the Internet as part of their business strategy have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their Web sites and Internet applications. According to Gartner Dataquest, hosting will rise from 6% of the IT management services market to better than 13% by 2004, and a Forrester Research report revealed that 62% of the Global 3500 companies surveyed hire hosters to run their Web sites. We believe that the growth in outsourced hosting and management of Web sites and Internet applications is driven by a number of factors, including:

  . Need to improve the reliability, availability and overall performance of their Internet applications and Web sites as those applications increase in importance and complexity;

  . Requirements for rapid time to market, and a reduced time to deploy operationally efficient Internet applications;

  . Challenges faced by businesses in hiring, training and retaining application engineers and information technology employees with the requisite range of IT expertise;

  . Increasing complexity of managing the operations of Web sites; and

  . Deployment risk and the risk of technological obsolescence as businesses attempt to capitalize on leading-edge technologies.

Forrester Research has estimated that the market for managed Web site hosting in the United States will grow from $1.4 billion in 1999 to $19.8 billion in 2004.

   Need for Providers of Managed Application Hosting Services. An increasing number of businesses are outsourcing the hosting and management of their Web sites and Internet applications. However, many Web site hosting companies developed their businesses to provide co-location hosting services and lack the requisite expertise to implement and manage increasingly sophisticated Internet applications. Moreover, many of these providers lack the scalable capacity, high-speed connectivity, monitoring capabilities and levels of reliability and availability which businesses demand. System integrators and application developers often have the requisite expertise and resources to supply businesses with highly customized application solutions, but these solutions are expensive and time consuming to implement, and project-oriented integrators and developers are not focused on supporting customer's applications on an ongoing basis. Some businesses attempt to reduce costs and shorten time to deployment by utilizing multiple vendors, each of which provides only a partial solution. This has created significant opportunity for managed application hosting providers who can offer Web site and Internet application deployment, configuration, hosting, management and support.

The NaviSite Solution

   NaviSite provides a range of integrated, scalable Internet application and Web site hosting and application management services that can be deployed in a cost-effective and rapid manner. We specialize in deploying and managing dedicated, mission critical web solutions for our customers. We serve as the single point of management for their Internet applications and focus on enhanced management services that allow us to meet the expanding set of customer needs as Web sites and their applications become more complex. Key advantages of our solution include:

   Comprehensive and Integrated Solutions. We provide an integrated suite of products and services that span the full application stack including data center, bandwidth, storage, servers, security, databases, OS and Web and application servers. We provide our services across both Unix and Windows platforms and in highly secure, highly available and redundant environments.

   Cost-Effective Management Services. The combination of our scalable infrastructure, the repeatability of our management processes and our extensive base of expertise allows us to provide our customers with Web site and Internet application hosting and management services on a cost-effective basis. Because NaviSite has already deployed state-of-the-art infrastructure from the industry's leading providers, our customers can immediately leverage equipment and services that would typically not be cost effective for them to purchase and deploy themselves. Second, we have made significant investments in our operating platform and our automation capabilities. Furthermore, we have refined these processes over time and across a large base of customers. By leveraging this expertise, we can more efficiently configure, deploy and manage complex applications and, thus, save our customers from hiring or developing that same expertise in-house. By off-loading these resource and time-intensive Web site operations, we allow our customers to focus on their core business. We believe that our customers would otherwise be required to make significant expenditures to replicate our performance, reliability and expertise either internally or by using outside vendors.

   Rapid Deployment. We offer our customers the ability to rapidly deploy, scale and adapt their Internet applications, often in a matter of days or weeks, rather than months. Because NaviSite has already deployed sophisticated infrastructure components and has the experience of deploying similar applications for hundreds of customers, we believe that we can deploy sophisticated Web sites much more rapidly than businesses can in-house. This is especially important to many of our customers who deploy mission critical applications for revenue enhancement or cost improvement objectives. These applications need to be in place immediately.

   High-Performance, World-Class Infrastructure. Our infrastructure has been built by integrating "best of breed' components and designed specifically to meet the more demanding technical requirements of providing managed application hosting, compared to "co-location' hosting services. Our high-performance infrastructure, together with our trained and experienced staff enable us to offer levels of service which are backed by service level guarantees we believe are among the highest and most comprehensive in the industry.

Strategy

   NaviSite's objective is to service our customers by being the single point of management for their outsourced IP applications. We plan to achieve this goal by continuing to enhance and leverage our expertise, service offerings and infrastructure to provide customers with integrated, reliable and secure Internet-based business solutions. Four key components of our strategy include:

   Deliver Industry-Leading Operational Metrics. NaviSite has developed, and delivers to its customers, consistently high levels of operational metrics across the areas that are most critical to businesses, including the performance of customer applications, network elements, and service levels. NaviSite's operating metrics are believed to be among the highest metrics in the managed services industry. Because the quality and service level of our managed services is transparent, we believe that our operating metrics are a critical differentiator in the marketplace. NaviSite plans to continue driving improvements in its operating metrics and corresponding improvements in the quality of its customer service.

   Focus on High Value-Added Managed Services. NaviSite currently provides horizontal infrastructure and application services that have broad appeal across most market segments, including a wide range of industry segments, including enterprises, ISV (Independent Software Vendors) and E-commerce companies. To meet the changing needs of our current and prospective customer base, we intend to augment our current service offerings by focusing on a sub-set of complex, scale and expertise driven services that build on our value proposition of outsourced IT operations. As a practice, we focus on network and application services that are repeatable, meaning that they require minimal additional customization and integration. We believe that this repeatability decreases our time to market, reduces our operating risks and produces a higher return on our investment and provides higher levels of consistency to our customers.

   Partner to Deliver Customized Application Solutions. We believe that companies will require an increasingly diverse range of capabilities and point technologies as their applications increase in complexity. While NaviSite specializes in delivering highly scalable management services for the infrastructure, network and foundation application layers of the application stack, we intend to leverage relationships with key system integration and technology partners for services that extend beyond our product range. Driven by differences in economic models, these are services that we will not perform ourselves, but rather, will leverage partners in order to deliver integrated, customized and complete solutions to our end-user customers.

   Leverage Distribution Channels with Strategic Partners. Historically, NaviSite built strong industry relationships with leading technology companies including hardware vendors, software manufacturers and system integrators. We work closely with a small and select group of partners to jointly develop higher value proposition offerings and distribute them through joint marketing and sales efforts. By leveraging our industry relationships, and our partners' distribution capabilities, we are able to increase visibility and sales productivity.

Services

   We offer a comprehensive suite of services to meet the current and future hosting needs of our customers.

   Internet Application and Web Site Management. We provide both enhanced server management and specialized application management. Both types of management services permit us to provide customers with a single point of problem resolution management, from identification to resolution to post-resolution analysis and reporting. To provide these services, our trained technical personnel utilize advanced network monitoring and management tools for Web site and application troubleshooting, together with internal policies and procedures designed to ensure rapid, effective solutions to technical problems. Our enhanced server management services include custom reporting, hardware options, network and application load balancing, system security, advanced back-up options, remote management and the services of our business solution managers.

   Application Rentals. We offer select Internet application rentals to customers and application developers who need to access sophisticated Internet applications or application components, which can be customized by developers as part of a complete software solution. We typically manage all or elements of the applications. In addition, these applications may require experienced personnel to deploy and configure them. Additionally, customers benefit from the "one-stop shopping" aspect of procuring their applications in this manner.

   Basic Web Site and Application Hosting. Our Web site and Internet application hosting services provide customers with the ability to leverage our state-of-the-art data centers, redundant bandwidth and back-up, storage, monitoring and reporting services. Customers are able to access their servers 24 hours a day, seven days a week. In fiscal 2001, less than 17% of our revenue was derived from basic co-location customers to whom we provide no enhanced or specialized management services. However, this is an attractive entry point for some customers, from which they can purchase more enhanced services from NaviSite, and migrate to enhanced managed services.

   Comprehensive Streaming Media Services. Through our Streaming Media Division we offer managed streaming media services as a means of incorporating streaming into e-business applications by providing companies with comprehensive digital media production and distribution services. Our streaming services include the production, encoding and broadcasting of customers' content, the immediate integration of live event and on-demand streaming media into customers' Web sites and the enhancement of customers' Web sites with high-speed multi-media features. Our streaming services complement current customers' application management and service offerings centered on e-commerce and enhance our customers' online marketing efforts. These comprehensive streaming services are now also being adopted by enterprises and other businesses seeking to use streaming services for traditional business applications.

   Professional Services. We supply consulting and other professional services such as, network and system configuration and architecture, scalability and performance testing, project implementation, bandwidth planning and, in limited cases, basic software development and system integration.

Sales and Marketing

   Our sales and marketing strategy is to achieve broad market penetration by focusing on market segments that deploy mission critical Web sites and are structured to realize the economic value of outsourcing. While NaviSite initially focused on companies that adopted the Internet as an integral part of their business strategy, the focus has evolved to include more traditional enterprises as they incorporate the Internet in their business operations. Here, NaviSite has been able to leverage its extensive experience and expertise in delivering complex managed services to service the needs of evolving enterprises.

   We sell our services through a direct sales force and we receive referrals through an extensive network of business and channel partners.

   Direct Sales. Our direct sales professionals are organized into three groups:

  . Sales representatives, who conduct sales campaigns, identify targeted prospects, oversee sales territories and manage customer relationships;

  . Sales engineers, who discuss prospective customers' Web site and Internet application hosting and management business needs and technical requirements; and

  . Telesales representatives, who qualify customer leads.

   Our direct sales teams are currently located in: Andover, Massachusetts; New York, New York; San Francisco, San Jose and Los Angeles, California; Atlanta, Georgia; and Vienna, Virginia.

   Channel Sales. We have developed important industry relationships to enhance our channel sales and marketing capabilities. We have developed a range of partnerships, including relationships with many companies that have formally joined NaviSite's Alliance program. Types of companies include Web and application developers, system integrators/consultants, ISV (Independent Software Vendors), and technology partners. These partners provide complementary services and, thus, allow NaviSite customers to benefit from more comprehensive solutions, and this allows NaviSite to focus on its core value-added services. Many of these partners also provide a significant source of lead referrals to NaviSite and in some cases are also our customers. As a result, many of our partners' customers become NaviSite customers. Historically, we have worked closely with our partners. Going forward, we intend to strengthen these relationships to develop customer referrals, mutual referral relationships, enhanced service offerings, and in some cases, co-selling, cross-selling and reselling opportunities.

   Marketing. Our marketing group is responsible for building brand awareness through public relations and marketing communications, identifying key market and customer segments and creating marketing programs to target those segments. The marketing organization focuses on supporting the direct sales as well as developing and enhancing channel partner relationships. The primary mechanisms include:

  . Comprehensive lead generation through telemarketing, direct marketing, direct mail programs, select electronic and print advertising, electronic and face-face seminars and targeted shows and events;

  . Interactive, online marketing programs;

  . Sponsorships of targeted partner and customer events;

  . Marketing communications and public relations materials to sustain press coverage in both trade and business publications;

  . Market development activities targeted to Internet application developers and consultants; and

  . Lead generation, referrals, mutual Web site links or co-marketing activities, leveraging close strategic relationships with technology partners such as Cisco Systems, Dell Corporation, Compaq Computer Corporation, BMC, Inc. and EMC Corporation.

Customers

   We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI companies and a number of CMGI affiliates. In the fall of 1997, we began supplying Web site hosting and management services to companies unaffiliated with CMGI. As of July 31, 2001, we had approximately 288 customers, down from 362 as of July 31, 2000.

   A representative list of our hosting customers as of July 31, 2001 includes:
Biogen, Inc., Levi Strauss, Inc., Stop and Shop Supermarket Company, Optika, Inc., Fuel Spot, Inc., Wolters Kluwer nv, Blue Cross Blue Shield of Central New York, Sun Mircrosystems, Inc., SLI, Inc., The Premier Insurance Company of Massachusetts and Restoration Hardware.

   A representative list of our streaming customers as of July 31, 2001 includes: St. Jude Hospital, MSN, Anheuser-Busch, NFL Films, TWI Interactive and Northeast Utilities.

Product Management and Product Development

   Our product management and development organizations work together in developing a broad range of "horizontal" managed infrastructure, network and application services. Our teams identify and evaluate new Internet applications and technologies; we develop monitoring and management services specifically for these applications, and then incorporate these applications into our suite of service offerings. We focus on Internet applications that permit us to offer our customers repeatable, scalable services. Our goal is to introduce services capable of utilization by a large number of customers, seeking to maximize revenue production and minimize the incremental operating cost for each additional customer utilizing that service. As new applications are introduced, our personnel integrate the application into our management and billing systems, provide technical documentation and training and ensure the security of the offering. This process is critical to our ability to provide integrated, scalable applications to our customers and is designed to result in increased operating margins, faster product delivery and improved customer service.

Customer Service and Support

   We believe high levels of customer service and support are critical to our continued success and future growth. Our customer care staff is focused on direct and indirect customer service and support. We have developed a customized, life-cycle project management approach to our operations. For some of our customers, we assign a single business solutions manager who services the customer from deployment through the entire customer relationship. This approach is designed to enhance our responsiveness to customer requests, problem troubleshooting and technology upgrades.

   NaviSite offers a single point of problem resolution management for all of our customers. Problems with a customer's Web sites can occur in any one of six to eight layers. NaviSite can diagnose, identify and rapidly fix problems at each of these levels, from the network to the operating system, from the server hardware to the database, from the application-server to selected end-user applications. The result is a single point of problem resolution management for customers, a key value added service where NaviSite takes responsibility for fixing problems or managing the process of getting problems fixed.

   To do this, we utilize a number of state-of-the-art automated systems, including a knowledge-based problem resolution and trouble ticketing system, and enterprise system monitoring platform, sophisticated data storage, an enterprise tape backup system and a corporate intranet with a built-in document management and source control system. We believe that our approach to customer service and support and our ability to rapidly respond to customer needs provides us with a significant competitive advantage.

Network Infrastructure, Technology, and Operations

   NaviSite entered the Internet application service market with the advantage of a sophisticated and experience-tested infrastructure established to support CMGI and a number of its affiliates, which were deploying some of the most demanding, high-traffic Web applications. We have differentiated our infrastructure from competing application service providers and co-location hosting providers through our superior operational metrics that directly impact customer performance and reliability, our experience with high-performance Internet applications and our comprehensive managed service offerings. We designed our infrastructure specifically to provide superior performance for our Internet application and Web site hosting and management services, including multi-level network redundancy to provide the highest levels of network uptime, reliable and customized network security and fast, guaranteed response time and availability of customers' content, which we deliver through our private transit Internet connections. Our infrastructure is also designed to scale to support continued growth. We believe that our sophisticated and highly redundant infrastructure provides us with a competitive advantage over other hosting vendors and most Internet service providers. Key elements of our infrastructure include:

   Data Centers. NaviSite has built a select number of high performance managed application data centers in order to provide our customers with a critical mass of expertise in Internet applications and management services from each data center, while capturing the benefits of centralized infrastructure and staffing. We currently serve customers from two primary data centers, located in Andover, Massachusetts and in San Jose California. These state-of-the-art data centers incorporate technically sophisticated components, which are designed to be fault-tolerant. The components used in our data centers include Cisco redundant core routers, Cisco redundant core switching hubs and secure, virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco Systems, Compaq Computer Corporation, Dell, EMC, Microsoft Corporation, Oracle, and Sun Microsystems.

   Private Transit Internet Connectivity. Our use of direct private transit Internet connections to three major Internet backbone providers differentiates our network infrastructure from those of our competitors. We have redundant high-capacity Internet connections to UUNet, InterNap, and Cable and Wireless on the East Coast and UUNet and InterNap on the West Coast. We have deployed direct private transit Internet connections specifically to avoid congestion and data loss at public Internet exchange points and the resulting degradation of performance. Our private transit system enables us to provide fast, reliable access for our customers' Web sites and Internet applications. Because we have direct private transit links to Internet providers, we can directly monitor the capacity of all of our connections and intend that we will have the aggregate bandwidth to move large quantities of data at high transmission speeds. We believe that our private transit Internet connections also enable us to more effectively launch new applications, such as streaming, which require high bandwidth availability and run more effectively in a private transit model.

   Service Level Agreements. The combination of our state-of-the-art infrastructure, our customer-focused operations group and our hosting and management expertise enable us to offer our customers service levels backed by guarantees that we believe are among the highest and most comprehensive in the industry. For example, one of our offerings is a 99.99% full site high availability SLA that covers their entire application stack.

   Network Security. Our network incorporates host-based security with CheckPoint back-end firewalls and Cisco router access control lists, as well as SecureID token-based authentication. In addition to these physical security measures, we have a formal security policy in place, including employee training, that governs all facets of our business and guidelines governing internal and external access to information housed in our network system.

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

Competition

   We compete in the managed application hosting service market. The overall hosting market is evolving rapidly, is highly competitive and is likely to be characterized by an increasing number of market entrants and by industry consolidation. We believe that NaviSite's focus on higher-level managed application services provides significant differentiation from traditional co-location hosting providers, and provides significantly higher customer value. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. We believe that managed applications services are difficult to provide well and require an infrastructure, work processes and management systems tuned to this business model. We believe that the primary competitive factors determining success in our market include:

  . quality of service delivered;

   .ability to consistently measure, track and report on operational metrics;

   .Web site and Internet application hosting and management expertise;

   .fast, redundant, and reliable Internet connectivity;

   .a state-of-the-art infrastructure providing availability, speed, scalability and security;

   .comprehensive and diverse service offerings and timely addition of value-added services;

  . brand recognition;

  . competitive pricing; and

  . adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

   Our current and prospective competitors include:

  . other providers of co-location or high-end Web site hosting and related services, including AboveNet Communications, Inc., Digex Corporation, Exodus Communications, Inc., Globix Corporation, Genuity, Inc., Data Return Corporation, and a large number of local and regional hosting providers;

  . companies that focus on customized Internet application services and application hosting, including CORIO, Inc., IBM Global Services and LoudCloud;

  . large system integrators and information technology outsourcing firms, including Electronic Data Systems Corporation and International Business Machines Corporation; and

  . global telecommunications companies, including AT&T Corp., Quest and Sprint Corporation, and regional and local telecommunications companies, including AT&T Broadband.

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

   In addition, we believe that there will be continued consolidation within the Internet hosting market in which we compete. Our competitors may consolidate with one another, or acquire software application vendors or technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways, which would impede our ability to compete successfully in the Internet application service market.

Proprietary Rights

   We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents that would prevent or inhibit competitors from using our technology or entering our market. While it is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.

   We license or lease most technologies used in our Internet application services. Our technology suppliers may become subject to third-party infringement claims, or other claims or assertions, which could result in their inability or unwillingness to continue to license their technology to us. The loss of certain of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies of lower quality or performance standards or at greater cost. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our use of our service marks infringes the trademark rights of third parties. Although we do not believe that any of these allegations have merit, or that our technologies or services otherwise infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into royalty or licensing agreements.

Government Regulation

   While there currently are few laws or regulations directly applicable to the Internet or to managed application hosting service providers, due to the increasing popularity of the Internet and Web-based applications it is likely that such laws and regulations may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and managed application hosting service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we offer services over the Internet in many states in the United States and internationally and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence or employees or property there. The application of existing laws and regulations to the Internet or our business, or the adoption of any new legislation or regulations applicable to the Internet or our business, could materially adversely affect our financial condition and operating results.

Employees

   As of July 31, 2001, we had 386 employees. Of these employees, 215 were principally engaged in operations, 65 were principally engaged in sales and marketing, 54 were principally engaged in product development and 52 were principally engaged in finance and administration. None of our employees is party to a collective bargaining agreement and we believe our relationship with our employees is good. We also employ consultants and independent contractors on a regular basis to assist in the completion of projects. It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions or covenants.

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

   We have a history of operating losses and expect future losses. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of July 31, 2001, we had an accumulated deficit of $215.7 million. We anticipate increased expenses as we continue to improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

   Fluctuations in our quarterly operating results may negatively impact our stock price. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: reduction of market demand and or acceptance for our Web site and Internet application hosting and management services; oversupply of data center space in the industry; our ability to develop, market and introduce new services on a timely basis; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would be likely to fall.

   CMGI is currently a majority stockholder and CFS is a potential majority stockholder, and both may have interests that conflict with the interests of our other stockholders. As of July 31, 2001, CMGI beneficially owned approximately 76.74% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

   As of October 29, 2001, in conjunction with the restructuring of certain of our lease obligations, we have agreed to issue CFS convertible notes which, upon conversion, would give CFS a controlling interest in NaviSite. Accordingly, CFS would have the power, acting alone, to elect a majority of our board of directors. If CFS becomes a majority stockholder, it may have interests that conflict with the interests of our other stockholders, as described above for CMGI.

   A significant portion of our revenue currently is generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 35% of our revenue in the fiscal year ended July 31, 2001, approximately 50% of our revenue in the fiscal year ended July 31, 2000, and approximately 68% of our revenue in the fiscal year ended July 31, 1999. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business.

   Our ability to grow our business would be substantially impaired if we were unable to obtain, on commercially reasonable terms, certain equipment that is currently provided under leases. Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under leases. We or our customers will have to obtain this equipment for new leases and renewal of existing leases directly, on a stand alone basis. Our business would be substantially impaired if we were unable to obtain or continue these leases on commercially reasonable terms.

   We are attempting to renogotiate certain lease obligations. During the renegotiations of our equipment lease obligations, we have not paid certain scheduled lease payments to certain vendors. Our total remaining lease obligation to these vendors is approximately $57 million. Of this amount, approximately $27 million will be restructured in the CFS agreement, which provides for our purchase of equipment under operating lease. During these renegotiations, we have been notified by certain lessors that we are in default of our lease agreements. Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts or return of the underlying equipment. We plan to cure these defaults within 60 days of closing the CFS agreement. In the event we do not cure these defaults, these lessors may enforce their rights.

   If the market for Internet commerce and communication does not continue, or it continues to decrease, there may be insufficient demand for our services, and as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our business could be substantially impaired if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance. The market for Internet application services has recently developed and is evolving.

   Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet applications or if new Internet applications deployed by us prove to be unreliable, defective or incompatible. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality, or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

   The market we serve is highly competitive, and we may lack the financial and other resources, expertise or capability needed to capture increased market share or maintain market share. We compete in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by over capacity and industry consolidation. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. Our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and marketing resources, greater name recognition and more established relationships in the industry. We may lack the financial and other resources, expertise or capability needed to capture increased or maintain market share in this environment in the future.

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

   If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sale, marketing and provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease select software applications from Internet application software vendors. The loss of our ability to continually obtain and utilize any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

   We purchase from a limited number of suppliers key components of our infrastructure, including networking equipment. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our dependency to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

   Our inability to scale our infrastructure or manage customer growth and the related expansion of our operations could result in decreased revenue and continued operating losses. In order to service our customer base, we will need to continue to improve our network infrastructure. Our ability to continue to meet the needs of a substantial number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

   Our customer base includes a significant number of dot.com businesses that face increased risk of loss of funding depending upon the availability of the private and/or public funding. Many of our customers are small start-up Internet based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit Website operations hosted by us. We have experienced and may continue to experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

   You may experience dilution because of our recent financing arrangements with CFS and CMGI. The financing arrangement, as of October 29, 2001, with CFS and CMGI includes terms which allow CFS and CMGI at their discretion, to convert the debt obligation of $65 million into our common stock at a conversion price of $0.26 per share, subject to our stockholder approval. This conversion will increase the number of our common stock shares issued by approximately 250 million shares. In addition, we may pay a portion of interest due to CFS and all interest due to CMGI with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, your percentage of ownership in us will be reduced and you may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those provided to CFS, we must issue CFS additional shares of our common stock which will further dilute existing stockholders.

   Funding may not be available to us on favorable terms, if at all. We may need to raise additional funds from time to time, and we cannot assure you that additional financing will be available on terms favorable to us, if at all. In addition, pursuant to our financing arrangements with CFS as of October 29, 2001, we may need to obtain approval from CFS for incremental funding, and we may not obtain this approval from CFS.

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

   We have experienced service interruptions in the past, and any future service interruptions could: require us to spend substantial amounts of money to replace equipment or facilities; entitle customers to claim service credits under our service level guarantees; cause customers to seek damages for losses incurred; or make it more difficult for us to attract new customers, retain current customers or enter into additional strategic relationships. Any of these occurrences could result in significant operating losses.

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

   Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time-consuming litigation. We license or lease most technologies used in the Internet application services that we offer. Our technology suppliers may become subject to third-party infringement claims or other claims and assertions, which could result in their inability or unwillingness to continue to license their technology to us. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our service marks infringe the trademark rights of third parties. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

   The loss of key officers, key management, and other personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills, or could jeopardize our ability to continue to provide service to our customers. We believe that the continued service of key personnel, including Tricia Gilligan, our President and Chief Executive Officer, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance for any of our key personnel to insure our business in the event of their death. In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. On July 31, 2001, we initiated a reduction in force eliminating 126 full- and part-time employees, representing approximately 25 percent of our total staff. We also announced the departure of 7 of 13 vice presidents, in the areas of sales, human resources, international, strategic planning, managed services, marketing and technology planning, as well as our general counsel. In addition, since July 31, 2001, both Joel B. Rosen, our then Chief Executive Officer, and Kenneth W. Hale, our then Chief Financial Officer, have left our company. Although further reductions are not presently anticipated, we cannot assure you that such reductions will not be necessary in the future.

   If we fail to attract or retain skilled personnel, our ability to provide Web site and Internet application management and technical support may be limited, and as a result, we may be unable to attract customers. Our business requires individuals with significant levels of Internet application expertise, in particular, to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be able to retain or hire the necessary personnel to implement our business strategy or may need to provide higher compensation to such personnel than we currently anticipate.

   Any future acquisitions we make of companies or technologies may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. Our business strategy contemplates future acquisitions of complementary technologies. If we do pursue additional acquisitions, our risks may increase because our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. In addition, through acquisitions, we may enter into markets or market segments in which we have limited prior experience.

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

   The emergence and growth of a market for our Internet application services will be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet-by-Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the market for our Internet application services may be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

   We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we may expend additional financial resources in the future to equip our data centers with enhanced security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

   We may become subject to burdensome government regulation and legal uncertainties that could substantially impair our business or expose us to unanticipated liabilities. It is likely that laws and regulations directly applicable to the Internet or to Internet application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and Internet application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and elsewhere and facilitate the activities of our customers in such jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property there.

   We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management's attention and require us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

   In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers and service providers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

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

   Our common stock may be delisted from Nasdaq. On September 5, 2001, we received a deficiency notice from Nasdaq indicating that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days and that we had until December 4, 2001 to regain compliance with Nasdaq's listing requirements. Nasdaq informed us that if we failed to demonstrate compliance with Nasdaq's listing requirements on or before December 4, 2001, Nasdaq would provide us with written notification that it had determined that we do not meet the standards for continued listing, and our securities would be delisted from Nasdaq. However, on September 27, 2001, Nasdaq announced that it had suspended its minimum bid and market value of public float requirements for continued listing until January 2, 2002. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the tragedy of September 11, 2001. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies and companies, such as NaviSite, currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements and no deficiencies will accrue during the proposed suspension process.

Nevertheless, if the minimum bid price requirement for continued listing on Nasdaq is reinstated on January 2, 2002, new delisting proceedings may be initiated against our common stock. If we are unable to regain compliance with this requirement, our common stock may be delisted from trading on Nasdaq. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

Item 2. Properties

Facilities

   Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts, in an approximately 150,000 square foot facility leased pursuant to an agreement, which expires in 2011. The 400 Minuteman facility is also partly utilized as a data center (52,000 square feet of raised floor).

 Data centers

   We currently have two domestic data center locations, with a total of approximately 74,000 square feet of raised floor. In addition to the 400 Minuteman Road data center, we also occupy a 66,000 square foot facility located in the Valley Technology Centre, 2720 Zanker Road, San Jose, California (22,000 square feet of raised floor), part of which is utilized as a data center, leased pursuant to an agreement which expires in 2006.

   On July 31, 2001, we closed a 22,000 square foot facility located at 300 Federal Street, Andover, Massachusetts (10,000 square feet of raised floor). In addition, we also closed our 14,100 square foot facility at 1700 Green Hill Road, Scotts Valley, California (4,000 square feet of raised floor). The closing of these original data centers will allow us to operate our data centers more efficiently. In addition to our existing data centers, we presently utilize approximately 10,000 square feet of space in Sunnyvale, California and approximately 2,000 square feet of space in New York through an arrangement with Level 3.

 Sales and Marketing Space:

   In connection with our sales and marketing efforts, we occupy offices at 11601 Wilshire Boulevard, Suite 500, Los Angeles, California; 680 Third Avenue 10th Floor, New York, New York; 2720 Zanker Road, San Jose, California; 8300 Boone Boulevard, Suite 540, Vienna, Virginia; 3340 Peachtree Road, Atlanta, GA; 575 Market Street, San Francisco, California; and 400 Minuteman Road, Andover, Massachusetts.

 Streaming Media Division

   Our Streaming Media Division currently occupies approximately 16,800 square feet at 4225 Executive Square, LaJolla, California, pursuant to an agreement that expires November 2006. This location is used as both the production facility and as the administrative offices of the Streaming Media Division.

Item 3. Legal Proceedings

   On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, Inc., an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then Chief Executive Officer, and Kenneth W. Hale, our then Chief Financial Officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson

Stephens in connection with our initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of our common stock sold in our initial public offering, solicited and received from its customers undisclosed commissions on transactions in other securities and required its customers to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000.

   On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, FleetBoston Robertson Stephens, Inc. and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex.Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering securities and increased the underwriter defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

   We believe that the allegations are without merit and we intend to vigorously defend against the plantiffs' claims. As the litigation is in an initial stage, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

   We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of our company.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended July 31, 2001.

Executive Officers of NaviSite

   Patricia Gilligan, age 50, has served as NaviSite's President and Chief Executive Officer since July 2001. From June 2000 to July 2001, Ms. Gilligan served as Navisite's Chief Operating Officer . From January 1999 to June 2000, Ms. Gilligan served as Vice President of Worldwide Services of Incentive Systems, an incentive compensation application developer. From April 1997 to January 1999, Ms. Gilligan served as Vice President of East Coast Operations of Razorfish, Inc., a digital solutions provider. From January 1992 to April 1997, Ms. Gilligan served as Chief Information Officer of Cahners Publishing Company, a business information company.

   Anthony Amato, age 36, has served as NaviSite's Vice President of Finance since September 2001. From August 2000 to August 2001, Mr. Amato served as Director of Finance at CMGI, Inc. From July 1999 to August 2000, Mr. Amato served as Director of Finance and Administration at Raging Bull, Inc., a financial messaging board provider and subsidiary of CMGI. From April 1998 to July 1999, Mr. Amato served as Controller for Software Emancipation Technology, Inc., a software developer of information systems. From December 1996 to April 1998, Mr. Amato was Controller at MyWay.com Corporation, formerly known as Planet Direct Corporation, a personal on-line content service and subsidiary of CMGI.

   Kevin Lo, age 28, has served as NaviSite's Vice President of Products, Services and Business Development since July, 2001 and has served as Chief Technology Officer since January 2001. From October 2000 to January 2001, Mr. Lo served NaviSite as the Director of Utility Infrastructure Services. From August 1997 to October 2000, Mr. Lo served as Chairman and Chief Executive Officer at X-Collaboration Software Corporation, an application infrastructure provider of collaborative Web services. From September 1995 to August 1997, Mr. Lo was a Strategy Consultant at Bain & Company.

   Martin Sinozich, age 39, has served as NaviSite's Vice President of Operations since March 2001. Mr. Sinozich served as Chief Operating Officer of Epesi, a web services firm, from November 2000 to March 2001. From June 1999 to November 2000, Mr. Sinozich served as Vice President of Operations for Engage, Inc., a subsidiary of CMGI. From November 1996 to June 1999, Mr. Sinozich served as Vice President at Fidelity Investments. From April 1995 to November 1996, Mr. Sinozich served as Vice President of Desktop Computing for MBNA America Bank.

   Wayne Whitcomb, age 42, has served as NaviSite's Vice President of Engineering since October 2001. From February 2001 to September 2001, Mr. Whitcomb served as Chief Infrastructure Architect for NaviSite. From August 2000 to February 2001, Mr. Whitcomb was Vice President of Engineering for Mirror Image, a content delivery network. From August 1998 to August 2000, Mr. Whitcomb was Vice President of Engineering at MyWay.com Corporation, formerly known as Planet Direct Corporation, a subsidiary of CMGI. From May 1997 to August 1998, Mr. Whitcomb was Director of Information Services at MyWay.com. From February 1997 to May 1997, Mr. Whitcomb was a consultant for OceanOne Technologies LLC, a technology consulting firm. From April 1995 to February 1997, Mr. Whitcomb was a Manager and Team Leader of Integrated Business Systems at Borden Global Packaging.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Our common stock commenced trading on the Nasdaq National Market on October 22, 1999 and is traded under the symbol "NAVI." As of September 30, 2001, there were 118 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq National Market, adjusted to reflect the effect of the April 5, 2000 two-for-one stock split.

                                                                 Closing Price
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
   Fiscal Year Ending July 31, 2001:
     May 1, 2001 through July 31, 2001.......................... $  2.85 $ 0.75
     February 1, 2001 through April 30, 2001....................    3.59   1.03
     November 1, 2000 through January 31, 2001..................   12.75   2.03
     August 1, 2000 through October 31, 2000....................   53.00   7.78
   Fiscal Year Ending July 31, 2000:
     May 1, 2000 through July 31, 2000.......................... $ 58.88 $34.00
     February 1, 2000 through April 30, 2000....................  164.94  26.50
     November 1, 1999 through January 31, 2000..................   63.25  21.50
     October 22, 1999 through October 31, 1999..................   25.50  14.06

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

Recent Sales of Unregistered Securities

   On June 11, 2001, we issued 158,956 shares of our common stock to CMGI for payment of interest in an amount of $586,155 related to the $80 million convertible notes payable to CMGI. These shares were issued on June 11, 2001, representing the number of shares of common stock equal to $586,155 divided by the average of the closing prices per share of common stock as reported on the Nasdaq National Market on January 24, 25, 26, 29 and 30, 2001, rounded up to the nearest whole share. On June 11, 2001, we issued 801,675 shares of our common stock to CMGI for payment of interest in an amount of $1,518,375 related to the notes. These shares were issued on June 11, 2001, representing the number of shares of common stock equal to $1,518,375 divided by the average of the closing prices per share of common stock as reported on the Nasdaq National Market on April 23, 24, 25, 26 and 27, 2001, rounded up to the nearest whole share. On July 31, 2001, we issued 1,829,075 shares of our common stock to CMGI for payment of interest in an amount of $1,503,500 related to the notes. These shares were issued on July 31, 2001, representing the number of shares of common stock equal to $1,503,500 divided by the average of the closing prices per share of common stock as reported on the Nasdaq National Market on July 24, 25, 26, 27 and 30, 2001, rounded up to the nearest whole share. The common stock was issued in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results of any future period.

(Amounts in 000's except per                  Year Ended July 31,
share data)                       ------------------------------------------------
                                    2001       2000      1999      1998     1997
                                  ---------  --------  --------  --------  -------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Revenue.......................  $  66,358  $ 24,870  $  3,461  $    158  $   --
  Revenue, related parties......     36,368    24,893     7,058     3,871    3,361
                                  ---------  --------  --------  --------  -------
Total revenue...................    102,726    49,763    10,519     4,029    3,361
Cost of revenue.................    129,085    68,496    20,338     8,876    3,494
                                  ---------  --------  --------  --------  -------
    Gross margin................    (26,359)  (18,733)   (9,819)   (4,847)    (133)
Operating expenses:
  Product development...........     14,072     5,197     2,620       287      --
  Selling and marketing.........     32,251    22,805     6,888     2,530      347
  General and administrative....     33,011    12,270     4,823     1,412      467
  Restructuring.................      8,011       --        --        --       --
                                  ---------  --------  --------  --------  -------
    Total operating expenses....     87,345    40,272    14,331     4,229      814
Loss from operations............   (113,704)  (59,005)  (24,150)   (9,076)    (947)
Other income (expense):
  Interest income...............      2,753     2,027         4       --       --
  Interest expense..............     (8,042)   (1,001)     (347)      (85)      (1)
  Other income (expense), net...        292         9       (39)      (11)     --
                                  ---------  --------  --------  --------  -------
Loss before cumulative effect of
 change in accounting
 principle......................   (118,701)  (57,970)  (24,532)   (9,172)    (948)
Cumulative effect of change in
 accounting principle...........     (4,295)      --        --        --       --
                                  ---------  --------  --------  --------  -------
Net loss........................   (122,996)  (57,970)  (24,532)   (9,172)    (948)
Accretion of dividends on Series
 C and D convertible redeemable
 preferred stock................        --        --       (172)      --       --
                                  ---------  --------  --------  --------  -------
Net loss applicable to common
 shareholders...................  $(122,996) $(57,970) $(24,704) $ (9,172) $  (948)
                                  =========  ========  ========  ========  =======
Basic and diluted net loss per
 common share:
  Before cumulative effect of
   change in accounting
   principle....................  $   (2.01) $  (1.37) $  (3.71) $  (0.57) $ (0.12)
  Cumulative effect of change in
   accounting principle.........      (0.07)      --        --        --       --
                                  ---------  --------  --------  --------  -------
Basic and diluted net loss per
 common share...................  $   (2.08) $  (1.37) $  (3.71) $  (0.57) $ (0.12)
                                  =========  ========  ========  ========  =======
Basic and diluted weighted
 average number of common shares
 outstanding....................     58,993    42,270     6,663    16,034    8,000
                                  =========  ========  ========  ========  =======
BALANCE SHEET DATA:
Working capital (deficit).......  $  (9,683) $ 48,159  $ (1,355) $(13,552) $(2,566)
                                  =========  ========  ========  ========  =======
Total assets....................  $ 112,266  $175,461  $ 21,111  $  5,479  $ 2,010
                                  =========  ========  ========  ========  =======
Long-term obligations...........  $  69,852  $ 24,988  $  1,935  $  1,090  $   --
                                  =========  ========  ========  ========  =======
Shareholder's equity (deficit)..  $  (6,962) $ 97,474  $ (4,369) $(10,066) $  (895)
                                  =========  ========  ========  ========  =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In March 2000, our board of directors approved a two-for-one common stock split, affected in the form of a stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on April 5, 2000 to stockholders of record at the close of business on March 22, 2000. Accordingly, the consolidated financial statements have been retroactively adjusted for all periods presented to reflect this event. Unless otherwise indicated, all share information in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the two-for-one stock split.

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

   Since January 31, 2000, our corporate headquarters has been located at 400 Minuteman Road, Andover, Massachusetts. Before this date, our corporate headquarters was shared with CMGI and several other CMGI affiliates. CMGI allocated rent, facility maintenance and service costs among these affiliates based upon headcount within each affiliate and within each department of each affiliate. Other services provided by CMGI to us included support for enterprise services, human resources and benefits and Internet marketing and business development. Management believes that costs approximate the fair value of the services received. Actual expenses could have varied had we been operating on a stand-alone basis. Costs are allocated to us on the basis of the fair market value for the facilities used and the services provided. Through July 31, 2001, we operated two data centers in California and two data centers in Andover, Massachusetts. On July 31, 2001, we announced the closure of our two original data centers, one in Andover, Massachusetts and one in Scotts Valley, California.

   We derive our revenue primarily from managed hosting services, but within that framework, from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, a range of bandwidth services, Content Distribution Network services, advanced back-up options, managed storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, network and application load balancing, system security, and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including scalability testing, streaming services for managed hosting customers, databases and transaction processing services. We also derive revenue from related consulting and other professional services, and from providing a full suite of streaming services for the production, management, reporting, and tracking of live and on-demand web events. Revenue also includes income from the rental of equipment to customers, termination fees and one-time installation fees. Revenue is recognized in the period in which the services are performed. Installation fees are recognized over the period of the customer contract. Previous to fiscal year 2001, installation revenue was recognized at the time installation services were provided. Our customer contracts generally are a one to three year commitment.

   We have incurred significant net losses and negative cash flows from operations since our inception and, as of July 31, 2001, had an accumulated deficit of approximately $215.7 million. These losses primarily have been funded by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering and related underwriters' over-allotment in October 1999 and November 1999, respectively, and the sale-leaseback of certain assets. We intend to continue to invest in sales, marketing, promotion, technology and infrastructure development as we grow. We believe that we will continue to incur operating losses and negative cash flows from operations for at least the next fiscal year.

Recent Developments

   On October 29, 2001, we entered into an agreement under which we will receive a total of $65 million in financing from CFS and CMGI. Under the terms of the agreement, CFS and CMGI will provide us with cash investments of $20 million and $10 million respectively in exchange for convertible notes. Additionally, CFS has agreed to restructure certain outstanding NaviSite lease obligations. We have agreed to purchase equipment from CFS leased under operating leases in exchange for a six-year, $35 million convertible note. As a result, we expect to substantially reduce cash expenditures on operating leases over the next two fiscal years. This note also allows us to finance past due lease payments, the sales tax on the equipment purchase and the outright purchase of the equipment.

   The notes bear interest at 12% and will require payment of interest only for the first three years from the date of issuance and then repayment of interest and principal, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. The principal amount may be convertible into our common stock at the option of the noteholders at any time prior to or at maturity. Should CFS convert its notes into NaviSite common stock, they would own a controlling stake in NaviSite. Additionally, the agreement includes a provision for non-voting participation rights by CFS on our board of directors.

   As a part of this agreement, CMGI has also agreed to convert its existing $80 million in outstanding notes into approximately 14.5 million shares of our common stock and an additional $16.2 million of other amounts due CMGI into approximately 9.9 million shares of our common stock. The result of this agreement is that $7 million in remaining interest payments due to CMGI, $9.2 million in unamortized debt issuance costs and the repayment of the $80 million principal amount due in December 2003 will be converted to equity.

   This agreement has been approved by the boards of directors of each of NaviSite, CMGI and CFS. Certain NaviSite terms relating to the authorization and issuance of shares of our common stock upon conversion of the senior secured convertible notes issued under the agreements will be subject to approval by our stockholders.

Results of Operations

   The following table sets forth the consolidated statement of operations data for the periods indicated as a percentage of revenues:

                                                     Year Ended July 31
                                                    ------------------------
                                                     2001     2000     1999
                                                    ------   ------   ------
   Revenue:
     Revenue.......................................   64.6%    50.0%    32.9%
     Revenue, related parties......................   35.4%    50.0%    67.1%
                                                    ------   ------   ------
       Total revenue...............................  100.0%   100.0%   100.0%
   Cost of revenue.................................  125.7%   137.6%   193.3%
                                                    ------   ------   ------
       Gross margin................................  (25.7)%  (37.6)%  (93.3)%
   Operating expenses:
     Product development...........................   13.7%    10.4%    24.9%
     Selling and marketing.........................   31.4%    45.8%    65.5%
     General and administrative....................   32.1%    24.7%    45.9%
     Restructuring.................................    7.8%     0.0%     0.0%
                                                    ------   ------   ------
       Total operating expenses....................   85.0%    80.9%   136.3%
                                                    ------   ------   ------
   Loss from operation............................. (110.7)% (118.5)% (229.6)%
   Other income (expense):
     Interest income...............................    2.7%     4.1%     0.1%
     Interest expense..............................   (7.8)%   (2.0)%   (3.3)%
     Other income (expense), net...................    0.3%     0.0%    (0.4)%
                                                    ------   ------   ------
       Total other income (expense)................   (4.8)%    2.1%    (3.6)%
                                                    ------   ------   ------
   Loss before cumulative effect of change in
    accounting principle........................... (115.5)% (116.4)% (233.2)%
   Cumulative effect of change in accounting
    principle......................................   (4.2)%    0.0%     0.0%
                                                    ------   ------   ------
   Net loss........................................ (119.7)% (116.4)% (233.2)%
                                                    ======   ======   ======

Comparison of Fiscal Years Ended July 31, 2001 and 2000

 Revenue

   Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In fiscal 2001, we sold services to CMGI and CMGI affiliates totaling approximately $36.4 million, or 35% of revenue. Four of these customers accounted for approximately 24.64%, 17.14%, 15.07% and 13.57% of revenue, respectively. As of July 31, 2001, CMGI owned approximately 69.35% of our outstanding common stock, the balance of the common stock owned by the public.

   Total revenue increased 106% to approximately $102.7 million in fiscal 2001, from approximately $49.8 million in fiscal 2000. The increase in revenue is due primarily to an increase of approximately $13.8 million of revenue related to the 114 new unaffiliated customers in the fiscal year and additional business with both existing unaffiliated customers, and affiliated customers of CMGI. Revenue from unaffiliated customers increased to approximately $66.4 million or 65% of total revenue, from approximately $24.8 million or 50% of total revenue for fiscal year 2000. The number of unaffiliated customers decreased 19% to 273 at July 31, 2001 from 338 as of July 31, 2000. We will continue to focus our efforts to expand our revenues with new unaffiliated enterprise customers over the near term. However, there can be no assurance that we will be successful or that the industry trend towards outsourcing IT functions and Web hosting applications will increase in the future. For fiscal year 2002, we are anticipating a 10 to 15% decrease in revenue from the fiscal year 2001 levels.

   During fiscal year 2001, we adopted SEC Staff Accounting Bulletin No. 101-- Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, installation fees are recognized over the life of the related customer contracts. Prior to fiscal year 2001, we recognized installation fees at the time the installation occurred. The cumulative effect of the change in accounting principle on all prior years resulted in a $4.3 million increase in net loss for the year ended July 31, 2001 and is reflected as a cumulative effect of change in accounting principle. Revenue for the year ended July 31, 2001 includes $1.5 million that was included in the cumulative effect adjustment. The $1.5 million of 2001 revenue was primarily attributable to the recognition of previously deferred revenue on customers lost during 2001.

 Cost of Revenue

   Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our four data centers, such as rent and utilities. With the growth of our business, we expect these costs to increase in dollar terms, but decline on a percentage of revenue basis. We also expect to achieve economies of scale as a result of spreading more volume over fixed assets, increasing productivity and using new technological tools. For fiscal year 2002, we are anticipating that the cost of sales will decrease from the fiscal year 2001 levels. The anticipated decrease is a result of our fiscal year 2001 restructuring efforts. The restructuring efforts are expected to result in decreased labor costs and reduced equipment and infrastructure expenses going forward.

   Cost of revenue in dollars increased 88% to approximately $129.1 million in fiscal 2001, from approximately $68.5 million in fiscal 2000. As a percentage of revenue, cost of revenue decreased to 126% in fiscal 2001, from 138% in fiscal 2000. The dollar-value increase is due primarily to the costs associated with increased investment in our data centers. These costs principally include labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth. Included in the fiscal year 2001 cost of revenue is a charge of approximately $1.9 million related to certain equipment under operating leases, which has been deemed not to have a future economic benefit us.

 Gross Margin

   Gross margin improved to approximately a negative (25.7%) of total revenue for fiscal year 2001, from approximately a negative (37.6%) of total revenue for fiscal year 2000. The improvement in the gross margin is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we make "up-front" fixed investments in both equipment and personnel. These costs are leveraged across our data centers. We anticipate that our gross margins will continue to improve, based on current estimates and expectations and barring unforeseen circumstances, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

 Operating Expenses

   Product Development. Product development expenses consist mainly of salaries and related costs. Our product development staff focuses on Internet applications and network architecture. This group identifies new

Internet application software offerings, incorporates these new offerings into our suite of service offerings and positions these new offerings for marketing, sale and deployment. Our product development group also implements the various technologies, including network storage and back-up, that provide the infrastructure for both our internal network and the solutions we offer our customers. As with sales and marketing, we believe that increased investment in product development is critical to attaining our strategic objectives and maintaining our competitive edge. For fiscal year 2002, we expect the dollar value of product development expenses to decline on a percentage of revenue basis. Product development expenses increased to $14.1 million in fiscal 2001, from approximately $5.2 million in fiscal 2000. As a percentage of revenue, product development expenses increased to 14% in fiscal 2001, from 10% in fiscal 2000. The dollar-value increase in product development expenses is primarily related to the headcount and related costs resulting from the increase in product development personnel to 54 at July 31, 2001 from 31 at July 31, 2000. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

   Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. For fiscal year 2002, we expect selling and marketing expenses to decline in dollar terms. We continue to make targeted investments in areas that promote brand recognition and increase new customer acquisitions. We intend to accomplish this by adding capabilities in our direct sales and marketing organizations, building leveraged distribution channels with selected technology partners and increasing spending in targeted PR and marketing programs.

   Selling and marketing expenses increased 41% to approximately $32.3 million in fiscal 2001, from approximately $22.8 million in fiscal 2000. As a percentage of revenue, selling and marketing expenses decreased to 31% in fiscal 2001, from 46% in fiscal 2000. The dollar-value increase is due primarily to increased headcount, salaries and commissions and expenses for marketing programs, advertising and product literature.

   General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt, and corporate overhead. Also included are intercompany charges from CMGI for facilities (prior to our move to our new headquarters in January 2000), human resource support and business development. With the growth of our business, we expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis, as we hire additional personnel and incur additional costs related to the growth of our business.

   General and administrative expenses increased 170% to approximately $33.0 million in fiscal 2001, from approximately $12.3 million in fiscal 2000. As a percentage of revenue, general and administrative expenses increased to 32% in fiscal 2001, from 25% in fiscal 2000. The dollar-value increase in general and administrative expenses is primarily due to an increase in headcount, salaries and related costs, to approximately $9.9 million in fiscal 2001, from approximately $4.3 million in fiscal 2000, resulting from the hiring of additional administrative, legal, human resource, IT and finance personnel to support our growing and expanding operations and an increase in bad debt expense to approximately $11.9 million in fiscal 2001, from approximately $1.0 million in fiscal 2000. For fiscal year 2002, we are anticipating a decrease in general and administrative expense resulting from the fiscal year 2001 restructuring, lower labor levels and decreased bad debt expense.

   Restructuring. During July 2001, we announced a plan, approved by our board of directors, to restructure our operations and consolidate data centers, which resulted in a charge of $8,011,000. Of the total restructuring charge, approximately $1,810,000 is related to employee termination benefits. We terminated 126 employees on July 31, 2001 and paid all termination benefits in the first fiscal quarter 2002. The restructuring charge also includes approximately $6,201,000 of costs related to the closing of our original data centers (Scotts Valley, California and Andover, Massachusetts). The components of the facility closing costs included $3,829,000 of lease costs and other contractual obligations, to be paid over the term of the respective agreements, and $2,372,000 of write-offs of leasehold improvements.

 Interest Income

   Interest income increased to approximately $2.8 million in fiscal 2001, from approximately $2.1 million in fiscal 2000. The increase is due primarily to the increase of average cash on hand due to additional financing events during the fiscal year.

 Interest Expense

   Interest expense increased to approximately $8.0 million in fiscal 2001, from approximately $1.0 million in fiscal 2000. This increase is due primarily to the interest on the $80.0 million CMGI Notes and related warrant amortization.

Comparison of Fiscal Years Ended July 31, 2000 and 1999

 Revenue

   Total revenue increased 373% to approximately $49.8 million in fiscal 2000, from approximately $10.5 million in fiscal 1999. The increase in revenue is due primarily to an increase of approximately $18.5 million of revenue related to the 275 new unaffiliated customers in the quarter and additional business with both existing unaffiliated customers, and affiliated customers of CMGI. Revenue from unaffiliated customers increased to approximately $24.9 million or 50% of total revenue, from approximately $3.5 million or 33% of total revenue for fiscal year 1999. The number of unaffiliated customers increased 68.6% to 338 at July 31, 2000 from 106 as of July 31, 1999.

 Cost of Revenue

   Cost of revenue increased 237% to approximately $68.5 million in fiscal 2000, from approximately $20.3 million in fiscal 1999. As a percentage of revenue, cost of revenue decreased to 138% in fiscal 2000, from 193% in fiscal 1999. The dollar-value increase in each period was due primarily to the costs associated with increased investment in our existing data centers. These costs principally included labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth and connectivity charges.

 Gross Margin

   Gross margin improved to approximately a negative (38%) of total revenue for fiscal year 2000, from approximately a negative (93%) of total revenue for fiscal year 1999. The improvement in the gross margin is a direct result of scaling the fixed infrastructure and labor costs across a larger customer base. Our business model requires that we make "up-front" fixed investments in both equipment and personnel. These costs are leveraged across our data centers. We anticipate that our gross margins should continue to improve, based on current estimates and expectations and barring unforeseen circumstances, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

 Operating Expenses

   Product Development. Product development expenses increased to $5.2 million in fiscal 2000, from approximately $2.6 million in fiscal 1999. This increase was due primarily to the costs associated with an increase in product development personnel by July 31, 2000 to 31, from 20 at July 31, 1999. This growth in product development personnel reflects our increased service offerings and emphasis on application services.

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

   General and Administrative. General and administrative expenses increased 154% to approximately $12.3 million in fiscal 2000, from approximately $4.8 million in fiscal 1999. The dollar-value increase in general and administrative expenses was due to both an increase in salaries and related costs, to approximately $4.3 million in fiscal 2000, from approximately $1.7 million in fiscal 1999, resulting from the hiring of additional administrative and finance personnel to support our growing operations and expanding operations.

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

 Interest Expense

   Interest expense, increased to approximately $1.0 million in fiscal 2000, from $347,000 in fiscal 1999. This increase is due primarily to interest incurred on capital lease obligations.

Liquidity and Capital Resources

   Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering the issuance of preferred stock to strategic investors and related underwriters' over-allotment in October 1999 and November 1999, respectively.

   Our cash and cash equivalents decreased to $22.2 million at July 31, 2001 from $77.9 million at July 31, 2000 and we had a working capital deficit of $9.7 million at July 31, 2001. Net cash used in operating activities was $88.8 million for the year ended July 31, 2001, resulting primarily from net losses and increases in accounts receivable, and decreases in accounts payable, accrued expenses and deferred revenue, partially offset by increases in amounts due to CMGI, bad debt expense, and depreciation and amortization. The increases in accounts receivable are a direct result of the related increase in revenue during 2001 compared to 2000, net of increased bad debt expense associated primarily with customers concentrated in the Internet and dot.com sector.

   Net cash used in investing activities was $17.4 million for the year ended July 30, 2001, primarily associated with the acquisition of property and equipment and restricted cash required to secure lease commitments, partially offset by proceeds on the sale-leaseback of certain equipment. Net cash provided by financing activities was $50.5 million for the year ended July 31, 2001, comprised primarily of $80 million received through the issuance of convertible notes payable to CMGI offset by payments under capital lease obligations.

   During fiscal 2000, we sold certain of our equipment and leasehold improvements in our two new data centers in a sale-leaseback transaction (referred to as the capital lease) to a bank for approximately $30.0 million. During fiscal year 2001, we repaid the remaining balance of the capital lease obligation totaling approximately $27.0 million.

   During fiscal year 2001, we sold certain equipment in a sale-leaseback transaction to an equipment vendor for approximately $13.9 million. We simultaneously entered into an operating lease of the equipment with the vendor. The lease is payable in monthly installments through December 2002.

   During fiscal year 2001, we renewed a letter of credit for the lease of our Andover, Massachusetts facility. The terms of the letter of credit require a pledge of approximately $4.4 million, which is reflected on the balance sheet as restricted cash at July 31, 2001.

   During fiscal year 2001, we entered into a letter of credit for the lease of our San Diego, California facility. The terms of the letter of credit require a pledge of approximately $555,000, which is also reflected on the balance sheet as restricted cash at July 31, 2001. On October 3, 2001, the bank did not renew the letter of credit and the funds were remitted to the landlord.

   During fiscal year 2001, we entered into a Note and Warrant Purchase Agreement (referred to as the Agreement) with CMGI. The Agreement provided for the sale of a subordinated, unsecured, convertible note in the principal amount of $50 million and a subordinated, unsecured, convertible note in the principal amount of $30 million (collectively referred to as the Notes). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into our common stock at a conversion price equal to $5.535 per share. We received gross proceeds of $80 million from the issuance of the Notes. The annual interest rate on the notes is 7.5% payable quarterly in, at our discretion, either cash or our common stock. The principal amount is due in full by December 12, 2003. In connection with the Agreement, we granted CMGI, effective December 15, 2000, a warrant to purchase 2,601,625 shares of our common stock at $5.77 per share, and a warrant to purchase 2,601,625 shares of our common stock at $6.92 per share. The warrants are exercisable upon issuance and expire on December 15, 2005. We ascribed a fair value of $12.9 million to the warrants using the Black-Scholes model and are amortizing this fair value over the life of the Notes as an additional component of interest expense.

   On October 29, 2001, we entered into an agreement between CMGI and CFS. Under the terms of the agreement, we have agreed to purchase equipment from CFS leased by us under operating lease agreements expiring through 2003 in exchange for a note of approximately $35 million. This note also allows us to finance past due lease payments, the sales tax on the equipment purchase and the outright purchase of the equipment. Additionally, we will receive $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes. The notes bear interest at 12% and require payment of interest only for the first three years from date of issuance. All interest to CMGI and a portion of the interest payable to CFS in the first two years may be paid in our common stock. Principal and interest payments are due on a straight line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible notes will be secured by substantially all of our assets and cannot be prepaid. Holders of the convertible notes are entitled to both demand and "piggyback" registration rights, and CFS is entitled to anti-dulution protection under certain circumstances. The agreement with CFS also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets.

   The principal balances may be converted into our common stock at the option of the holders at any time prior to or at maturity, at a conversion price of $0.26 per share. CMGI also agreed to convert its existing $80 million in principal outstanding under the notes into approximately 14.5 million shares of our common stock. CMGI also agreed to convert approximately $16.2 million in other amounts due by us to CMGI into approximately 9.9 million shares of our common stock. Should CFS convert its notes into our common stock, they would own a controlling interest in our company.

   During the renegotiations of our equipment lease obligations, we have not paid certain scheduled lease payments to certain vendors. Our total remaining lease obligation to these vendors is approximately $57 million. Of this amount, approximately $27 million was restructured in the CFS agreement, which provides for our purchase of equipment under operating leases. During the renegotiations, we have been notified by certain lessors that we are in default of our lease agreements.

Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts, or return of the underlying equipment. We plan to cure these defaults within 60 days of closing the transactions contemplated by the CFS agreement.

   We have experienced a substantial increase in our expenditures since inception consistent with our growth in operations and staffing. We anticipate that expenditures will continue to increase as we grow our business. Additionally, we will continue to evaluate investment opportunities in businesses that management believes will complement our technologies and market strategies.

   We currently anticipate that our available cash resources at July 31, 2001 combined with the cash to be received from CMGI and CFS, as described above will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next twelve months. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures or to acquire complementary businesses, products or technologies. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Under our arrangement with CFS, we must obtain their consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive their consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. We invest our cash primarily in money market funds. An increase or decrease in interest rates would not significantly increase or decrease interest expense on capital lease obligations due to the fixed nature of such obligations. We also have fixed rate notes payable to CMGI. On October 29, 2001, CMGI agreed to convert these notes, including unamortized debt issuance costs, into our common stock. We do not currently have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data.

                                 NAVISITE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  33

Consolidated Balance Sheets as of July 31, 2001 and 2000..................  34

Consolidated Statements of Operations for the years ended July 31, 2001,
 2000 and 1999............................................................  35

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
 the years ended
 July 31, 2001, 2000 and 1999.............................................  36

Consolidated Statements of Cash Flows for the years ended July 31, 2001,
 2000, and 1999...........................................................  37

Notes to Consolidated Financial Statements................................  38

Independent Auditors' Report on Financial Statement Schedule..............  56

Financial Statement Schedule II--Valuation and Qualifying Accounts........  57

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

   We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiary as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiary as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in note 2 to the consolidated financial statements, effective August 1, 2000, the Company changed its method of accounting for installation services.

                                          /s/ KPMG LLP

Boston, Massachusetts
September 25, 2000 except as to note 15,  which is as of October 29, 2001

                                 NAVISITE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 July 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (in thousands,
                                                             except par value)
                           ASSETS
                           ------
Current assets:
 Cash and cash equivalents.................................. $ 22,214  $ 77,947
 Accounts receivable, less allowance for doubtful accounts
  of $6,859 and $1,219 at July 31, 2001 and 2000,
  respectively..............................................   10,933    14,025
 Due from CMGI and affiliates...............................    4,362     5,985
 Prepaid expenses and other current assets..................    2,184     3,201
                                                             --------  --------
   Total current assets.....................................   39,693   101,158
Property and equipment, net.................................   63,410    70,651
Other assets................................................    3,718     3,051
Restricted cash.............................................    5,051       --
Goodwill, net of accumulated amortization of $631 and $424
 at July 31, 2001 and 2000, respectively....................      394       601
                                                             --------  --------
   Total assets............................................. $112,266  $175,461
                                                             ========  ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
Current liabilities:
 Capital lease obligations, current portion................. $     42  $  5,689
 Due to CMGI................................................   14,821     5,310
 Accounts payable...........................................   10,341    13,457
 Accrued expenses...........................................   19,299    27,079
 Deferred revenue...........................................    3,818       697
 Software vendor payable, current portion...................      837       767
 Customer deposits..........................................      218       --
                                                             --------  --------
   Total current liabilities................................   49,376    52,999
Capital lease obligations, less current portion.............      --     23,999
Software vendor payable, less current portion...............       79       989
Convertible notes payable to CMGI, net......................   69,773       --
                                                             --------  --------
   Total liabilities........................................  119,228    77,987
Commitments and contingencies (note 7)
Stockholders' equity (deficit):
 Preferred Stock, $.01 par value, 5,000 shares authorized;
  0 and 0 shares issued and outstanding at
  July 31, 2001 and 2000, respectively......................      --        --
 Common Stock, $.01 par value, 150,000 shares authorized:
  61,868 and 58,364 shares issued and outstanding at July
  31, 2001 and 2000, respectively...........................      619       584
 Deferred compensation......................................      --       (762)
 Additional paid-in capital.................................  208,064   190,301
 Accumulated deficit........................................ (215,645)  (92,649)
                                                             --------  --------
   Total stockholders' equity (deficit).....................   (6,962)   97,474
                                                             --------  --------
     Total liabilities and stockholders' equity (deficit)... $112,266  $175,461
                                                             ========  ========

          See accompanying notes to consolidated financial statements

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended July 31,
                                                -----------------------------
                                                  2001       2000      1999
                                                ---------  --------  --------
                                                 (in thousands, except par
                                                          value)
Revenue:
  Revenue...................................... $  66,358  $ 24,870  $  3,461
  Revenue, related parties.....................    36,368    24,893     7,058
                                                ---------  --------  --------
    Total revenue..............................   102,726    49,763    10,519
Cost of revenue................................   129,085    68,496    20,338
                                                ---------  --------  --------
    Gross margin...............................   (26,359)  (18,733)   (9,819)
Operating expenses:
  Product development..........................    14,072     5,197     2,620
  Selling and marketing........................    32,251    22,805     6,888
  General and administrative...................    33,011    12,270     4,823
  Restructuring................................     8,011       --        --
                                                ---------  --------  --------
    Total operating expenses...................    87,345    40,272    14,331
                                                ---------  --------  --------
Loss from operations...........................  (113,704)  (59,005)  (24,150)
Other income (expense):
  Interest income..............................     2,753     2,027         4
  Interest expense.............................    (8,042)   (1,001)     (347)
  Other income (expense), net..................       292         9       (39)
                                                ---------  --------  --------
Loss before cumulative effect of change in
 accounting principle..........................  (118,701)  (57,970)  (24,532)
Cumulative effect of change in accounting
 principle.....................................    (4,295)      --        --
                                                ---------  --------  --------
Net loss.......................................  (122,996)  (57,970)  (24,532)
Accretion of dividends on Series C and D
 convertible redeemable preferred stock........       --        --       (172)
                                                ---------  --------  --------
Net loss applicable to common shareholders..... $(122,996) $(57,970) $(24,704)
                                                =========  ========  ========
Basic and diluted net loss per common share:
Before cumulative effect of change in
 accounting principle.......................... $   (2.01) $  (1.37) $  (3.71)
Cumulative effect of change in accounting
 principle.....................................     (0.07)      --        --
                                                ---------  --------  --------
Basic and diluted net loss per common share.... $   (2.08) $  (1.37) $  (3.71)
                                                =========  ========  ========
Basic and diluted weighted average number of
 common shares outstanding.....................    58,993    42,270     6,663
                                                =========  ========  ========
Unaudited pro forma basic and diluted net loss
 per share.....................................       --   $  (1.08) $  (0.75)
                                                =========  ========  ========
Pro forma weighted average number of basic and
 diluted shares outstanding....................       --     53,829    32,814
                                                =========  ========  ========

                 See accompanying notes to financial statements

                                 NAVISITE, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                          Series A       Series B
                        Convertible     Convertible
                         Preferred       Preferred
                           Stock           Stock       Common Stock                 Additional             Stockholders'
                       --------------- -------------- ----------------   Deferred    Paid-In   Accumulated    Equity
                       Shares   Amount Shares  Amount  Shares   Amount Compensation  Capital     Deficit     (Deficit)
                       -------  ------ ------  ------ --------  ------ ------------ ---------- ----------- -------------
Balance at July 31,
 1998................      --    $--     --     $--     16,102   $ 81    $   --      $    --    $ (10,147)   $ (10,066)
Reorganization.......    1,324     13    --      --    (16,000)   (80)       --        15,755         --        15,688
Conversion of Debt to
 CMGI Convertible
 Preferred Stock.....      --     --     542       5       --     --         --        14,708         --        14,713
Exercise of stock
 options.............      --     --     --      --         36    --         --           --          --           --
Accretion of
 dividends on Series
 C and D Preferred
 Stock...............      --     --     --      --        --     --         --          (172)        --          (172)
Net loss.............      --     --     --      --        --     --         --           --      (24,532)     (24,532)
                       -------   ----  -----    ----  --------   ----    -------     --------   ---------    ---------
Balance at July 31,
 1999................    1,324     13    542       5       138      1        --        30,291     (34,679)      (4,369)
Conversion of Debt to
 CMGI into Series B
 Preferred Stock.....      --     --      88     --        --     --         --        12,257         --        12,257
Conversion of Series
 B, C, and D
 Convertible
 Redeemable Preferred
 Stock into common
 stock...............   (1,324)   (13)  (630)     (5)   43,244    432        --        15,006         --        15,420
Issuance of common
 stock in conjunction
 with public
 offering, net of
 offering costs of
 $8,169..............      --     --     --      --     13,631    137        --       130,054         --       130,191
Issuance of common
 stock in connection
 with employee stock
 purchase plan and
 exercise of stock
 options.............      --     --     --      --      1,283     13        --         1,105         --         1,118
Deferred stock
 compensation related
 to acquisition......      --     --     --      --         68      1     (1,589)       1,588         --           --
Amortization of
 deferred stock
 compensation........      --     --     --      --        --     --         827          --          --           827
Net loss.............      --     --     --      --        --     --         --           --      (57,970)     (57,970)
                       -------   ----  -----    ----  --------   ----    -------     --------   ---------    ---------
Balance at July 31,
 2000................      --     --     --      --     58,364    584       (762)     190,301     (92,649)      97,474
Issuance of common
 stock in connection
 with employee stock
 purchase plan and
 exercise of stock
 options.............      --     --     --      --        714      7        --           975         --           982
Issuance of stock
 warrants in
 connection with
 convertible debt....      --     --     --      --        --     --         --        12,918         --        12,918
Issuance of common
 stock in connection
 with the interest on
 convertible debt....      --     --     --      --      2,790     28        --         3,581         --         3,609
Deferred stock
 compensation related
 to acquisition......      --     --     --      --        --     --        (289)         289         --           --
Amortization of
 deferred stock
 compensation........      --     --     --      --        --     --       1,051          --          --         1,051
Net loss.............      --     --     --      --        --     --         --           --     (122,996)    (122,996)
                       -------   ----  -----    ----  --------   ----    -------     --------   ---------    ---------
Balance at July 31,
 2001................      --    $--     --     $--     61,868   $619    $   --      $208,064   $(215,645)   $  (6,962)
                       =======   ====  =====    ====  ========   ====    =======     ========   =========    =========

          See accompanying notes to consolidated financial statements

                                 NAVISITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years ended July 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
                                                       (in thousands)
Cash flows from operating activities:
 Net loss....................................... $(122,996) $(57,970) $(24,532)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization.................    15,154     9,081     2,081
  (Gain)/loss on disposal of assets.............      (133)      --         39
  Provision for bad debts.......................    11,948     1,069       275
  Amortization of deferred compensation.........     1,051       827       --
  Interest on convertible notes payable to
   CMGI.........................................     3,609       --        --
  Accretion of debt discount....................     2,691       --        --
  Changes in operating assets and liabilities,
   net of impact of acquisitions:
   Accounts receivable..........................    (6,373)  (12,898)   (1,667)
   Due from CMGI and affiliates.................     1,623    (5,908)      (77)
   Prepaid expenses and other current assets....     1,016    (1,738)      739
   Due to CMGI..................................     9,511     5,310       --
   Deposits.....................................       (58)   (2,660)     (232)
   Deferred IPO costs...........................       --        --       (335)
   Accounts payable.............................    (3,116)   11,049     1,000
   Customer deposits............................       218       --        --
   Accrued expenses and deferred revenue........    (2,945)   23,618     2,553
                                                 ---------  --------  --------
    Net cash used for operating activities......   (88,800)  (30,220)  (20,156)
Cash flows from investing activities:
 Net cash acquired in acquisition...............       --          7       --
 Purchases of property and equipment............   (25,515)  (66,328)   (9,767)
 Proceeds from the sale of equipment............    13,884       --        --
 Restricted cash................................    (5,051)      --        --
 Other assets...................................      (747)      --        --
                                                 ---------  --------  --------
    Net cash used for investing activities......   (17,429)  (66,321)   (9,767)
Cash flows from financing activities:
 Issuance of convertible notes payable to CMGI..    80,000       --        --
 Proceeds from increase in debt to CMGI, net....       --     12,257    18,962
 Proceeds from issuance of Series C and D
  Convertible Redeemable Preferred Stock, net of
  financing costs...............................       --        --     15,249
 Proceeds from exercise of stock options and
  employee stock purchase plan..................       982     1,118       --
 Proceeds from issuance of common stock, net of
  offering costs of $8,169......................       --    130,190       --
 Proceeds from sale-leaseback...................       --     30,000       --
 Repayment of note payable......................       --     (1,000)      --
 Payments of capital lease obligations..........   (29,646)     (720)     (122)
 Payments of software vendor obligations........      (840)     (709)     (814)
                                                 ---------  --------  --------
    Net cash provided by financing activities...    50,496   171,136    33,275
                                                 ---------  --------  --------
Net increase in cash............................   (55,733)   74,595     3,352
Cash, beginning of period.......................    77,947     3,352       --
                                                 ---------  --------  --------
Cash, end of period............................. $  22,214  $ 77,947  $  3,352
                                                 =========  ========  ========
Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
 Interest....................................... $   1,364  $    676  $     77
                                                 =========  ========  ========

                 See accompanying notes to financial statements

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

(2) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The Company is a majority owned subsidiary of CMGI, Inc. ("CMGI") or ("Parent"). The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI.

 (b) Principles of Consolidation

   The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. ("ClickHear") after elimination of all significant intercompany balances and transactions.

 (c) Liquidity

   At July 31, 2001, the Company had cash and cash equivalents of $22.2 million, a working capital deficit of $9.7 million and an accumulated deficit of $215.6 million. Additionally, the Company has incurred losses since its inception as infrastructure costs were incurred in advance of obtaining customers. Subsequent to year end, the Company ceased making payments due under certain operating lease agreements as part of an effort to restructure payment terms.

   Management has taken several actions to ensure that the Company will continue as a going concern through July 31, 2001, including the closing of two data centers, headcount reductions, and reductions in discretionary expenditures. Further, as discussed in note 15, the Company has entered into an agreement in which it will receive $30 million in additional cash, amounts due to CMGI will be converted into equity and restructured lease payments subsequent to year end. Management believes that these actions will enable the Company to continue as a going concern through July 31, 2002.

 (d) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 (e) Revenue Recognition and Accounting Change

   Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenue (other than installation fees) is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing

                                 NAVISITE, INC.

services are deferred until the period such services are provided. Effective August 1, 2001, the Company adopted SEC Staff Accounting Bulletin No. 101-- Revenue Recognition in Financial Statements ("SAB 101"). Under SAB 101, installation fees are recognized over the life of the related customer contract. Prior to fiscal year 2001, the Company recognized installation fees at the time that the installation occurred. The cumulative effect of the change in accounting for installation services on all prior years resulted in a $4.3 million increase in net loss for the year ended July 31, 2001 and is reflected as a cumulative effect of change in accounting principle. Revenue for the year ended July 31, 2001 includes $1.5 million that was included in the cumulative effect adjustment.

 (f) Cash

   Cash equivalents consist of a money market fund, which invests, in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

   On February 3, 2001, the Company renewed two letters of credit related to certain of its leased facilities. Under the terms of the letters of credit, the Company was required to pledge approximately $5.0 million in cash, which is reflected as restricted cash on the accompanying balance sheet at July 31, 2001. Subsequent to July 31, 2001, the letter of credit related to the La Jolla, California facility was not renewed and the landlord drew down the related $555,000 of restricted cash.

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

 (g) Software Development Costs

   Software development costs are accounted for under Statement of Financial Accounting Standard No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). Capitalization of software development costs commences upon the establishment of technological feasibility. To date, all such amounts have been insignificant, and, accordingly, the Company has charged all such costs to product development expense.

   The Company accounts for costs incurred for computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                                 NAVISITE, INC.

 (h) Property and Equipment

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

 (i) Goodwill

   Goodwill relates to the Company's purchase of Servercast in July 1998 and the Company's purchase of its wholly owned subsidiary ClickHear in February 2000 (see note 3). Such costs are being amortized on a straight-line basis over five years, the period expected to be benefited.

 (j) Accounting for Impairment of Long-Lived Assets

   The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future undiscounted cash flows to the asset's carrying value. If the estimated future undiscounted cash flows are less than the carrying value of the asset, a loss is recorded based on the excess of the asset's carrying value over fair value.

 (k) Income Taxes

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

 (l) Advertising Costs

   The Company recognizes advertising costs as incurred. Advertising expense was approximately $3,126,000, $1,462,000 and $417,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively, and is included in the accompanying statement of operations as a component of selling and marketing expenses.

                                 NAVISITE, INC.

 (m) Stock-Based Compensation Plans

   The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

 (n) Financial Instruments

   The Company's financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable and accrued expenses. As of July 31, 2001, the carrying cost of these instruments approximated their fair value. The Company also has fixed rate notes payable to CMGI. On October 29, 2001, CMGI agreed to convert these notes into equity (Note
15).

 (o) Historical and Unaudited Pro Forma Basic and Diluted Net Loss per Share

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

   For fiscal years ended July 31, 2001, 2000, and 1999, net loss per basic and diluted share is based on weighted average common shares and excludes any Common Stock equivalents, as they would be anti-dilutive due to the reported loss. For fiscal 2001, 2,516,907 of diluted shares related to employee stock options were excluded as they have an anti-dilutive effect due to the loss. For the fiscal years ended July 31, 2000 and 1999, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into Common Stock using the "if-converted" method form the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings
(loss) per share for the fiscal years ended July 31, 2000 and 1999.

                                                            Fiscal Year Ended
                                                                July 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Numerator:
     Net loss.............................................. $(57,970) $(24,704)
                                                            --------  --------
   Denominator:
     Common shares outstanding.............................   42,270     6,663
     Assumed conversion of preferred stock.................   11,559    26,151
                                                            --------  --------
       Weighted average number of pro forma basic and
        diluted share outstanding.......................... $ 53,829  $ 32,814
                                                            ========  ========
   Pro forma basic and diluted net loss per share.......... $  (1.08) $  (0.75)
                                                            ========  ========

   See also Note 15.

                                 NAVISITE, INC.

 (p) Segment Reporting

   The Company currently operates in one segment, Internet web hosting and application services.

 (q) New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by SFAS 138 in June 2000. The Company adopted these statements on August 1, 2000. SFAS 133 requires that the Company record all derivatives on the balance sheet as either an asset or liability measured at fair value. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the Statement is indeterminable at July 31, 2001 as the Company intends to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on August 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

(3) Business Combinations

   On February 22, 2000, NaviSite acquired ClickHear for consideration valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. The consideration for the acquisition consisted of 41,968 shares of CMGI common stock valued at the closing price of CMGI common stock on February 22, 2000, resulting in consideration value of approximately $4,643,000. On February 22, 2000, CMGI contributed their ClickHear common stock to NaviSite in exchange for 67,906 shares of NaviSite Common Stock. NaviSite's direct costs of acquisition were recorded as a component of the purchase price. Based on the terms of the acquisition agreement, the value of the CMGI shares issued were recorded as deferred compensation by NaviSite. The CMGI shares issued were subject to forfeiture by the ClickHear stockholders based on employment criteria as well as performance goals. The deferred compensation component of the consideration initially valued at $4,643,000 was accounted for on a variable basis at market value at the end of each reporting period, and was amortized to compensation expense over the eleven-month performance contingency period. Compensation expense of $1,051,000 and $827,000 was recognized in fiscal years ended July 31, 2001 and 2000, respectively.

   The acquisition was accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The results of operations of Clickhear, Inc. have been included in the Company's consolidated financial statements from the acquisition date.

                                 NAVISITE, INC.

(4) Property and Equipment

                                                               July 31,
                                                           -----------------
                                  Estimated Useful Life      2001     2000
                                -------------------------- --------  -------
                                                            (in thousands)
   Office furniture and
    equipment..................          5 years           $  5,318  $ 4,335
   Computer equipment..........          3 years             18,178   21,558
   Software licenses........... 3 years or life of license   16,657   11,941
   Leasehold improvements......  4 years or life of lease    45,452   42,101
                                                           --------  -------
                                                             85,605   79,935
   Less: Accumulated
    depreciation
      and amortization.........                             (22,195)  (9,284)
                                                           --------  -------
                                                           $ 63,410  $70,651
                                                           ========  =======

   The cost and related accumulated amortization of property and equipment held under capital leases is as follows:

                                                                     July 31,
                                                                   ------------
                                                                   2001  2000
                                                                   ---- -------
                                                                       (in
                                                                    thousands)
   Cost........................................................... $238 $28,728
   Accumulated depreciation and amortization......................  205   2,719
                                                                   ---- -------
                                                                   $ 33 $26,009
                                                                   ==== =======

   During fiscal year 2001, the Company wrote-off leasehold improvements of $2,372,000 related to the closing of two data centers (see Note 11).

(5) Debt to CMGI

   On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement the "Agreement") with CMGI. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount of $50,000,000 and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (collectively, the "Notes"). The Notes are convertible at CMGI's option, and by NaviSite under defined circumstances, into NaviSite common stock, $.01 par value per share ("Common Stock"), at a conversion price of $5.535 per share. In connection with the Agreement, the Company granted to CMGI, effective December 15, 2000, two warrants, each totaling 2,601,626 shares of Common Stock, for a combined total of 5,203,252 shares of Common Stock. The exercise price for each warrant is $5.77 and $6.92 per share, respectively. These warrants are exercisable upon issuance and expire on December 15, 2005. The Company ascribed a fair value, using the Black-Scholes method, to the warrants of approximately $12.9 million and is amortizing this value over the life of the Notes as an additional component of interest expense. During fiscal year 2001, the Company recognized $2,691,000 of expense related to the amortization of the warrants.

   During the quarter ended January 31, 2001, the Company received gross proceeds of $80.0 million from the issuance of the Notes. The annual interest rate of the Notes is 7.5% payable quarterly in, at the Company's discretion, either cash or Common Stock. In the fourth fiscal quarter of fiscal year 2001, the Company elected to pay the interest related to the Notes for fiscal year 2001 in the form of 2,789,706 shares of Common Stock. The principal amount of the Notes is due in full by December 12, 2003.

   In conjunction with the refinancing of certain operating lease obligations, on October 29, 2001, CMGI has agreed to convert the Notes into shares of NaviSite common stock (see Note 15).

                                NAVISITE, INC.

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

(6) Accrued Expenses

   Accrued expenses consist of the following:

                                                                   July 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Accrued payroll, benefits and commissions................... $ 2,772 $ 6,503
   Accrued accounts payable....................................   3,078   3,099
   Accrued lease payments......................................   6,030   1,696
   Accrued restructuring.......................................   5,236     --
   Accrued equipment costs.....................................     --    9,289
   Other.......................................................   2,183   6,492
                                                                ------- -------
                                                                $19,299 $27,079
                                                                ======= =======

(7) Commitments and Contingencies

 (a) Leases

   The Company is obligated under various capital and operating leases for facilities and equipment. CMGI has entered into noncancelable operating and capital leases on behalf of the Company covering certain of its office facilities and equipment, which expire through 2007. In addition, until the Company moved its headquarters in January 2000, the Company paid CMGI for office facilities used as the Company's headquarters for which it was charged based upon an allocation of the total costs for the facilities at market rates. Prior to the Company's IPO substantially all leases for real property were guaranteed by CMGI. CMGI charges the Company the actual lease fees under these arrangements. Total rent expense amounted to $50,416,000, $18,509,000 and $5,983,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

   On October 29, 2001, the Company renegotiated certain of its operating lease obligations. See Note 15.

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

                                 NAVISITE, INC.

   Minimum annual rental commitments under operating and capital leases are as follows as of July 31, 2001:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (in thousands)
   2002......................................................  $42,544    $43
   2003......................................................   22,916    --
   2004......................................................    7,539    --
   2005......................................................    5,132    --
   2006......................................................    4,029
   Thereafter................................................    8,289    --
                                                               -------    ---
                                                               $90,449     43
                                                               =======    ---
   Less amounts representing interest........................               1
                                                                          ---
   Present value of future minimum lease payments--current...             $42
                                                                          ===

   The Company charged $1.9 million to cost of revenue during fiscal 2001 related to remaining operating lease obligations for permanently idle equipment.

 (b) Legal Matters

   On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against the Company, BancBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in October 1999, Joel B. Rosen, the Company's then Chief Executive Officer, and Kenneth W. Hale, the Company's then Chief Financial Officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with the Company's initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of the Company's common stock sold in the Company's initial public offering, solicited and received from its customers undisclosed commissions on transactions in other securities and required its customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 22, 1999 and December 6, 2000.

   On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against the Company, Mr. Rosen, Mr. Hale, FleetBoston Robertson Stephens, Inc. and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex.Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in

                                 NAVISITE, INC.

the manipulated initial public offering securities and increased the underwriter defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 22, 1999 and June 12, 2001.

   The Company believes that the allegations are without merit and it intends to vigorously defend against the plantiffs' claims. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of the suits and their ultimate effect, if any, on its financial condition.

   The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of the Company.

(8) Income Taxes

   No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. Prior to the Company's initial public offering on October 21, 1999, the Company was included in the federal consolidated group of CMGI. As a result, substantially all of the federal and state net operating losses incurred prior to the public offering have been utilized by the parent. After the Company's public offering, CMGI's ownership in NaviSite fell below 80% and NaviSite is no longer included in the federal consolidated group of CMGI. Thus, the Company's federal and state net operating losses can be carried forward to offset its future taxable income. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

   Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

                                                               2001      2000
                                                             --------  --------
                                                              (in thousands)
                                                             ------------------
   Deferred tax assets:
     Accruals and reserves.................................. $  5,614  $  1,451
     Loss carryforwards.....................................   86,487    18,279
     Depreciation and amortization..........................    3,390     2,263
                                                             --------  --------
   Total deferred tax asset................................. $ 95,491  $ 21,993
   Less: valuation allowance................................ $(95,491) $(21,993)
                                                             --------  --------
         Net deferred taxes................................. $    --   $    --
                                                             ========  ========

   Valuation allowance increased by $73.5 million and $21.5 million for the years ended July 31, 2001 and 2000, respectively. Approximately reported tax benefits related to $27.8 million of the valuation allowance at July 31, 2001, will be recorded as an increase to paid-in capital, when realized or recognized, as it relates to tax benefits from stock-based compensation.

   The Company has net operating loss carryforward for federal tax purposes of approximately $219.0 million, expiring from 2020 to 2021. The Company also has state net operating loss carryforwards for

                                 NAVISITE, INC.

approximately $223.0 million, expiring from 2003 to 2006. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code
Section 382 as a result of ownership changes.

(9) Stockholders' Equity

 (a) Issuance of Common Stock

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

   In connection with the closing of the Company's initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C and Series D convertible preferred stock, par value $0.01 per share, of the Company automatically converted into 43,244,630 shares of Common Stock. Immediately following the automatic conversion of all of the Company's outstanding shares of convertible preferred stock the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share. There currently are no shares of preferred stock issued and outstanding.

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

   On October 29, 2001, CMGI has agreed to convert the $80 million notes payable and certain other amounts due to CMGI into shares of NaviSite common stock (Note 15).

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

                                 NAVISITE, INC.

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

Series C Preferred Stock

   In May 1999, the Board of Directors approved the designation of 1,095,472 shares of the Company's preferred stock as Series C Preferred Stock. The Series C Preferred Stock was entitled to receive noncumulative annual dividends at 7%, as and if declared. No cash dividends were declared or paid by the Company. The Series C Preferred Stock was fully participating, voting and convertible at the option of the holder into shares of Common Stock at $7.40 per share, subject to certain adjustments. In June 1999 the Company sold 1,095,422 Series C preferred shares for $7,997,493, net of issuance costs of $109,000. In October 1999, all of the Series C preferred shares were converted into 1,095,472 of Common Stock.

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

   On March 2, 2001, an additional 150,000 shares were authorized for issuance under the Stock Purchase Plan. During fiscal year 2001, 187,189 shares were issued under this plan.

 (b) Deferred Compensation Plan

   A Deferred Compensation Plan (the "Deferred Compensation Plan") was adopted by the Company's Board of Directors in October 1999. Under the terms of the Deferred Compensation Plan, the Company's

                                 NAVISITE, INC.

employees who are selected by the Board of Directors (as well as certain of the Company's employees who previously participated in a deferred compensation plan sponsored by CMGI) will be able to elect to defer a portion of their compensation for the following calendar year. The Company also may make discretionary contributions to a participant's account, to which the participant generally will become entitled after five years of service with the Company. During 2001 and 2000, no discretionary contributions were made by the Company.

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

   As of July 31, 2001, 60,000 options were granted and 90,000 options were outstanding under the 1999 Director Plan with a weighted average exercise price of $16.79.

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

   During fiscal 2001, no options were granted and 150,000 options were outstanding under the 1998 Director Plan with a weighted average exercise price of $2.45.

 (e) NaviSite 2000 Stock Option Plan

   In November 2000, the Company's Board of Directors approved the 2000 Stock Option Plan ("the Plan"). Under the Plan, non-qualified stock options or incentive stock options may be granted to the Company's employees, other than those who are also officers or directors, and the Company's consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 1,000,000 shares. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period. The following table reflects activity of stock options under the Company's Plan for the year ended July 31, 2001:

                                 NAVISITE, INC.

                                                                    2001
                                                             -------------------
                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
      Options outstanding, beginning of year................      --    $   --
      Granted...............................................  795,560   $8.5625
      Exercised.............................................      --    $   --
      Cancelled............................................. (313,204)  $8.5625
                                                             --------   -------
      Options outstanding, end of year......................  482,356   $8.5625
                                                             ========   =======
      Options exercisable, end of year......................      --    $   --
                                                             ========   =======
      Options available for grant, end of year..............  517,644
                                                             ========

   As of July 31, 2001, 482,356 options were outstanding under the Plan with a weighted average exercise price of $8.56.

 (f) NaviSite 1998 Equity Incentive Plan

   In December 1998, the Company's Board of Directors and Stockholders approved the 1998 Equity Incentive Plan, as amended (the "1998 Plan"). The 1998 plan replaced NaviSite Internet Services Corporation's 1997 Equity Incentive Plan (the "1997 Plan"). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, non-qualified stock options or incentive stock options may be granted to the Company's or its affiliates' employees, directors and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 5,000,000 shares. In August 1999, the Board of Directors approved an increase in the number of shares authorized under the 1998 Plan to 11,124,424. In December 2000, the Board of Directors approved an additional increase in the number of shares authorized under the 1998 Plan to 15,000,000 shares. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The Chief Executive Officer, upon authority, granted by the Board of Directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. Options granted under the 1998 Plan have a five-year maximum term and typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty-six (36) months. The following table reflects activity and historical exercise prices of stock options under the Company's 1998 Plan for the three years ended July 31, 2001:

                                 2001                 2000                 1999
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                          Number of   Exercise Number of   Exercise Number of   Exercise
                            Shares     Price     Shares     Price     Shares     Price
                          ----------  -------- ----------  -------- ----------  --------
Options outstanding,
 beginning of year......   8,013,931   $27.79   4,861,324   $ 1.27   3,091,500   $0.08
  Granted...............   6,414,575     6.68   4,936,774    46.01   2,868,458    2.15
  Exercised.............    (527,307)    0.60  (1,219,405)    0.43     (36,638)   0.01
  Cancelled.............  (6,062,805)   19.84    (564,762)   17.88  (1,061,996)   0.23
                          ----------   ------  ----------   ------  ----------   -----
Options outstanding, end
 of year................   7,838,394   $18.40   8,013,931   $27.79   4,861,324   $1.27
                          ==========   ======  ==========   ======  ==========   =====
Options exercisable, end
 of year................   2,977,086   $17.79   1,453,370   $ 1.23   1,281,326   $0.05
                          ==========   ======  ==========   ======  ==========   =====
Options available for
 grant, end of year.....   5,276,218            1,752,412                  --
                          ==========           ==========           ==========

                                NAVISITE, INC.

   The following table summarizes information about the Company's stock options outstanding at July 31, 2001:

                       Options Outstanding              Options Exercisable
                -------------------------------------  -----------------------
                               Weighted
                                Average
                               Remaining    Weighted                 Weighted
  Range of                    Contractual   Average                  Average
  Exercise        Number         Life       Exercise     Number      Exercise
   Prices       Outstanding     (years)      Price     Outstanding    Price
  --------      -----------   -----------   --------   -----------   --------
$ 0.01-$3.70     4,633,738       3.75        $ 1.62     1,896,751    $  1.58
$ 3.71-$7.00       458,663       3.28          6.71       210,505       7.00
$ 7.01-$25.00      420,533       4.23         11.50         3,749      23.96
$25.01-$50.00    1,562,172       3.71         43.41       564,705      43.52
$50.01-$75.00      567,725       3.57         66.03       228,692      66.47
$75.01 up          195,563       3.62        120.10        72,684     118.66
                 ---------                              ---------    -------
                 7,838,394                              2,977,086    $ 17.79
                 =========                              =========    =======

 (g) CMGI 1986 Stock Option Plan

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

   The following table reflects activity and historical exercise prices of stock options granted to Company employees under the 1986 Plan for the three years ended July 31, 2001. Options held by employees who transferred to NaviSite from CMGI or CMGI subsidiaries during fiscal year 2001 are shown as transfers into the 1986 plan.

                                 2001               2000               1999
                          ------------------- ------------------ -----------------
                                     Weighted           Weighted          Weighted
                                     Average   Number   Average  Number   Average
                          Number of  Exercise    of     Exercise   of     Exercise
                           Shares     Price    Shares    Price   Shares    Price
                          ---------  -------- --------  -------- -------  --------
Options outstanding,
 beginning of year......   510,923    $27.85   773,538   $19.11  177,680   $ 1.13
  Granted...............       --        --        --       --   663,200    22.10
  Transfers.............    14,615     24.40    36,000    15.81      --       --
  Exercised.............   (48,803)     4.72  (177,280)    4.04  (67,342)    1.12
  Cancelled.............  (127,173)    44.60  (121,335)    3.31      --       --
                          --------    ------  --------   ------  -------   ------
Options outstanding, end
 of year................   349,562    $26.10   510,923   $27.85  773,538   $19.11
                          ========    ======  ========   ======  =======   ======
Options exercisable, end
 of year................   261,090    $31.39   158,106   $27.36   14,000   $ 1.15
                          ========    ======  ========   ======  =======   ======

                                 NAVISITE, INC.

   The following table summarizes information about stock options granted to Company employees under the 1986 Plan outstanding at July 31, 2001:

                        Options Outstanding              Options Exercisable
                 -------------------------------------  -----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                 Weighted
Range of                       Contractual   Average                  Average
Exercise           Number         Life       Exercise     Number      Exercise
Prices           Outstanding     (years)      Price     Outstanding    Price
--------         -----------   -----------   --------   -----------   --------
$ 1.01--$5.00      209,412        2.12        $ 5.00      136,830      $ 5.00
$ 5.01--$20.00      11,501        2.28        $ 9.42        5,083      $ 9.44
$20.01 up          128,649        2.79        $59.27      119,177      $60.63
                   -------                                -------      ------
                   349,562                                261,090      $31.39
                   =======                                =======      ======

 (h) Other Stock Option Grants

   During fiscal 2001, the Company granted 20,000 stock options outside of existing plans to certain directors at an exercise price of $2.00. These stock options were fully vested and have a contractual life of 10 years.

   SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for the stock-based compensation plans in which the Company's employees participate.

   Had compensation cost for awards in fiscal 2001, 2000 and 1999 under the stock-based compensation plans in which the Company's employees and directors participate been determined based on the fair value method set forth under SFAS 123, the pro forma effect on the Company's net loss would have been as follows:

                              Year Ended           Year Ended            Year Ended
                            July 31, 2001         July 31, 2000         July 31, 1999
                         --------------------  --------------------  --------------------
                             As                   As                    As
                          Reported  Pro Forma  Reported   Pro Forma  Reported   Pro Forma
                         ---------- ---------  ---------  ---------  ---------  ---------
Net loss applicable to
 common stockholders'
 (in thousands)......... $(122,996) $(163,068) $(57,970)  $(86,269)  $(24,704)  $(26,161)
                         ========== =========  =========  =========  =========  =========
Net loss per share...... $   (2.08) $  (2.76)  $   (1.37) $   (1.50) $   (3.71) $   (3.93)
                         ========== =========  =========  =========  =========  =========

   The pro forma per share net loss reflects the fair-value compensation cost associated with option grants to the Company's employees and directors under the Company's stock based compensation plans and the CMGI 1986 Stock Option Plan.

   The fair value of each stock option granted under the Company's plans have been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: volatility of 185.1%, 167.5% and 100%; risk-free interest rate of 4.5%, 6.3% and 5.16%; 2.08 year expected life of options for 2001 and
2.8 for years 2000 and 1999; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2001, 2000 and 1999 was $14.62, $46.24 and $1.35, respectively.

   The fair value of each stock option granted under the CMGI 1986 Plan has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: volatility of 126.95%, 103.4% and 100%; risk-free interest rate of 4.19%,

                                 NAVISITE, INC.

6.28% and 5.16%; expected life of options of 2.91, 3.03 and 4.3 years respectively; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2001, 2000 and 1999 was $12.85, $0 and $31.58, respectively.

(11) Restructuring Charge

   During July 2001, the Company announced a plan, approved by its Board of Directors, to restructure its operations and consolidate data centers, which resulted in a charge of $8,011,000.

   Of the total restructuring charge, approximately $1,810,000 is related to employee termination benefits. The Company terminated 126 employees on July 31, 2001 and paid all termination benefits in the first fiscal quarter 2002.

   The restructuring charge also includes approximately $6,201,000 of costs related to the closing of the Company's original data centers (Scotts Valley, California and Andover, Massachusetts). The components of the facility closing costs included $3,829,000 of lease costs and other contractual obligations, to be paid over the term of the respective agreements through 2002, and $2,372,000 of write-offs of leasehold improvements.

(12) Related Party Transactions

   CMGI has provided the Company with accounting, systems and related services at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. The Company also occupied facilities through January 2000 that are leased by CMGI, whereby CMGI charges the Company for its share of rent and related facility costs for CMGI's corporate headquarters through an allocation based upon the company's headcount located on the premises in relation to total headcount for all CMGI companies located in the premises. The Company has also purchased certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty insurance) through CMGI. CMGI also has provided the Company with Internet marketing and business development services. Amounts due to CMGI totaled approximately $14,821,000 and $5,310,000 as of July 31, 2001 and 2000, respectively. See also Note 15.

   The following table summarizes the expenses allocated to the Company by CMGI for enterprise services, rent and facilities, human resources and benefits and Internet marketing and business development:

                                                              Year Ended July
                                                                    31,
                                                             ------------------
                                                              2001   2000  1999
                                                             ------ ------ ----
   Enterprise services...................................... $  --  $  315 $240
   Rent and facilities......................................    222    248  251
   Human resources and benefits.............................  3,638  1,507  530
   Internet marketing and business development..............  1,238    585  325

   The Company sells its products and services to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $36,368,000, $24,893,000 and $7,058,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively. These related parties typically receive a 10% discount for services provided by the Company. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties.

   The Company provides administrative services to CMGI and related entities as they relate to lease schedules for equipment ordered by NaviSite prior to October 22, 1999. These lease schedules include equipment leased for both NaviSite and CMGI, however, the majority of the equipment is used by NaviSite. As

                                 NAVISITE, INC.

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

(13) Concentration of Credit Risk

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

   For the fiscal year ended July 31, 2001, 35.4% ($36,368,000) of the Company's revenue was earned from related parties. Four of these related parties accounted for 24.64%, 17.14%, 15.07%, and 13.57% of revenue earned for the fiscal year ended July 31, 2001. For the fiscal year ended July 31, 2000, 50% ($24,893,000) of the Company's revenue was earned from related parties. Three of these related parties accounted for 12.05%, 9.96% and 9.35% of revenue earned during the fiscal year ended July 31, 2000. For the fiscal year ended July 31, 1999, 67% ($7,058,000) of the Company's revenue was earned from related parties. Two of these related parties accounted for 22%, and 16% of revenue earned for the fiscal year ended July 31, 1999.

(14) Selected Quarterly Financial Data (Unaudited)

   Financial information for interim periods were as follows:

                                         Fiscal Year Ended July 31, 2001
                                       --------------------------------------
                                          Q1        Q2        Q3        Q4
                                       --------  --------  --------  --------
   Net revenue........................ $ 26,036  $ 27,698  $ 26,163  $ 22,829
   Gross margin.......................   (6,021)   (6,072)   (6,782)   (7,484)
   Loss before cumulative effect of
    change in accounting principle....  (23,084)  (31,910)  (29,325)  (34,382)
   Cumulative effect of change in
    accounting principle..............      --        --        --     (4,295)
   Net loss...........................  (23,084)  (31,910)  (29,325)  (38,677)
   Net loss per share before
    cumulative effect of change in
    accounting principle..............    (0.39)    (0.54)    (0.50)    (0.57)
   Net loss per share................. $  (0.39) $  (0.54) $  (0.50) $  (0.55)
                                         Fiscal Year Ended July 31, 2000
                                       --------------------------------------
                                          Q1        Q2        Q3        Q4
                                       --------  --------  --------  --------
   Net revenue........................ $  5,866  $  9,170  $ 14,195  $ 20,532
   Gross margin.......................   (3,203)   (3,152)   (5,966)   (6,412)
   Net loss...........................  (10,551)  (11,442)  (16,430)  (19,547)
   Net loss per share(a)..............    (1.75) $  (0.21) $  (0.29) $  (0.34)
   Per share, pro forma(b)............ $  (0.24)      --        --        --

                                 NAVISITE, INC.

--------
(a) Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.
(b) See note 2 (o).

(15) Subsequent Events

   On October 29, 2001, the Company entered into an agreement between CMGI and Compaq Financial Services ("CFS"), a wholly-owned subsidiary of Compaq Computer Corporation (a shareholder of CMGI). Under the terms of the agreement, the Company has agreed to purchase equipment from CFS leased by the Company under operating lease agreements expiring through 2003 in exchange for a note payable of approximately $35 million. This note also allows the Company to finance past due lease payments, the sales tax on the equipment purchase and the outright purchase of the equipment. Additionally, the Company will receive $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable. The notes bear interest at 12% and require payment of interest only for the first three years from the date of issuance. All interest to CMGI and a portion of the interest payable to CFS in the first two years may be paid in NaviSite common stock. Principal and interest payments are due on a straight line basis commencing in year four until maturity on the sixth anniversary from the issuance date. The convertible notes payable will be secured by substantially all assets of the Company and cannot be prepaid.

   Holders of the convertible notes payable are entitled to both demand and "piggyback" registration rights, and CFS is entitled to anti-dilution protection under certain circumstances. The agreement with CFS also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets.

   The principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to maturity at a conversion rate of $0.26 per share. CMGI also agreed to convert its $80 million in principal outstanding under the existing notes payable into approximately 14.5 million shares of NaviSite common stock. CMGI also agreed to convert approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite common stock. Should CFS convert its notes payable into the Company's common stock, they would own a controlling interest in NaviSite.

   During the renegotiations of the equipment lease obligations, the Company did not make certain scheduled lease payments to certain vendors. The Company's total remaining lease obligation to these vendors is approximately $57 million. Of this amount, approximately $27 million was restructured in the CFS agreement. The Company has been notified by certain other lessors that it is in default of the respective lease agreements. Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts or return of the underlying equipment. The Company plans to cure these defaults within 60 days of closing the CFS agreement.

          INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

   Under date of September 25, 2001, except as to note 15, which is as of October 29, 2001, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the fiscal years in the three-year period ended July 31, 2001, which are included in the Form 10-K for the year ended July 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Boston, Massachusetts
September 25, 2001

                                 NAVISITE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                For the Year Ended July 31, 2001, 2000 and 1999
                                 (in thousands)

                           Balance at Additions  Deductions
                           Beginning  Charged to    from              Balance at
                            of Year    Expense    Reserve   Other(1) End of Year
                           ---------- ---------- ---------- -------- -----------
Year ended July 31, 1999:
  Allowance for doubtful
   accounts..............    $    7    $   275    $   (20)    $--      $  262
Year ended July 31, 2000:
  Allowance for doubtful
   accounts..............    $  262    $ 1,069    $  (269)    $158     $1,219
Year ended July 31, 2001:
  Allowance for doubtful
   accounts..............    $1,219    $11,948    $(6,308)    $--      $6,859

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

Item 10. Directors and Executive Officers of the Registrant

   The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 of this Form 10-K is incorporated herein by reference to our Proxy Statement. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Election of Directors."

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)List of Financial Statements

   Independent Auditors' Report

   Consolidated Balance Sheets as of July 31, 2001 and 2000

   Consolidated Statements of Operations for the Years Ended July 31, 2001, 2000 and 1999

   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended July 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows for the Years Ended July 31, 2001, 2000 and 1999

   Notes to Consolidated Financial Statement

(a)(2)List of Schedules

   Schedule II--Valuation and Qualifying Accounts for the Years Ended July 31, 2001, 2000 and 1999

   Independent Auditors Report on Financial Statement Schedule

      All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

(a)(3)Exhibits

      The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)Reports on Form 8-K

      On June 18, 2001, we filed a Current Report on Form 8-K, dated June 13, 2001, under Item 5 with respect to a class-action lawsuit filed against us.

      On August 15, 2001, we filed a Current Report on Form 8-K, dated June 21, 2001, under Item 5 with respect to another class-action lawsuit filed against us.

      On August 17, 2001, we filed a Current Report on Form 8-K, dated July 18, 2001, under Items 5 and 7 with respect to the voluntary resignation of our then President and Chief Executive Officer, Joel B. Rosen, effective July 31, 2001 (publicly announced on July 18, 2001) and the reduction of our workforce by 126 full and part-time employees, representing approximately 25 percent of our total staff (publicly announced on July 31, 2001).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NAVISITE, INC.
October 29, 2001

                                                   /s/ Patricia Gilligan
                                          By: _________________________________
                                                     Patricia Gilligan
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on October 29, 2001.

              Signatures                         Title                   Date
              ----------                         -----                   ----

      /s/ Patricia Gilligan            President and Chief         October 29, 2001
______________________________________  Executive Officer
          Patricia Gilligan             (Principal Executive
                                        Officer, Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

      /s/ David S. Wetherell           Chairman of the Board       October 29, 2001
______________________________________
          David S. Wetherell

       /s/ Craig D. Goldman            Director                    October 29, 2001
______________________________________
           Craig D. Goldman

       /s/ George McMillan             Director                    October 29, 2001
______________________________________
           George McMillan

      /s/ Stephen D.R. Moore           Director                    October 29, 2001
______________________________________
          Stephen D.R. Moore

                               Index to Exhibits

 Exhibit No.                       Description of Exhibit
 -----------                       ----------------------
  2.1        Asset Assignment Agreement, dated December 28, 1998, among
             NaviSite Internet Services Corporation and the Registrant is
             incorporated herein by reference to the Registant's Registration
             Statement on Form S-1 (File No. 333-83501).

  2.2        Purchase Agreement, dated as of July 1, 1998, among NaviSite
             Internet Services Corporation, Neil Black, in his capacity as
             Managing Member of Servercast Communications, L.L.C. and all of the other members of Servercast Communications, L.L.C.
             individually, as named therein is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1
             (File No. 333-83501).

  2.3 Stock Purchase Agreement, dated as of February 16, 2000, by and among CMGI, Inc., ClickHear, Inc., the Stockholders of ClickHear,
             Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             February 22, 2000.

  2.4        Inter-Company Agreement, dated February 22, 2000, between CMGI,
             Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K dated
             February 22, 2000.

  3.1 Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant's Quarterly
             Report on Form 10-Q for the period ended October 31, 1999.

  3.2 Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

  4.1 Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 333-83501).

  4.2 Series C Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Dell USA L.P. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-
             83501).

  4.3 Series D Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Microsoft Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-
             83501).

  4.4 Investor Rights Agreement, dated as of October 27, 1999, by the between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
             10-Q for the period ended October 31, 1999.

 10.1        Net Lease Agreement, dated as of March 20, 1997, by and between
             CMG Information Technologies, Inc. and Borland International,
             Inc., as amended by First Amendment dated June 1, 1998 is incorporated herein by reference to Exhibits to the Registrant's
             Registration Statement on Form S-1 (File No. 333-83501).

 10.2 Lease, dated as of March, 1997, by and between William J. Callahan and William J. Callahan, Jr., as trustees of Andover Park Realty
             Trust, and CMG Information Services, Inc. is incorporated herein by reference to Exhibits to the Registrant's Registration
             Statement on Form S-1 (File No. 333-83501).

 10.3        Lease, dated as of May 14, 1999, by and between 400 River Limited
             Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1
             (File No. 333-83501).

 10.4        Lease, made as of April 30, 1999, by and between CarrAmerica
             Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-83501).

 10.5 Term Note in favor of Peter C. Kirwan, Jr., dated July 1, 1998, executed by NaviSite Internet Services Corporation is incorporated herein by reference to Exhibits to the Registrant's Registration
          Statement on Form S-1 (File No. 333-83501).

 10.6(*)  Bonus Agreement, dated as of July 1, 1998, by and between NaviSite
          Internet Services Corporation and Peter C. Kirwan, Jr. is incorporated herein by reference to Exhibits to the Registrant's
          Registration Statement on Form S-1 (File No. 333-83501).

 10.7     Secured Convertible Demand Note issued by the Registrant to CMGI,
          Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File
          No. 333-83501).

 10.8     Intellectual Property Security Agreement between the Registrant and
          CMGI, Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-83501).

 10.9 Security Agreement between the Registrant and CMGI, Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-83501).

 10.10(*) Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.11(*) Amended and Restated 1998 Director Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.12(*) 1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.13(*) 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.14(*) Deferred Compensation Plan is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.15 Form of Director Indemnification Agreement, as executed by Directors is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.16    Facilities and Administrative Agreement, dated as of October 27,
          1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 1999.

 10.17    Tax Allocation Agreement, dated as of October 27, 1999, between CMGI,
          Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.18    Standard Form of Agreements, dated as of June 14, 1999, between the
          Registrant, as Owner, and XL Construction, as Design/Builder, for
          NaviSite, Inc. Zanker Road Data Center, San Jose, California is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.19 Cost Plus Fee Standard Form of Agreement, dated as of April 12, 1999, between the Registrant, as Tenant, and Gilbane Building Company, as Construction Manager is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1999.

 10.20 Irrevocable Standby Letter of Credit, dated as of December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended January 31, 2000.

 10.21 Security Agreement and Assignment of Account, dated December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended January 31, 2000.

 10.22(*) Severance Agreement and General Release, dated November 8, 1999, and as amended on December 2, 1999, between Barbara Fortier and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended
          January 31, 2000.

 10.23 Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended April 30, 2000.

 10.24    Amendedment No. 1 to the Investor Rights Agreement, dated as of
          October 27, 1999, by and between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended April 30, 2000.

 10.25 Master Equipment Lease Agreement No. 35076, dated as of May 26, 2000, by and between the Registrant and Fleet Capital Corporation, along with the related schedules and transaction documents is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2000.

 10.26(*) Separation Agreement and General Release, dated as of July 18, 2000, by and between Robert B. Eisenberg and the Registrant is incorporated herein by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000.

 10.27    Waiver and Second Amendment to Lease Schedule No. 35076-00002 to
          Master Equipment Lease Agreement No. 35076, dated as of December 8,
          2000, by and between the Registrant and Fleet Capital Corporation is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended October 31, 2000.

 10.28 Cash Collateral Agreement, dated as of December 11, 2000, by and between the Registrant and Fleet Capital Corporation is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2000.

 10.29 Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 2000.

 10.30 7.5% Convertible Subordinated Note due December 12, 2003 issued by the Registrant to CMGI, Inc., dated as of December 12, 2000, is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended October 31, 2000.

 10.31 Form of 7.5% Convertible Subordinated Note due December 12, 2003, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 2000.

 10.32    Form of Common Stock Warrant No. 1 issued by the Registrant to CMGI,
          Inc., dated as of December 15, 2000 is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 2000.

 10.33    Form of Common Stock Warrant No. 2 issued by the Registrant to CMGI,
          Inc., dated as of December 15, 2000, is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 2000.

 10.34    Amendment No. 2 to the Investor Rights Agreement, dated as of October
          27, 1999 and first amended on June 8, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2000.

 10.35 Subordination Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended October 31, 2000.

 10.36 Common Stock Warrant No. 1, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2001.

 10.37 Common Stock Warrant No. 2, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2001.

 10.38    7.5% Convertible Subordinated Note due December 12, 2003, dated as of
          January 24, 2001, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended January 31, 2001.

 10.39 Non-Competition Agreement, dated as of January 18, 2001, by and between the Registrant and John B. Muleta is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended January 31, 2001.

 10.40    Security Agreement and Assignment of Account, dated as of January 30,
          2001, between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2001.

 10.41    Security Agreement and Assignment of Account, dated as of February 7,
          2001, between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2001.

 10.42    Amended and Restated Director Indemnification Agreement, dated
          February 23, 2001, by and between the Registrant and James F. Moore,
          Ph.D. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April
          30, 2001.

 10.43    Amended and Restated Director Indemnification Agreement, dated
          February 23, 2001, by and between the Registrant and Stephen D.R.
          Moore is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period April 30,
          2001.

 10.44(*) Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D. is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2001.

 10.45(*) Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended April 30, 2001.

 10.46(*) Form of Executive Retention Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, Jill Maunder,
          John Muleta, Scott Semel, James Sherman and Joel Rosen is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended April 30, 2001.

 10.47 Form of Indemnification Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo, John Muleta and
          Scott Semel is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended April
          30, 2001.

 10.48 Form of Amended and Restated Director Indemnification Agreement by and between the Registrant and each of Craig Goldman, Andrew
          Hajducky, Joel Rosen and David Wetherell is incorporated herein by reference to Exhibits to the Registrant's Quarterly Report on Form
          10-Q for the period ended April 30, 2001.

 10.49(*) Form of Executive Non-Statutory Stock Option Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale, Kevin Lo,
          Jill Maunder, John Muleta, Scott Semel, James Sherman and Joel Rosen is incorporated herein by reference to Exhibits to the Registrant's
          Quarterly Report on Form 10-Q for the period ended April 30, 2001.

 10.59(*) Letter Agreement by and between Patricia Gilligan and the Registrant, dated as of July 17, 2001.

 10.60    Transaction Agreement by and among CMGI, Inc., AltaVista Company,
          Compaq Computer Corporation, Compaq Financial Services Corporation,
          Compaq Financial Services Company, Compaq Financial Services Canada
          Corporation and the Registrant, dated as of October 29, 2001.

 10.61    Note Purchase Agreement by and among Compaq Financial Services
          Corporation, CMGI, Inc. and the Registrant, dated as of October 29,
          2001, with Form of Initial Note, Form of Guarantee and Security
          Agreement and Form of Amendment to and Restatement of the Investor
          Rights Agreement attached as exhibits thereto.

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP.

--------
(*) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.