Form 10-Q
period 2001-10-31
NAVISITE INC
filed 2001-12-17
CIK 1084750

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001

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

                               ----------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 12, 2001 there were 86,989,380 shares outstanding of the registrant's common stock, par value $.01 per share.

                                NAVISITE, INC.

               Form 10-Q for the Quarter ended October 31, 2001


                                     INDEX



                                                                          Page
                                                                        Number
                                                                        ------
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of October 31, 2001 (unaudited)
and July 31, 2001................................................            3

Consolidated Statements of Operations for the three months
ended October 31, 2001 and 2000 (unaudited)......................            4

Consolidated Statements of Cash Flows for the three months
ended October 31, 2001 and 2000 (unaudited)......................            5

Notes to Interim Consolidated Financial Statements...............            6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................           10

Item 3. Quantitative and Qualitative Disclosures About
Market Risk......................................................           27

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................           28

Item 2. Changes in Securities and Use of Proceeds................           28

Item 3. Defaults Upon Senior Securities..........................           28

Item 4. Submission of Matters to a Vote of Security Holders......           28

Item 5. Other Information........................................           29

Item 6. Exhibits and Reports on Form 8-K.........................           29



SIGNATURE........................................................           30

EXHIBIT INDEX....................................................           31

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NAVISITE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except par value and share value)

                                                                                      October 31,       July 31,
                                                                                   -------------------------------
                                                                                         2001            2001
                                                                                   --------------- ---------------
                                                                                      (unaudited)
                                ASSETS

Current assets:
Cash and cash equivalents                                                             $    12,221      $   22,214
Accounts receivable, less allowance for doubtful accounts
of $4,637 and $6,859 at October 31, 2001 and July 31, 2001,
respectively                                                                                9,600          10,933
Due from CMGI and affiliates                                                                5,341           4,362
Prepaid expenses and other current assets                                                   2,212           2,184
                                                                                      ------------     -----------
Total current assets                                                                       29,374          39,693
Property and equipment, net                                                                68,645          63,410
Other assets                                                                                4,163           3,718
Restricted cash                                                                             4,449           5,051
Goodwill, net of accumulated amortization of $682 and $631
at October 31, 2001 and July 31, 2001, respectively                                           343             394
                                                                                      ------------     -----------
Total assets                                                                          $   106,974      $  112,266
                                                                                      ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Capital lease obligations, current portion                                            $         -      $       42
Due to CMGI                                                                                17,211          14,821
Accounts payable                                                                            6,442          10,341
Accrued expenses                                                                           24,566          19,299
Deferred revenue                                                                            3,236           3,818
Software vendor payable, current portion                                                      695             837
Customer deposits                                                                             256             218
                                                                                      ------------     -----------
Total current liabilities                                                                  52,406          49,376
Software vendor payable, less current portion                                                   -              79
Convertible notes payable to CMGI, net                                                     70,849          69,773
Due to Compaq                                                                              35,000               -
                                                                                      ------------     -----------
Total liabilities                                                                         158,255         119,228

Commitments and contingencies

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 5,000 shares authorized; 0 and 0 shares issued
and outstanding at October 31, 2001 and July 31, 2001, respectively                             -               -
Common Stock, $.01 par value, 150,000 shares authorized: 62,337 and 61,868 shares issued and outstanding at October 31, 2001 and July 31, 2001,
respectively                                                                                  623             619
Additional paid-in capital                                                                208,081         208,064
Accumulated deficit                                                                      (259,985)       (215,645)
                                                                                      ------------     -----------
Total stockholders' equity (deficit)                                                      (51,281)         (6,962)
                                                                                      ------------     -----------
Total liabilities and stockholders' equity (deficit)                                  $   106,974      $  112,266
                                                                                      ============     ===========

     See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                             Three months ended
                                                                 October 31,
                                                      ----------------------------------
                                                            2001               2000
                                                      --------------   -----------------
Revenue:
Revenue                                               $      13,483    $         15,017
Revenue, related parties                                      5,796              11,038
                                                      --------------   -----------------
Total revenue                                                19,279              26,055
Cost of revenue                                              21,377              32,057
Impairment of long-lived assets                              27,359                   -
                                                      --------------   -----------------
Total cost of revenue                                        48,736              32,057
Gross margin                                                (29,457)             (6,002)
Operating expenses:
Product development                                           1,977               2,896
Selling and marketing                                         2,636               8,129
General and administrative                                    6,835               5,963
                                                      --------------   -----------------
Total operating expenses                                     11,448              16,988
                                                      --------------   -----------------
Loss from operations                                        (40,905)            (22,990)
Other income (expense):
Interest income                                                 164                 874
Interest expense                                             (3,609)               (949)
Other income, net                                                10                   -
                                                      --------------   -----------------
Loss before cumulative effect of change
in accounting principle                                     (44,340)            (23,065)
Cumulative effect of change in
accounting principle                                              -              (4,295)
                                                      --------------   -----------------
Net loss                                              $     (44,340)   $        (27,360)
                                                      ==============   =================
Basic and diluted net loss per
common share:
Before cumulative effect of change
in accounting principle                               $       (0.71)   $          (0.39)
Cumulative effect of change in
accounting principle                                              -               (0.07)
                                                      --------------   -----------------
Basic and diluted net loss per
common share                                          $       (0.71)   $          (0.47)
                                                      ==============   =================
Basic and diluted weighted
average number of common
shares outstanding                                           62,073              58,535
                                                      ==============   =================

     See accompanying notes to interim consolidated financial statements.

                                NAVISITE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                  Three months ended
                                                                      October 31,
                                                             -------------------------------
                                                                  2001            2000
                                                             --------------  ---------------
Cash flows from operating activities:
Net loss                                                     $     (44,340)  $     (27,360)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                        5,363           3,816
Provision for bad debts                                              1,750           1,289
Amortization of deferred compensation                                    -             692
Interest on debt from CMGI                                           1,500               -
Loss on impairment of long-lived assets                             27,359               -
Amortization of interest related to stock warrants
issued with the notes to CMGI                                        1,076               -
Changes in operating assets and liabilities:
Accounts receivable                                                   (999)         (3,824)
Due from CMGI and affiliates                                          (979)         (1,841)
Due to CMGI                                                          2,390             886
Prepaid expenses and other current assets                              (28)           (535)
Other assets                                                          (504)            (69)
Accounts payable                                                    (3,899)          6,664
Accrued expenses and deferred revenue                                1,762            (179)
Customer deposits                                                       38               -
                                                             --------------  --------------
Net cash used for operating activities                              (9,511)        (20,461)
Cash flows from investing activities:
Purchases of property and equipment                                   (842)        (13,401)
Restricted cash                                                        602               -
                                                             --------------  --------------
Net cash used for investing activities                                (240)        (13,401)
Cash flows from financing activities:
Proceeds from exercise of stock options and
employee stock purchase plan                                            21             540
Payments of capital lease obligations                                  (42)         (1,362)
Payments of software vendor obligations                               (221)           (203)
                                                             --------------  --------------
Net cash used for financing activities                                (242)         (1,025)
                                                             --------------  --------------
Net decrease in cash                                                (9,993)        (34,887)
Cash, beginning of period                                           22,214          77,947
                                                             --------------  --------------
Cash, end of period                                          $      12,221   $      43,060
                                                             ==============  ==============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                     $          19   $         954
                                                             ==============  ==============

     See accompanying notes to interim consolidated financial statements.

                                NAVISITE, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               October 31, 2001

1. Basis of Presentation

         The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite or the Company) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10-K which was filed with the Securities and Exchange Commission on October 30, 2001.

         The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

         The preparation of these interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. (ClickHear), after elimination of all significant intercompany balances and transactions.

3. Cash and Cash Equivalents

         Cash equivalents consist of a money market fund that invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

         During the fiscal 2002 first quarter, the letter of credit related to the LaJolla, California facility was not renewed and the landlord drew down the related $555,000 of restricted cash.

         During the fiscal 2002 first quarter, non-cash financing activities included a $35 million obligation to Compaq Financial Services Corporation (CFS) incurred for the purchase of equipment previously held under operating lease agreements with a fair value, based on an appraisal, of $9.6 million. Since the fair market value of the equipment purchased was less than the associated obligation, the Company has recorded an impairment charge in the first quarter of fiscal 2002 in the amount of $25.4 million. See Note 9.

4. Property and Equipment

                                                 October 31,      July 31,
                                                -----------------------------
                                                     2001           2001
                                                ------------- ---------------
Office furniture and equipment                  $      5,905  $        5,318
Computer equipment                                    28,565          18,178
Software licenses                                     16,736          16,657
Leasehold improvements                                44,887          45,452
                                                ------------- ---------------
                                                      96,093          85,605
Less: Accumulated depreciation
and amortization                                     (27,448)        (22,195)
                                                ------------- ---------------
                                                $     68,645  $       63,410
                                                ============= ===============

5. Accrued Expenses


                                                October 31,      July 31,
                                              -----------------------------
                                                  2001            2001
                                              ------------ ----------------

Accrued payroll, benefits and commissions     $     2,629  $         2,772
Accrued accounts payable                            4,985            3,078
Accrued lease payments                              5,681            6,030
Accrued restructuring                               3,831            5,236
Accrued interest                                    2,518                5
Other                                               4,922            2,178
                                              ------------ ----------------
                                                   24,566           19,299
                                              ============ ================


         In July 2001, the Company announced a plan, approved by the Board of Directors, to restructure its operations and consolidate data centers, which resulted in a charge of approximately $8.0 million of which approximately $5.2 million was accrued for as of July 31, 2001. Of the total restructuring charge, approximately $1,810,000 is related to employee termination benefits. The Company terminated 126 employees on July 31, 2001.

         The restructuring charge also included approximately $6,201,000 of costs related to the closing of the Company's two original data centers. The components of the facility closing costs included $3,829,000 of lease costs and other contractual obligations, to be paid over the term of the respective agreements through 2002, and $2,372,000 of write-offs of leasehold improvements, which were recorded as of July 31, 2001. Details of activity in the restructuring accrual for the three-month period ended October 31, 2001 follows:

                           Balance at                        Balance at
                           July 31, 2001       Activity      October 31, 2001
                           -------------       --------      ----------------
Severance /
  Employee Costs           $ 1,408,209        $(1,064,775)   $    343,434


Facility Closing
  Costs                      3,828,299           (340,352)      3,487,947
                           -----------        ------------   ------------

  Total                    $ 5,236,508        $(1,405,127)   $  3,831,381
                           ===========        ============   ============

6. Net Loss Per Common Share

         Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the as-if-converted method for convertible notes payable or the treasury stock method for options, unless such amounts are anti-dilutive.


         For the three months ended October 31, 2001 and 2000, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three months ended October 31, 2001, 274,977 of dilutive shares related to employee stock options were excluded as they have an anti-dilutive effect due to the loss. Subsequent to October 31, 2001, CMGI converted the convertible notes payable and certain other amounts due from the Company into the Company's Common Stock. For the three months ended October 31, 2001, a pro forma basic and diluted loss per share calculation, assuming the conversion of the $80.0 million notes to CMGI and intercompany payable to CMGI into Common Stock using the "if-converted" method as of the beginning of the period is presented. The following table provides a reconciliation of the numerator and denominator used in calculating the pro forma basic and diluted earnings (loss) per share for the three months ended October 31, 2001.

                                                                              Three months ended
                                                                                 October 31,
                                                                            -----------------------
                                                                                     2001
                                                                            -----------------------
Numerator:
Net loss                                                                          $       (44,340)
Reversal of interest recognized on $80 million CMGI notes payable                           1,500
                                                                            -----------------------
                                                                                  $       (42,840)
                                                                            =======================

Denominator:
Common shares outstanding                                                                  62,073
Assumed conversion of $80 million CMGI notes payable                                       14,453
Assumed conversion of $16.2 million due to CMGI                                             9,905
                                                                            -----------------------

Weighted average number of pro forma basic
and diluted share outstanding                                                              86,431
                                                                           =======================

Pro forma basic and diluted net loss per share                                    $         (0.50)
                                                                           =======================

7.  New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interest method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS Nos. 141 and 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2003. Application of the non-amortization provisions of the Statement is indeterminable at October 31, 2001. The Company intends to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on August 1, 2002, the Company will perform the required impairment test of goodwill and does not expect the implementation of these standards to have a material impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations," ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

8.  Revenue Recognition

         Effective August 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB "101"). Under SAB 101, installation fees are recognized over the life of the related customer contract. Prior to fiscal year 2001, the Company recognized installation fees at the time that the installation occurred. The cumulative effect of the change in accounting for installation services on all prior periods resulted in a $4.3 million increase in net loss for the quarter ended October 31, 2000 and is reflected as a cumulative effect of change in accounting principle. For the quarter ended October 31, 2000, revenue has been restated to include $19,000 related to the three months ended October 31, 2000 that was previously recognized in the fourth quarter of 2001 in connection with the implementation of SAB 101.

9.  Agreements with CMGI and Compaq Financial Services

     In connection with an agreement dated October 29, 2001 among the Company, CMGI, Inc. (CMGI) and Compaq Financial Services Corporation (CFS), a wholly-owned subsidiary of Compaq Computer Corporation, the Company purchased certain equipment with a fair market value of $9.6 million, previously leased by the Company from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on an appraisal, was less than the associated debt obligation, the Company has recorded a preliminary asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. The Company recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. The Company imputed and recognized $1.1 million of interest for the first quarter of fiscal 2002.

     On November 8, 2001, in connection with the October 29, 2001 agreement, the Company received $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to CFS and CMGI, respectively, making the total notes payable issued by the Company to CFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At the Company's option, the Company may make interest payments (i) 100% in shares of the Company's common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of the Company's common stock, in the case of amounts owed to CFS, through December 2003. The convertible notes payable are secured by substantially all of the assets of the Company and cannot be prepaid.

     Subject to approval by the Company's stockholders, the principal balances may be converted into the Company's common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and CFS. The beneficial conversion rights have been fair valued at $6.5 million and $36.0 million for CMGI and CFS, respectively. The value of the beneficial conversions rights will be amortized over the life of the convertible notes payable. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately 14.7 million shares of the Company's common stock. CMGI also converted approximately $16.2 million in other amounts due by the Company to CMGI into approximately 9.9 million shares of the Company's common stock.

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

     Subsequent to October 31, 2001, the Company finalized an agreement with an equipment lessor whereby the Company purchased all equipment previously held under operating lease with the equipment lessor for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million. The $2.0 million difference between the fair market value of the equipment, based on a preliminary appraisal, and the purchase price has been accrued as an asset impairment charge within cost of revenue for the three months ended October 31, 2001.

     During the renegotiations of the equipment lease obligations, the Company did not make certain scheduled lease payments to certain vendors. The Company's total remaining lease obligation to these vendors as of October 31, 2001 was approximately $57 million. Of this amount, approximately $27 million was restructured in the CFS agreement, approximately $10 million in the lease buyout from an equipment vendor and approximately $4.3 million was either restructured or bought out from three other equipment vendors. The Company has been notified by certain other lessors that it is in default of the respective lease agreements. The Company is currently negotiating with these vendors. Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts or return of the underlying equipment.

10. Legal Matters

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

Overview

         We provide outsourced Web hosting and managed application services for companies conducting business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. We believe that we are one of only a relatively small number of companies that combine a highly scalable and developed infrastructure with experience, intellectual property, skill sets, processes and procedures for delivering managed hosting services. The cost for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided. We were incorporated in Delaware in December 1998 and are a 68.83% owned subsidiary of CMGI.

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

         We derive our revenue primarily from managed hosting services, but within that framework, from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, a range of bandwidth services, Content Distribution Network services, advance back-up options, managed storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, network and application load balancing, system security, and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including scalability testing, streaming services for managed hosting customers, databases and transaction processing services. We also derive revenue from related consulting and other professional services, and from providing a full suite of streaming services for the production, management, reporting, and tracking of live and on-demand web events. Revenue also includes income from the rental of equipment to customers, termination fees and one-time installation fees. Revenue is recognized in the period in which the services are performed. Installation fees are recognized ratably over the period of the customer contract. Previous to fiscal year 2001, installation revenue was recognized at the time installation services were provided. Our customer contracts generally are a one to three year commitment.

         We have incurred significant net losses and negative cash flows from operations since our inception and, as of October 31, 2001 had an accumulated deficit of approximately $260 million. These losses primarily have been funded by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering and related underwriters' over-allotment in October 1999 and November 1999, respectively, and the sale-leaseback of certain assets. We intend to continue to invest in sales, marketing, promotion, technology and infrastructure development as we grow. We believe that we will continue to incur operating losses and negative cash flows from operations for at least the next fiscal year.

Recent Developments

         In connection with an agreement dated October 29, 2001 among NaviSite, CMGI, Inc. (CMGI) and Compaq Financial Services Corporation (CFS), a wholly-owned subsidiary of Compaq Computer Corporation, we purchased certain equipment with a fair market value of $9.6 million, previously leased by us from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a preliminary appraisal, was less than the associated debt obligation, we have recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. We recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. We imputed and recognized $1.1 million of interest for the first quarter of fiscal 2002.

         On November 8, 2001, in connection with the October 29, 2001 agreement, we received $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to CFS and CMGI, respectively; making the total notes payable issued by us to CFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At our option, we may make interest payments (i) 100% in shares of NaviSite common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of NaviSite common stock, in the case of amounts owed to CFS, through December 2003. The convertible notes payable are secured by substantially all of the assets of NaviSite and cannot be prepaid.

         Subject to NaviSite stockholder approval, the principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and CFS. The beneficial conversion rights have been fair valued at $6.5 million and $36.0 million for CMGI and CFS, respectively. The value of the beneficial conversions rights will be amortized over the life of the convertible notes payable. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately
14.7 million shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite common stock.

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

         Subsequent to October 31, 2001, we finalized an agreement with an equipment lessor whereby we purchased all equipment previously held under operating lease for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million; the difference between the fair market value of the equipment, based on a preliminary appraisal, and the purchase price has been recorded as an asset impairment charge for the three months ended October 31, 2001.

THREE-MONTH PERIOD ENDED OCTOBER 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2000

Revenue

         Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the three months ended October 31, 2001, we sold services to CMGI and CMGI affiliates totaling approximately $5.8 million, or 30.1% of revenue. Four of these customers accounted for approximately 33%, 25%, 14% and 13% of revenue, respectively. As of October 31, 2001, CMGI owned approximately 68.83% of our outstanding common stock, with the balance of our common stock owned by the public.

         Total revenue decreased 26.0% to approximately $19.3 million for the three months ended October 31, 2001, from approximately $26.0 million for the same period in 2000. The decrease is due primarily to a decrease in revenue from CMGI and CMGI affiliates of approximately $5.2 million, or 47%, combined with a decrease of approximately $1.5 million of revenue from unaffiliated customers. Revenue from unaffiliated customers decreased to approximately $13.5 million or 70% of total revenue for the three months ended October 31, 2001, from approximately $15.0 million or 58% of total revenue for the same period in 2000. The number of unaffiliated customers decreased 44% to 206 at October 31, 2001 from 366 as of October 31, 2000. During the three months ended October 31, 2001, we lost 77 customers, accounting for approximately $1.1 million or 6% of revenue for that period. The number of CMGI and CMGI affiliated customers decreased 62% to 10 at October 31, 2001 from 26 as of October 31, 2000. We will continue to focus our efforts to expand our revenues with new unaffiliated enterprise customers over the near term. However, there can be no assurance that we will be successful or that the industry trend towards outsourcing IT functions and Web hosting applications will continue in the future.

Cost of Revenue

         Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities. Included in the cost of revenue for the three months ended October 31, 2001 are asset impairment charges of approximately $27.4 million related to the purchase of assets previously held under operating lease with Compaq Financial Services and another equipment lessor. With the growth of our business, we expect the costs of revenue, excluding asset impairment charges, to increase in dollar terms but decline on a percentage of revenue basis. We also expect to achieve economies of scale as a result of spreading increased volume over fixed assets, increasing productivity and using new technological tools. For fiscal year 2002, we are anticipating that the cost of revenue, excluding asset impairment charges, will decrease in absolute dollars from fiscal year 2001 levels. The anticipated decrease is a result of our fiscal year 2001 restructuring efforts, which are expected to result in decreased labor costs and reduced equipment and infrastructure expenses going forward. We are currently negotiating with several leasing vendors to either purchase equipment under operating lease or terminate the leasing arrangement before the lease termination date. We cannot assure you that we will be successful in these efforts, but if we are, we expect to incur reduced equipment expenses in fiscal year 2002 as compared to fiscal year 2001.

         Cost of revenue increased 52% to approximately $48.7 million for the three months ended October 31, 2001, from approximately $32.1 million for the same period in 2000. Excluding the $27.4 million asset impairment charge, cost of revenue for the three months ended October 31, 2001 would have been approximately $21.4 million, a decrease of approximately $10.7 million or 33% as compared to the same period in 2000. As a percentage of revenue, cost of revenue, excluding the asset impairment charge, decreased to 111% for the three months ended October 31, 2001, from 123% for the same period in 2000. The dollar value increase in cost of revenue is primarily due to the $27.4 million asset impairment charge related to the buy-out of certain operating leases. This is offset by a decrease in head count, salaries and related costs, to approximately $4.7 million, or 24% of revenue, for the three months ended October 31, 2001, from approximately $10.5 million, or 40% of revenue, for the same period in 2000, resulting from the realization of labor efficiencies and headcount reductions; and a decrease in equipment costs to approximately $10.6 million for the three months ended October 31, 2001, from approximately $13.1 million for the same period in 2000, resulting from the buyout of certain operating leases. We currently have certain equipment which is not in service due to the decrease in our customer base. We are currently evaluating this equipment in order to determine if it is impaired. We anticipate this process to be completed in the second fiscal quarter of 2002 and, as such, any resulting asset impairment charge would be recognized in the second fiscal quarter of 2002.

Gross Margin

         The gross margin decreased to approximately (153%) of total revenue for the three months ended October 31, 2001, from approximately (23%) of total revenue for the same period in 2000. Excluding the $27.4 million asset impairment charge, the gross margin improved to (11%). This improvement in the gross margin, for the three months ended October 31, 2001, as compared to the same period in 2000, is a direct result of our restructuring efforts. These restructuring efforts have resulted in lower labor costs through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the buyout of certain operating leases. We typically make "up-front" fixed investments in both equipment and personnel and the costs are leveraged across our data centers. We anticipate that our gross margins will continue to improve, based on current estimates and expectations and barring unforeseen circumstances, as our occupancy rate increases and we achieve higher operational efficiencies and economies of scale.

Operating Expenses

         Product Development. Product development expenses consist mainly of salaries and related costs. Our product development staff focuses on Internet applications and network architecture. This group identifies new Internet application software offerings, incorporates these new offerings into our suite of service offerings and positions these new offerings for marketing, sale and deployment. Our product development group also implements the various technologies, including network storage and back-up, that provide the infrastructure for both our internal network and the solutions we offer our customers. We believe that increased investment in product development is critical to attaining our strategic objectives and maintaining our competitive edge. For fiscal year 2002, we expect product development expenses to decline on a percentage of revenue basis. Product development expenses decreased 32% to approximately $2.0 million for the three months ended October 31, 2001, from approximately $2.9 million for the same period in 2000. As a percentage of revenue, product development expenses decreased slightly to 10% in the three months ended October 31, 2001, from 11% for the same period in 2000. The dollar value decrease in product development expenses is primarily related to a reduction in usage of outside consultants combined with a reduction in headcount costs resulting from the decrease in product development personnel as of October 31, 2001 to 20, from 64 employees for the same period in 2000, offset by an increase in equipment and software costs.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. For fiscal 2002, we expect selling and marketing expenses to decline in dollar terms. We continue to make targeted investments in areas that promote brand recognition and increase new customer acquisitions. We intend to accomplish this by adding capabilities in our direct sales and marketing organizations, building leveraged distribution channels with selected technology partners and increasing spending in targeted PR and marketing programs.

     Selling and marketing expenses decreased 68% to approximately $2.6 million for the three months ended October 31, 2001, from approximately $8.1 million for the same period in 2000. As a percentage of revenue, selling and marketing expenses decreased to 14% of total revenue for the three months ended October 31, 2001 from 31% of total revenue for the same period in 2000. The dollar value decrease is due primarily to reduced headcount, related salaries and commissions, and decreased expenses for marketing programs, advertising and product literature.

     General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt, and corporate overhead. Also included are intercompany charges from CMGI for human resource support and business development. With the growth of our business, we expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis, as we hire additional personnel and incur additional costs related to the growth of our business.

     General and administrative expenses increased 15% to approximately $6.8 million for the three months ended October 31, 2001, from approximately $6.0 million for the same period in 2000. As a percentage of revenue, general and administrative expenses increased to 35% of total revenue for the three months ended October 31, 2001 from 23% of total revenue for the same period in 2000. The dollar value increase in general and administrative expenses is primarily due to an increase in intercompany charges in the amount of $1.1 million and legal, professional fees in the amount of $1.2 million, offset by a decrease in headcount related expenses and salaries in the amount of $1.5 million. For fiscal year 2002, we are anticipating a decrease in general and administrative expense resulting from the fiscal year 2001 restructuring, lower labor levels and decreased bad debt expense.

Interest Income

     Interest income decreased to approximately $164,000 for three months ended October 31, 2001, from approximately $874,000 for the same period in 2000. The decrease is due primarily to the lower average cash on hand due to operating requirements during the fiscal year.

Interest Expense

     Interest expense increased to approximately $3.6 million for the three months ended October 31, 2001, from approximately $949,000 from the same period in 2000. This increase is due primarily to interest on the $80.0 million CMGI Notes and related warrant amortization and other long-term obligations.

Liquidity and Capital Resources

     Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, our initial public offering, the issuance of preferred stock to strategic investors, and related underwriters' over-allotment in October 1999 and November 1999, respectively.

     Our cash and cash equivalents decreased to $12.2 million at October 31, 2001 from $22.2 million at July 31, 2001 and we had a working capital deficit of $23.0 million for at October 31, 2001. Net cash used for operating activities for the three months ended October 31, 2001 amounted to $9.5 million, resulting primarily from net operating losses, increases in accounts receivable, and decreases in accounts payable and deferred revenue, partially offset by increases in accrued expenses, amounts due to CMGI, bad debt expense, and depreciation and amortization and the asset impairment charge.

     Net cash used in investing activities was $240,000 for the three months ended October 31, 2001, which was primarily associated with the acquisition of property and equipment and the reduction of restricted cash. Net cash used by financing activities was $242,000 for the three months ended October 31, 2001, which was primarily associated with the repayment of capital lease and financed software obligations.

     In connection with an agreement dated October 29, 2001 among NaviSite, CMGI, Inc. (CMGI) and Compaq Financial Services Corporation (CFS), a wholly-owned subsidiary of Compaq Computer Corporation, we purchased certain equipment with a fair market value of $9.6 million, previously leased by us from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a preliminary appraisal, was less than the associated debt obligation, we have recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. We recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. We imputed and recognized $1.1 million of interest for the first quarter of fiscal 2002.

     On November 8, 2001, in connection with the October 29, 2001 agreement, we received $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to CFS and CMGI, respectively making the total notes payable issued by us to CFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At our option, we may make interest payments (i) 100% in shares of NaviSite common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of NaviSite common stock, in the case of amounts owed to CFS, through December 2003. The convertible notes payable are secured by substantially all of the assets of NaviSite and cannot be prepaid.

     Subject to NaviSite stockholder approval, the principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and CFS. The beneficial conversion rights have been fair valued at $6.5 million and $36.0 million for CMGI and CFS, respectively. The value of the beneficial conversions rights will be amortized over the life of the convertible notes payable. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately
14.7 million shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite common stock.

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

     During the renegotiations of the equipment lease obligations, we did not make certain scheduled lease payments to certain vendors. Our total remaining lease obligation to these vendors as of October 31, 2001 was approximately $57 million. Of this amount, approximately $27 million was restructured in the CFS agreement, approximately $10 million in the lease buyout from an equipment vendor and approximately $4.3 million was either restructured or bought out from three other equipment vendors. We have been notified by certain other lessors that we are in default of the respective lease agreements. We are currently negotiating with these vendors. Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts or return of the underlying equipment.

     We currently anticipate that our available cash resources at October 31, 2001 combined with the cash to be received from CMGI and CFS, as described above will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next nine months. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies or to continue as a going concern. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Under our arrangement with CFS, we must obtain their consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive their consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.


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

     WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE LOSSES. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of October 31, 2001, we had an accumulated deficit of $260 million. We anticipate increased expenses as we continue to improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

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

     CMGI IS CURRENTLY A MAJORITY STOCKHOLDER, AND CFS IS A POTENTIAL MAJORITY STOCKHOLDER, AND BOTH MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS. As of October 31, 2001, CMGI beneficially owned approximately 76.3% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

     On November 8, 2001, in conjunction with the restructuring of certain of our lease obligations, we issued convertible notes which, upon conversion, would give CFS a controlling interest in NaviSite. Should CFS elect to convert its $55 million in convertible notes into our common stock and CMGI elect not to convert, CFS would own approximately 211,897,436 shares of our common stock, which, based on our capitalization as of November 8, 2001, would be approximately 71% of our then outstanding shares of common stock. In the event both CFS and CMGI elect to convert their notes into our common stock, CFS would own approximately 63% of our common stock and CMGI would own approximately 28% of our common stock. Accordingly, if CFS converts these notes to shares of our common stock, CFS would have the power, acting alone, to elect a majority of our board of directors and would have the ability to determine the outcome of any corporate actions requiring stockholder approval regardless of how our other stockholders may vote. If CFS becomes a majority stockholder, it may have interests that conflict with the interests of our other stockholders, as described above for CMGI.

     A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY IS GENERATED BY SERVICES PROVIDED TO CMGI AND COMPANIES AFFILIATED WITH CMGI, AND THE LOSS OF THIS REVENUE WOULD SUBSTANTIALLY IMPAIR THE GROWTH OF OUR BUSINESS. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 30% of our revenue in the quarter ended October 31, 2001 and approximately 35% of our revenue for the fiscal year ended July 31, 2001. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business. During the three months ended October 31, 2001, we lost 77 customers, accounting for approximately $1.1 million or 6% of revenue for that period.

     OUR ABILITY TO GROW OUR BUSINESS WOULD BE SUBSTANTIALLY IMPAIRED IF WE WERE UNABLE TO OBTAIN, ON COMMERCIALLY REASONABLE TERMS, CERTAIN EQUIPMENT THAT IS CURRENTLY PROVIDED UNDER LEASES. Certain of the equipment that we use or provide to our customers for their use in connection with our services is provided under lease. We or our customers will have to obtain this equipment for new leases and renewal of existing leases directly, on a stand alone basis. Our business would be substantially impaired if we were unable to obtain or continue these leases on commercially reasonable terms.

     WE ARE ATTEMPTING TO RENEGOTIATE CERTAIN LEASE OBLIGATIONS AND WE MAY NOT BE SUCCESSFUL. During the renegotiations of the equipment lease obligations, we did not make certain scheduled lease payments to certain vendors. Our total remaining lease obligation to these vendors as of October 31, 2001 was approximately $57 million. Of this amount, approximately $27 million was restructured in the CFS agreement and approximately $10 million in the lease buyout from another equipment vendor. We have been notified by certain other lessors that we are in default of the respective lease agreements. We are currently negotiating with these vendors. Remedies under these leases, if the event of default is not cured, include the demand of all remaining lease payments under the original lease terms, payment of stipulated loss amounts or return of the underlying equipment.

     IF THE MARKET FOR INTERNET COMMERCE AND COMMUNICATION DOES NOT CONTINUE, OR IT CONTINUES TO DECREASE, THERE MAY BE INSUFFICIENT DEMAND FOR OUR SERVICES, AND AS A RESULT, OUR BUSINESS STRATEGY MAY NOT BE SUCCESSFUL. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our growth could be substantially impaired if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance. The market for Internet application services has recently developed and is evolving.

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

     THE MARKET WE SERVE IS HIGHLY COMPETITIVE, WE MAY LACK THE FINANCIAL AND OTHER RESOURCES, EXPERTISE OR CAPABILITY NEEDED TO CAPTURE INCREASED MARKET SHARE OR MAINTAIN MARKET SHARE. We compete in the Internet application service market. This market is rapidly evolving, highly competitive and likely to be characterized by over capacity and industry consolidation. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. Our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. We may lack the financial and other resources, expertise or capability needed to capture increased market share in this environment in the future.

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

     INCREASED COSTS ASSOCIATED WITH OUR PRIVATE TRANSIT INTERNET CONNECTIONS COULD RESULT IN THE LOSS OF CUSTOMERS OR SIGNIFICANT INCREASES IN OPERATING COSTS. Our private transit Internet connections are already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers' digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we were unable to access alternative networks to distribute our customers' digital content on a cost-effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

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

     Our inability to scale our infrastructure or manage our customer growth and the related expansion of our operations could result in decreased revenue and continued operating losses. In order to service our customer base, we will need to continue to improve and expand our network infrastructure. Our ability to continue to meet the needs of a substantial number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

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

     YOU MAY EXPERIENCE DILUTION BECAUSE OF OUR RECENT FINANCING ARRANGEMENTS WITH CFS AND CMGI. The financing arrangement, as of October 29, 2001, with CFS and CMGI includes terms that allow CFS and CMGI at their discretion, to convert the debt obligation of $65 million into our common stock at a conversion price of $0.26 per share, subject to our stockholder approval. This conversion would increase the number of shares of our common stock issued by approximately 250 million shares. In addition, we may pay a portion of interest due to CFS and all interest due to CMGI with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, your percentage of ownership in us will be reduced and you may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those provided to CFS, we must issue CFS additional shares of our common stock which will further dilute existing stockholders.

     FUNDING MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL. We may need to raise additional funds from time to time and we cannot assure you that additional financing will be available on terms favorable to us, if at all. In addition, pursuant to our financing arrangements with CFS as of October 29, 2001, we may need to obtain approval from CFS for incremental funding, and we may not obtain this approval for CFS.

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

     THIRD-PARTY INFRINGEMENT CLAIMS AGAINST OUR TECHNOLOGY SUPPLIERS, CUSTOMERS OR US COULD RESULT IN DISRUPTIONS IN SERVICE, THE LOSS OF CUSTOMERS OR COSTLY AND TIME-CONSUMING LITIGATION. We license or lease most technologies used in the Internet application services that we offer. Our technology suppliers may become subject to third-party infringement or other claims and assertions, which could result in their inability or unwillingness to continue to license their technology to us. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. In addition, we have received notices alleging that our service marks infringe the trademark rights of third parties. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

     THE LOSS OF KEY OFFICERS, KEY MANAGEMENT AND OTHER PERSONNEL COULD IMPAIR OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY, BECAUSE WE SUBSTANTIALLY RELY ON THEIR EXPERIENCE AND MANAGEMENT SKILLS, OR COULD JEOPARDIZE OUR ABILITY TO CONTINUE TO PROVIDE SERVICE TO OUR CUSTOMERS. We believe that the continued service of key personnel, including Tricia Gilligan, our President and Chief Executive Officer, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance for any of our key personnel to insure our business in the event of their death. In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. On July 31, 2001, we initiated a reduction in force eliminating 126 full-and part-time employees, representing approximately 25 percent of our total staff. We also announced the departure of 7 of 13 vice presidents, in the areas of sales, human resources, international, strategic planning, managed services, marketing and technology planning, as well as our general counsel. In addition, since July 31, 2001, Joel
B. Rosen, our then Chief Executive Officer, and Kenneth W. Hale, our then Chief Financial Officer, have left our company. Although further reductions are not presently anticipated, we cannot assure you that future reductions or departures will not occur in the future.

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

     THE EMERGENCE AND GROWTH OF A MARKET FOR OUR INTERNET APPLICATION SERVICES WILL BE IMPAIRED IF THIRD PARTIES DO NOT CONTINUE TO DEVELOP AND IMPROVE THE INTERNET INFRASTRUCTURE. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet-by-Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our Web site and Internet application hosting and management services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the market for our Internet application services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.


     WE COULD BE SUBJECT TO INCREASED OPERATING COSTS, AS WELL AS CLAIMS, LITIGATION OR OTHER POTENTIAL LIABILITY, IN CONNECTION WITH RISKS ASSOCIATED WITH INTERNET SECURITY AND THE SECURITY OF OUR SYSTEMS. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend additional financial resources in the future to equip our data centers with enhanced security measures. If a third party were able to misappropriate a consumer's personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

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

     In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as spamming, can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

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

     OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ. On September 5, 2001, we received a deficiency notice from Nasdaq indicating that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days and that we had until December 4, 2001 to regain compliance with Nasdaq's listing requirements. Nasdaq informed us that if we failed to demonstrate compliance with Nasdaq's listing requirements on or before December 4, 2001, Nasdaq would provide us with written notification that it had determined that we do not meet the standards for continued listing, and our securities would be delisted from Nasdaq. However, on September 27, 2001, Nasdaq announced that it had suspended its minimum bid and market value of public float requirements for continued listing until January 2, 2002. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the tragedy of September 11, 2001. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies and companies, such as NaviSite, currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements and no deficiencies will accrue during the proposed suspension process. Nevertheless, if the minimum bid price requirement for continued listing on Nasdaq is reinstated on January 2, 2002, new delisting proceedings may be inititated against our common stock. If we are unable to regain compliance with this requirement, our common stock may be delisted from trading on Nasdaq. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, few business development opportunities and greater difficulty in obtaining financing.


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

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

     On November 8, 2001, in connection with an agreement dated October 29, 2001 among NaviSite, CMGI, Inc. (CMGI) and Compaq Financial Services Corporation
(CFS), a wholly-owned subsidiary of Compaq Computer Corporation, we purchased certain equipment previously leased by NaviSite from CFS under operating lease agreements expiring through 2003 in exchange for a note payable in the face amount of approximately $35 million. Additionally, we received $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to CFS and CMGI, respectively, making the total notes payable issued by NaviSite to CFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At NaviSite's option, we may make interest payments (i) 100% in shares of NaviSite common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of NaviSite common stock, in the case of amounts owed to CFS, through December 2003. The convertible notes payable are secured by substantially all of the assets of NaviSite and cannot be prepaid.

     Subject to NaviSite stockholder approval, the principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately 14.7 million shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite common stock.

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

     The convertible notes to CFS and CMGI were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits


     Exhibit
     Number    Exhibit
     -------   -------

     10.1 Letter Agreement by and between the Registrant and Kenneth W. Hale, dated August 2, 2001.

     10.2 Form of Executive Retention Agreement by and between the Registrant and each of Kevin Lo, Martin Sinozich and Wayne Whitcomb, dated October 17, 2001.

     10.3 Letter Amendment, dated November 8, 2001, to Transaction Agreement, dated as of October 29, 2001, by and among CMGI, Inc., AltaVista Company, Compaq Computer Corporation, Compaq Financial Services Corporation, Compaq Financial Services Company, Compaq Financial Services Canada Corporation and the Registrant.

     10.4 12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to Compaq Financial Services Corporation, dated November 8, 2001.

     10.5 12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to CMGI, Inc., dated November 8, 2001.

     10.6 Guarantee and Security Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, the guarantors party thereto and the Registrant.

     10.7 Amendment to and Restatement of the Investor Rights Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, CMGI, Inc., and the Registrant.

(b) Reports on Form 8-K

     On August 15, 2001, we filed a Current Report on Form 8-K, dated June 21, 2001, under Item 5 with respect to a class-action lawsuit filed against us.

     On August 17, 2001, we filed a Current Report on Form 8-K, dated July 18, 2001, under Items 5 and 7 with respect to the voluntary resignation of our then President and Chief Executive Officer, Joel B. Rosen, effective July 31, 2001 (publicly announced on July 18, 2001), and the reduction of our workforce by 126 full and part-time employees, representing approximately 25 percent of our total staff (publicly announced on July 31, 2001).

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                NAVISITE, INC.



Date: December 17, 2001         By /s/ Patricia Gilligan
                                --------------------------
                                Patricia Gilligan
                                President and Chief Executive
                                Officer (Principal Executive
                                Officer, Principal Financial
                                Officer and Principal
                                Accounting Officer)

                                 Exhibit Index
Exhibit No.   Exhibit
-----------   -------

10.1          Letter Agreement by and between the Registrant and Kenneth W.
              Hale, dated August 2, 2001.

10.2 Form of Executive Retention Agreement by and between the Registrant and each of Kevin Lo, Martin Sinozich and Wayne Whitcomb, dated October 17, 2001.

10.3 Letter Amendment, dated November 8, 2001, to Transaction Agreement, dated as of October 29, 2001, by and among CMGI, Inc., AltaVista Company, Compaq Computer Corporation, Compaq Financial Services Corporation, Compaq Financial Services Company, Compaq Financial Services Canada Corporation and the Registrant.

10.4 12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to Compaq Financial Services Corporation, dated November 8, 2001.

10.5 12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to CMGI, Inc., dated November 8, 2001.

10.6 Guarantee and Security Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, the guarantors party thereto and the Registrant.

10.7 Amendment to and Restatement of the Investor Rights Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, CMGI, Inc., and the Registrant.