Form 10-Q
period 2002-01-31
NAVISITE INC
filed 2002-03-18
CIK 1084750

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                         ----------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 15, 2002 there were 88,015,675 shares outstanding of the registrant's common stock, par value $.01 per share.

                                 NAVISITE, INC.

                Form 10-Q for the Quarter ended January 31, 2002

                                     INDEX

                                                                          Page
                                                                        Number
                                                                        ------
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of January 31, 2002 (unaudited)
and July 31, 2001....................................................      3

Consolidated Statements of Operations for the three and six months
ended January 31, 2002 and 2001 (unaudited)..........................      4

Consolidated Statements of Cash Flows for the six months
ended January 31, 2002 and 2001 (unaudited)..........................      5

Notes to Interim Consolidated Financial Statements (unaudited).......      6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................     11

Item 3. Quantitative and Qualitative Disclosures About
Market Risk .........................................................     26

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................     26

Item 2. Changes in Securities and Use of Proceeds....................     26

Item 3. Defaults Upon Senior Securities..............................     27

Item 4. Submission of Matters to a Vote of Security Holders..........     27

Item 5. Other Information............................................     28

Item 6. Exhibits and Reports on Form 8-K.............................     28

SIGNATURE ............................................................    29

EXHIBIT INDEX ........................................................    30

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NAVISITE, INC.

                           CONSOLIDATED BALANCE SHEETS

                (in thousands, except par value and share value)


                                                                                January 31,       July 31,
                                                                               -------------------------------
                                                                                   2002             2001
                                                                               --------------  ---------------
                                                                                (unaudited)

                             ASSETS

Current assets:
Cash and cash equivalents                                                         $   31,668       $   22,214
Accounts receivable, less allowance for doubtful accounts of $3,078 and
$6,859 at January 31, 2002 and July 31, 2001, respectively                             7,245           10,933

Due from CMGI and affiliates                                                           4,774            4,362

Assets held for sale                                                                   3,459                -

Prepaid expenses and other current assets                                              1,737            2,184
                                                                               --------------  ---------------
Total current assets                                                                  48,883           39,693

Property and equipment, net                                                           61,619           63,410

Other assets                                                                           4,093            3,718

Restricted cash                                                                        4,400            5,051

Goodwill, net of accumulated amortization of $734 and $631 at January 31,
2002 and July 31, 2001, respectively                                                     291              394
                                                                               --------------  ---------------
Total assets                                                                      $  119,286       $  112,266
                                                                               ==============  ===============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Capital lease obligations, current portion                                         $   2,169         $     42
Due to CMGI                                                                            3,149           14,821
Due to Sun Microsystems                                                                1,874                -
Accounts payable                                                                       5,282           10,341
Accrued expenses                                                                      26,163           19,299
Deferred revenue                                                                       2,277            3,818
Software vendor payable, current portion                                                 468              837
Customer deposits                                                                        256              218
                                                                               --------------  ---------------
Total current liabilities                                                             41,638           49,376
Software vendor payable, less current portion                                              -               79
Convertible notes payable to CMGI, net of a discount of $6,290
  and $10,227 at January 31, 2002 and July 31, 2001, respectively                      3,710           69,773
Convertible notes payable to Compaq Financial Services, net of a discount
  of $34,655                                                                          20,438                -
                                                                               --------------  ---------------
Total liabilities                                                                     65,786          119,228

Commitments and contingencies

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 5,000 shares authorized; 0 shares issued
and outstanding at January 31, 2002 and July 31, 2001, respectively                        -                -
Common Stock, $.01 par value, 395,000 shares authorized; 88,011 and 61,868 shares issued and outstanding at January 31, 2002 and July 31, 2001,
respectively                                                                             880              619
Additional paid-in capital                                                           339,384          208,064
Accumulated deficit                                                                (286,764)        (215,645)
                                                                               --------------  ---------------
Total stockholders' equity (deficit)                                                  53,500          (6,962)
                                                                               --------------  ---------------
Total liabilities and stockholders' equity (deficit)                              $  119,286       $  112,266
                                                                               ==============  ===============





See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                 (in thousands, except share and per share data)



                                                                              Three months ended          Six months ended
                                                                                  January 31,               January 31,
                                                                          ---------------------------- -----------------------
                                                                             2002          2001           2002        2001
                                                                          ----------- ---------------- -----------  ----------

Revenue:
Revenue                                                                      $11,747          $16,984     $25,230     $32,001

Revenue, related parties                                                       3,927           10,694       9,723      21,732
                                                                          ----------- ---------------- -----------  ----------

Total revenue                                                                 15,674           27,678      34,953      53,733

Cost of revenue                                                               20,307           33,770      41,684      65,827

Impairment of long-lived assets                                                7,226                -      34,585           -
                                                                         ----------- ---------------- -----------  ----------

Total cost of revenue                                                         27,533           33,770      76,269      65,827

Gross deficit                                                                (11,859)          (6,092)    (41,316)    (12,094)

Operating expenses:
Product development                                                            1,945            3,797       3,922       6,693

Selling and marketing                                                          2,502           11,163       5,138      19,292

General and administrative                                                     7,086            9,824      13,921      15,787
                                                                         ----------- ---------------- -----------  ----------

Total operating expenses                                                      11,533           24,784      22,981      41,772
                                                                         ----------- ---------------- -----------  ----------

Loss from operations                                                         (23,392)         (30,876)    (64,297)    (53,866)

Other income (expense):
Interest income                                                                  168              819         332       1,693

Interest expense                                                              (3,576)          (1,753)     (7,185)     (2,702)

Other income (expense), net                                                       21             (120)         31        (120)
                                                                         ----------- ---------------- -----------  ----------

Loss before cumulative effect of  change
in accounting principle                                                      (26,779)         (31,930)    (71,119)    (54,995)

Cumulative effect of change in
accounting principle                                                               -                -           -      (4,295)
                                                                         ----------- ---------------- -----------  ----------
Net loss                                                                   $ (26,779)       $ (31,930)  $ (71,119)   $(59,290)
                                                                         =========== ================ ===========  ==========

Basic and diluted net loss per
common share:
Before cumulative effect of change
in accounting principle                                                    $   (0.31)       $   (0.54)  $   (0.96)   $  (0.94)
Cumulative effect of change in
accounting principle                                                                -                -           -      (0.07)
                                                                         ----------- ---------------- -----------  ----------

Basic and diluted net loss per
common share                                                               $   (0.31)       $   (0.54)  $   (0.96)   $  (1.01)
                                                                         =========== ================ ===========  ==========
Basic and diluted weighted
average number of common
shares outstanding                                                            85,464           58,707      73,768      58,621
                                                                         =========== ================ ===========  ==========






See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)



                                                                  Six months ended
                                                                     January 31,
                                                        ---------------------------------
                                                             2002             2001
                                                        ---------------- ----------------
                                                                  (in thousands)


Cash flows from operating activities:
Net loss                                                     $  (71,119)     $   (59,290)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                    10,999            7,467
Provision for bad debts                                           3,230            5,177
Amortization of deferred compensation                                 -            1,051
Amortization of beneficial conversion feature to
interest expense                                                  1,616                -
Interest on debt paid in stock                                    2,542                -
(Gain)/loss on disposal of assets                                  (126)             120
Loss on impairment of long-lived assets                          34,585                -
Amortization of interest related to stock warrants
 issued with the notes to CMGI                                    1,172              538
Cumulative effect of change in accounting principle                   -            4,295
Changes in operating assets and liabilities:
Accounts receivable                                               1,214           (7,976)
Due from CMGI and affiliates                                     (2,709)             770
Due to CMGI                                                       4,537            3,737
Prepaid expenses and other current assets                           447           (2,737)
Other assets                                                       (476)               -
Accounts payable                                                 (5,059)           4,652
Accrued expenses and deferred revenue                             2,571           (8,957)
Customer deposits                                                    38                -
                                                        ---------------- ----------------
Net cash used by operating activities                           (16,538)         (51,153)
Cash flows from investing activities:
Purchases of property and equipment                              (3,299)         (22,134)
Proceeds from sale of property and equipment                        164           13,884
Restricted cash                                                     651             (579)
                                                        ---------------- ----------------
Net cash used by investing activities                            (2,484)          (8,829)
Cash flows from financing activities:
Issuance of convertible notes payable                            30,000           80,000
Proceeds from exercise of stock options and
employee stock purchase plan                                         34              783
Payments of capital lease obligations                            (1,110)         (29,607)
Payments of software vendor obligations                            (448)            (410)
                                                        ---------------- ----------------
Net cash provided by financing activities                        28,476           50,766
                                                        ---------------- ----------------
Net increase (decrease) in cash                                   9,454           (9,216)
Cash, beginning of period                                        22,214           77,947
                                                        ---------------- ----------------
Cash, end of period                                          $   31,668      $    68,731
                                                        ================ ================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                     $      812      $     1,099
                                                        ================ ================





See accompanying notes to interim consolidated financial statements.

                                 NAVISITE, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

                                January 31, 2002

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

         During the fiscal 2002 first quarter, non-cash financing activities included a $35 million obligation to Compaq Financial Services Corporation, a wholly-owned subsidiary of Compaq Computer Corporation (CFS), incurred for the purchase of equipment previously held under operating lease agreements with a fair value, based on a third-party appraisal, of $9.6 million. Since the fair market value of the equipment purchased was less than the associated obligation, the Company recorded an impairment charge in the first quarter of fiscal 2002 in the amount of $25.4 million. See Note 6.

         During the fiscal 2002 second quarter, non-cash financing activities included the conversion of the $80.0 million face value convertible note payable to CMGI, Inc. (CMGI), including interest of $1.5 million, and $16.2 million of amounts due to CMGI into 24,629,900 shares of the Company's common stock. In addition, 1,003,404 shares of common stock were issued in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

4. Property and Equipment



                                              January 31,   July 31,
                                              ------------------------
                                                 2002         2001
                                              ------------ -----------
                                                   (in thousands)
Office furniture and equipment                   $  5,905     $ 5,318
Computer equipment                                 27,479      18,178
Software licenses                                  16,356      16,657
Leasehold improvements                             44,856      45,452
                                              ------------ -----------


Less: Accumulated depreciation                     94,596      85,605
and amortization                                  (32,977)    (22,195)
                                              ------------ -----------
                                                 $ 61,619    $ 63,410
                                              ============ ===========



         During the fiscal 2002 second quarter, the Company performed a physical inventory of its customer dedicated equipment. As a result of this inventory, the Company recorded an impairment charge of $1.9 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use. The Company approved a plan whereby the excess assets not in use would be disposed of within the next twelve months. These assets are classified as assets held for sale on the Company's balance sheet as of January 31, 2002 and have been valued at their estimated fair value less costs to sell. The majority of the assets held for sale were acquired during the first and second quarters of fiscal year 2002 in conjunction with the buyout of equipment previously held under certain operating leases.

         In the second quarter of fiscal year 2002, the Company recorded a $3.2 million charge representing the future remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers, and upon the loss of the customer the equipment became idle. Based on the Company's forecasts, the equipment will not be utilized before the related operating leases expire and/or the equipment becomes obsolete.

         In the second quarter of fiscal year 2002, the Company evaluated the current and forecasted utilization of its purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, the Company recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired and/or became obsolete.

         In the second quarter of fiscal year 2002, the Company finalized an agreement with an equipment lessor whereby the Company purchased all equipment previously held under operating lease for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million. The $2.0 million difference between the fair market value of the equipment, based on a third-party appraisal, and the purchase price was previously recorded as an asset impairment charge for the three-month period ended October 31, 2001.

         In the second quarter of fiscal year 2002, the Company purchased certain equipment with a fair market value of $1.2 million, previously leased by the Company from two equipment vendors under operating lease agreements, for $2.7 million, of which $848,000 was paid in the second quarter of fiscal year 2002 and two payments of $937,000 are payable in February 2002 and May 2002. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, the Company has recorded an asset impairment charge for the three-month period ended January 31, 2002 of $408,000.

         In the second quarter of fiscal year 2002, the Company modified the payment amounts and terms of certain operating leases with two equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million is payable in January 2003. The equipment under both capital leases was capitalized at the fair market value of the equipment at the time of the modification, $1.0 million, which was lower than the present value of the future minimum lease payments based on the Company's estimated incremental borrowing rate of 12%. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, the Company has recorded an asset impairment charge for the three-month period ended January 31, 2002 of $1.3 million.

5. Accrued Expenses

                                              January 31,     July 31,
                                            -----------------------------
                                                2002           2001
                                            ------------ ----------------
                                                   (in thousands)
Accrued payroll, benefits and commissions      $  3,536        $   2,772
Accrued accounts payable                          7,077            3,078
Accrued lease payments                            8,454            6,030
Accrued restructuring                             3,393            5,236
Accrued interest                                  1,636                5
Other                                             2,067            2,178
                                            ------------ ----------------
                                               $ 26,163        $  19,299
                                            ============ ================


         In July 2001, the Company announced a plan, approved by the Board of Directors, to restructure its operations and consolidate its data centers, which resulted in a charge of approximately $8.0 million, of which approximately $5.2 million was accrued for as of July 31, 2001. Of the total restructuring charge, approximately $1.8 million was related to employee termination benefits. The Company terminated 126 employees on July 31, 2001.

         The restructuring charge also included approximately $6.2 million of costs related to the closing of the Company's two original data centers. The components of the facility closing costs included approximately $3.8 million of lease costs and other contractual obligations, to be paid over the term of the respective agreements through 2002, and approximately $2.4 million of write-offs of leasehold improvements, which were recorded as of July 31, 2001. The Company expects that the accrued restructuring amounts at January 31, 2002 will be settled in cash over the remaining contractual period extending through May 2003. Details of activity in the restructuring accrual for the six-month period ended January 31, 2002 follows:

                                Balance at                         Balance at
                              July 31, 2001       Activity      January 31, 2002
                            ------------------ ---------------  ----------------
                                               (in thousands)
Severance/Employee Costs       $  1,408          $  (1,160)         $   248

Facility Closing Costs            3,828               (683)           3,145
                            ----------------   ---------------  ----------------

Total                          $  5,236          $  (1,843)         $ 3,393
                            ================   ===============  ================


6. Agreements with CMGI and CFS

         In connection with an agreement dated October 29, 2001 among the Company, CMGI and CFS, the Company purchased certain equipment with a fair market value of $9.6 million, previously leased by the Company from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, the Company recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. The Company recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. The Company recognized $1.1 million and $1.0 million of interest expense for the first and second quarter of fiscal 2002, respectively.

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

         The principal balances of these notes may be converted into the Company's common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and CFS. The intrinsic value of the beneficial conversion rights amounted to $6.5 million and $36.0 million for CMGI and CFS, respectively. The value of the beneficial conversion rights are being amortized into interest expense over the life of the convertible notes payable. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable as an additional component of interest expense, plus the accrued interest thereon, into approximately 14.7 million shares of the Company's common stock. CMGI also converted approximately $16.2 million in other amounts due by the Company to CMGI into approximately 9.9 million shares of the Company's common stock.

         In the second quarter of fiscal year 2002, the Company issued 1,003,404 shares of common stock in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

         Holders of the convertible notes payable are entitled to both demand and piggyback registration rights, and CFS is entitled to anti-dilution protection under certain circumstances. The agreement with CFS and CMGI also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets. At January 31, 2002, the Company was not in compliance with several of these covenants. Subsequent to January 31, 2002, the Company received a waiver from CFS and CMGI for the non-compliance.

7. Revenue Recognition

         Effective August 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). Under SAB 101, installation fees are recognized over the life of the related customer contract. Prior to fiscal year 2001, the Company recognized installation fees at the time that the installation occurred. The cumulative effect of the change in accounting for installation services on all prior periods resulted in a $4.3 million increase in net loss for the quarter ended October 31, 2000 and is reflected as a cumulative effect of change in accounting principle. For the three and six-month periods ended January 31, 2002, revenue has been reduced by $20,000 and $1,000, respectively, than was previously recognized in the fourth quarter of 2001 in connection with the implementation of SAB 101.

8. Legal Matters

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

9. Net Loss Per Common Share

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

         For the three and six-month periods ended January 31, 2002 and 2001, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three and six-month periods ended January 31, 2002, 276,501 and 349,292, respectively, of dilutive shares related to employee stock options and 250 million shares issuable related to convertible debt were excluded as they had an anti-dilutive effect due to the net loss.

10. New Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interest method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS Nos. 141 and 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2003. Unamortized goodwill at January 31, 2002 amounts to $291,000. The Company intends to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on August 1, 2002, the Company will perform the required impairment test of goodwill and does not expect the implementation of these standards to have a material impact on its financial condition or results of operations.

         SFAS No. 143, Accounting For Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on its financial condition or results of operations.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS No. 144 to have a material impact on its financial condition or results of operations.

11. Subsequent Events

         Subsequent to January 31, 2002, the Company signed an agreement (the "Engage Agreement") with Engage, Inc. ("Engage"), a related party, whereby Engage's contract with the Company was terminated. Pursuant to the Engage Agreement, the Company will receive cash payments of $1.2 million in March 2002, $1.2 million in April 2002, and $1.2 million in July 2002, for a total of $3.6 million. For the three and six-month periods ended January 31, 2002, Engage represented less than 1% and 4%, respectively, of the Company's total revenue. As a result of the Engage Agreement, the Company will recognize approximately $2.3 million of non-recurring revenue in the third quarter of fiscal year 2002.

         Subsequent to January 31, 2002, the Company modified certain operating leases with a lessor such that the modified leases qualify as capital leases. No gain or loss was recognized on this modification. In addition to the lease modifications, subsequent to January 31, 2002, the Company returned equipment held under certain operating leases with the same lessor and incurred a breakage fee of $397,000.

         At January 31, 2002, we were not in compliance with several of the covenants of our convertible notes payable with CFS and CMGI. Subsequent to January 31, 2002, we received a waiver from both CFS and CMGI for the non-compliance and we are currently in compliance with the covenants of the convertible notes payable with CFS and CMGI.

         We currently continue to be in default with an operating lease, aggregating $270,000 of future lease payments. However, we have received a letter from the lessor stating that it will not accelerate payments or repossess equipment while our payments maintain a current status.

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

Overview

     We provide outsourced Web hosting and managed application services for companies conducting business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. We believe that we are the leader of "Always On Managed Hosting" and that there are a relatively small number of companies that combine a highly scalable and developed infrastructure with experience, intellectual property, skill sets, processes and procedures for delivering managed hosting services. We define "Always On Managed Hosting" as a combination of high availability infrastructure, high performance monitoring systems and proactive problem resolution management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers' web operations. The cost for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

         We were incorporated in Delaware in December 1998 and are a 77.33% owned subsidiary of CMGI. In July 1998, our predecessor, NaviSite Internet Services Corporation, acquired Servercast Communications, L.L.C., a Delaware limited liability company and developer and integrator of Internet applications, for $1.0 million in notes, plus $25,000 of bridge notes receivable and $20,000 in acquisition costs. We acquired Servercast principally for its expertise in application management, online advertising, e-commerce, content management and streaming media. In February 2000, we acquired ClickHear, Inc. for consideration valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. We acquired ClickHear principally for its expertise in streaming media management and development.

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

         We derive our revenue primarily from managed hosting services, but within that framework, from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, a range of bandwidth services, Content Distribution Network services, advance back-up options, managed storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, network and application load balancing, system security, and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including scalability testing, streaming services for managed hosting customers, databases and transaction processing services. We also derive revenue from related consulting and other professional services. Revenue also includes income from the rental of equipment to customers, termination fees and one-time installation fees. Revenue is recognized in the period in which the services are performed. Installation fees are recognized ratably over the period of the customer contract. Previous to fiscal year 2001, installation revenue was recognized at the time installation services were provided. Our customer contracts generally are a one to two year commitment.

     We have incurred significant net losses and negative cash flows from operations since our inception and, as of January 31, 2002, had an accumulated deficit of approximately $287 million. These losses have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt and by our initial public offering and related exercise of the underwriters' over-allotment option in October 1999 and November 1999, respectively, as well as by the sale-leaseback of certain assets and through the issuance of convertible debt to Compaq Financial Services Corporation, a wholly owned subsidiary of Compaq Computer Corporation (CFS). Since the beginning of fiscal year 2002 we have implemented labor efficiencies, restructured our major operating leases and obligations and eliminated excess capacity in order to accelerate our path to profitability. Although we expect that we will continue to incur operating losses and negative cashflows from operations for at least the remainder of this fiscal year, we have systematically reduced our run-rate cash expenses and have lowered our revenue requirement for EBITDA break-even.

Recent Developments

         We are currently evaluating our business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach could augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. As a result of the evaluation, we may restructure our business, which could result in, among other things: a change in our asset lives, impairment charges and decreased capital requirements. The evaluation is in the preliminary stages, and the outcome is uncertain at this point in time.

         During the second quarter of fiscal year 2002, we made the decision to discontinue our practice, on a prospective basis, of obtaining equipment under lease arrangements and subsequently renting the equipment to our customers. The decision was made for two reasons. First, many of our enterprise customers can acquire hardware equipment with a lower cost of capital. Second, it eliminates additional credit and financial risk associated with an early customer contract termination. This decision will reduce revenue potential from future customers and impact overall revenues as existing equipment leases terminate and are not renewed. We will continue to service our customers' equipment needs as the single point of procurement and management.

         In the second quarter of fiscal year 2002, we recorded a $3.2 million charge representing the future remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers, and upon the loss of the customer the equipment became idle. Based our forecasts, the equipment will not be utilized before the related operating leases expire and/or the equipment becomes obsolete.

         In the second quarter of fiscal year 2002, we evaluated the current and forcasted utilization of our purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, we recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired and/or become obsolete.

         In the second quarter of fiscal year 2002, we finalized an agreement with an equipment lessor whereby we purchased all equipment previously held under operating lease with the equipment lessor for $4.3 million. The fair market value of the equipment at the time of purchase was $2.3 million. The $2.0 million difference between the fair market value of the equipment, based on a third-party appraisal, and the purchase price was previously recorded as an asset impairment charge for the three-month period ended October 31, 2001.

         In the second quarter of fiscal year 2002, we purchased certain equipment with a fair market value of $1.2 million, previously leased by us from two equipment vendors under operating lease agreements totalling $2.7 million, of which $848,000 was paid in the second quarter of fiscal year 2002 and two payments of $937,000 are payable in February 2002 and May 2002. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, we have recorded an asset impairment charge for the three-month period ended January 31, 2002 of $408,000.

         In the second quarter of fiscal year 2002, we modified the payment amounts and terms of certain operating leases with two equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million is payable in January 2003. The equipment under both capital leases was capitalized at the fair market value of the equipment at the time of the modification, $1.0 million, which was lower than the present value of the minimum lease payments based on our estimated incremental borrowing rate of 12%. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, we have recorded an asset impairment charge for the three-month period ended January 31, 2002 of $1.3 million.

         At January 31, 2002, we were not in compliance with several of the covenants of our convertible notes payable with CFS and CMGI. Subsequent to January 31, 2002, we received a waiver from both CFS and CMGI for the non-compliance and we are currently in compliance with the covenants of the convertible notes payable with CFS and CMGI.

         In March 2002, we modified certain operating leases with a lessor such that the modified leases qualify as capital leases. No gain or loss was recognized on this modification. In addition to the lease modifications, subsequent to January 31, 2002, we returned certain equipment held under operating leases with the same lessor and incurred a breakage fee of $397,000.

         We currently continue to be in default with an operating lease, aggregating $270,000 of future lease payments. However, we have received a letter from the lessor stating that it will not accelerate payments or repossess equipment while our payments maintain a current status.

THREE-MONTH PERIOD ENDED JANUARY 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED JANUARY 31, 2001

Revenue

         Total revenue was approximately $15.7 million for the three-month period ended January 31, 2002, a decrease of 43.4% from approximately $27.7 million for the same period in 2001. The decrease is due primarily to a decrease in revenue from CMGI and CMGI affiliates of approximately $6.8 million, or 63.3%, combined with a decrease of approximately $5.2 million of revenue from unaffiliated customers. Revenue from unaffiliated customers decreased to approximately $11.7 million or 74.9% of total revenue for the three-month period ended January 31, 2002, from approximately $16.9 million or 61.4% of total revenue for the same period in 2001. The number of unaffiliated customers decreased 54.1% to 164 at January 31, 2002 from 357 as of January 31, 2001. During the three-month period ended January 31, 2002, we lost 44 customers, which would have generated approximately $2.5 million or 15.9% of revenue for that period. The number of CMGI and CMGI affiliated customers decreased 68.2% to seven at January 31, 2002 from 22 as of January 31, 2001.

         Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the three months ended January 31, 2002, we sold services to CMGI and CMGI affiliates totaling approximately $3.9 million, or 25.1% of revenue. Three of these customers accounted for approximately 11%, 6% and 4% of revenue, respectively.

         During the three-month period ended January 31, 2002, we recognized $164,000 in revenue related to contract terminations with customers, which compares with $0 for the same three-month period in 2001. Revenue from contract terminations is non-recurring in nature. Subsequent to January 31, 2002, we signed an agreement with Engage, a related party, whereby Engage's contract with us was terminated. In the second quarter of fiscal year 2002, Engage represented less than 1% of our total revenue. As a result of the termination of the Engage contract, we will recognize approximately $2.3 million of non-recurring revenue in the third quarter of fiscal year 2002.

         As we manage out non-productive customers, we continue to focus our sales and marketing efforts on generating revenues from new un-affiliated enterprise customers.

         While we will continue to service our customers' equipment needs as the single point of procurement and management, beginning in the third quarter of fiscal year 2002, we will no longer rent equipment on behalf of customers. While this practice is expected to reduce the revenue potential from new customers and new revenue potential from our current customer base, it is expected to reduce financial and credit risk and improve overall margins. Revenue from equipment rental accounted for approximately 23% of our revenue for the three-month period ended January 31, 2002.

Cost of Revenue

         Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities.

         Cost of revenue decreased 18.5% to approximately $27.5 million for the three-month period ended January 31, 2002, from approximately $33.8 million for the same period in 2001. Included in the cost of revenue for the three-month period ended January 31, 2002 are asset impairment charges of approximately $7.2 million. Excluding the $7.2 million non-recurring charge related to impaired assets, cost of revenue for the three-month period ended January 31, 2002 would have been approximately $20.3 million, a decrease of approximately $13.5 million or 39.9% as compared to the same period in 2001. The dollar value decrease in cost of revenue is primarily due to a decrease in head count, salaries and related costs, to approximately $4.7 million, or 29.9% of revenue, for the three months ended January 31, 2002, from approximately $10.5 million, or 38.1% of revenue, for the same period in 2001. The decrease in aggregate costs resulted from the realization of labor efficiencies and headcount reductions; and a decrease in equipment costs to approximately $10.1 million for the three months ended January 31, 2002, from approximately $15.5 million for the same period in 2001. The decrease in equipment costs resulted from the buyout of certain operating leases, offset by a $7.2 million asset impairment charge.

         During the second quarter of fiscal year 2002, we incurred a $7.2 million charge related to: (1) the purchase of certain equipment in excess of fair market value that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases; (3) the identification of certain leased assets that will not provide future value to us; and (4) the identification of obsolete equipment and software and for equipment no longer on hand. The impact of these actions and the removal of depreciation expense related to assets held for sale on cost of sales for the third and fourth quarters of fiscal year 2002 is estimated to be a reduction in expense of $2.7 million and $2.3 million, respectively.

         Subsequent to January 31, 2002, we reorganized our cost of revenue personnel and consolidated end-to-end service responsibility into an integrated Service Delivery organization. As a result, implementation of various technologies including network storage, back-up, and security for both our internal network and solutions we offer our customers are now performed by the Service Delivery organization.

         As our business grows, we would expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis. We also expect to achieve economies of scale as a result of spreading increased volume over our fixed assets, increasing productivity and using new technological tools. For fiscal year 2002, we anticipate that the cost of revenue, excluding asset impairment charges, will decrease in absolute dollars from fiscal 2001 levels. The anticipated decrease is a result of our fiscal 2001 restructuring efforts which are expected to result in labor efficiencies with corresponding decreased labor costs and reduced equipment and infrastructure expenses going forward.

Gross Deficit

         The gross deficit increased to approximately (75.7%) of total revenue for the three-month period ended January 31, 2002, from approximately (22%) of total revenue for the same period in 2001. Excluding the $7.2 million charge related to asset impairment, the gross deficit increased to approximately (29.6%). This increase in the gross deficit, net of the asset impairment charge, for the three-month period ended January 31, 2002, as compared to the same period in 2001, is the result of our decreased revenue levels, offset by our restructuring efforts. These restructuring efforts have resulted in lower labor costs through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the buyout of certain operating leases. We typically make up-front fixed investments in both equipment and personnel and the costs are leveraged across our data centers. We anticipate that our gross margins will improve, based on current estimates and expectations and barring unforeseen circumstances, as we achieve higher operational efficiencies and implement further cost reduction initiatives.

Operating Expenses

         Product Development. Product development expenses consist mainly of salaries and related costs. Our product development staff focuses on Internet applications, solutions and network architecture. This group identifies new Internet application software, equipment and network infrastructure and develops and incorporates these new capabilities into our suite of service offerings.

         Product development expenses decreased 48.8% to approximately $1.9 million for the three-month period ended January 31, 2002, from approximately $3.8 million for the same period in 2001. As a percentage of revenue, product development expenses decreased slightly to 12.4% in the three-month period ended January 31, 2002, from 13.7% for the same period in 2001. The dollar value decrease in product development expenses is primarily related to a reduction in usage of outside consultants combined with a reduction in headcount costs resulting from the decrease in product development personnel as of January 31, 2002 to 17 from 59 employees for the same period in 2001, offset by a small increase in equipment and software costs.

         In the third and fourth quarters of fiscal 2002, we expect our product development expenses to decrease as we narrow the focus of our investments in mobile infrastructure and web services technologies. Additionally, we continue to augment our own product development capabilities by working with and leveraging key technology and go-to-market partners.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as channel programs, advertising, product literature, trade shows, marketing and direct mail programs. Selling and marketing expenses decreased 77.6% to approximately $2.5 million for the three-month period ended January 31, 2002, from approximately $11.2 million for the same period in 2001. As a percentage of revenue, selling and marketing expenses decreased to 16.0% of total revenue for the three-month period ended January 31, 2002 from 40.3% of total revenue for the same period in 2001. The dollar value decrease is due primarily to reduced headcount, related salaries and commissions, and decreased expenses for marketing programs, advertising and product literature.

         For fiscal 2002, we expect selling and marketing expenses to decline in dollar terms as compared to fiscal 2001. We continue to make targeted investments in areas that promote brand recognition and increase new customer acquisitions. We intend to accomplish this by adding capabilities in our direct sales and marketing organizations, building leveraged distribution channels with selected technology and system integration partners and increasing spending in targeted public relations and marketing programs.

         General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt, and corporate overhead. Also included are intercompany charges from CMGI for human resource support and business development. As our business grows, we expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis, as we hire additional personnel and incur additional costs related to the growth of our business, however, if this growth does not materialize, we would expect the dollar value of these expenses to remain constant or decline and to remain constant or increase on a percentage of revenue basis as we manage our costs to expected revenue levels.

         General and administrative expenses decreased 27.9% to approximately $7.1 million for the three-month period ended January 31, 2002, from approximately $9.8 million for the same period in 2001. As a percentage of revenue, general and administrative expenses increased to 45.2% of total revenue for the three-month period ended January 31, 2002 from 35.5% of total revenue for the same period in 2001. The dollar value decrease in general and administrative expenses is primarily due to an increase in intercompany charges in the amount of $931,000 and legal and other professional fees in the amount of $827,000, offset by a decrease in headcount related expenses and salaries in the amount of $1.4 million as well as a decrease in bad debt expense in the amount of $2.4 million. For fiscal year 2002, we are anticipating a decrease in general and administrative expense resulting from the fiscal year 2001 restructuring, lower labor levels and decreased bad debt expense.

Interest Income

         Interest income decreased to approximately $168,000 for three-month period ended January 31, 2002, from approximately $819,000 for the same period in 2001. The decrease is due primarily to the lower average cash on hand due to operating requirements during the fiscal year.

Interest Expense

         Interest expense increased to approximately $3.6 million for the three-month period ended January 31, 2002, from approximately $1.8 million from the same period in 2001. This increase is due primarily to interest on the $65.1 million face value notes payable due to CMGI and CFS in the amount of $1.8 million, and the amortization of the beneficial conversion feature of the notes payable to CMGI and CFS in the amount of $1.6 million.

SIX-MONTH PERIOD ENDED JANUARY 31, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED JANUARY 31, 2001

Revenue

         Total revenue decreased 35.0% to approximately $34.9 million for the six-month period ended January 31, 2002, from approximately $53.7 million for the same period in 2001. The decrease is due primarily to a decrease in revenue from CMGI and CMGI affiliates of approximately $12.1 million, or 55.3%, combined with a decrease of approximately $6.8 million of revenue from unaffiliated customers. Revenue from unaffiliated customers decreased to approximately $25.2 million or 72.2% of total revenue for the six-month period ended January 31, 2002, from approximately $32 million or 59.6% of total revenue for the same period in 2001. The number of unaffiliated customers decreased 54.1% to 164 at January 31, 2002 from 357 as of January 31, 2001. During the six-month period ended January 31, 2002, we lost 121 customers, which would have generated approximately $7.9 million or 22.6% of revenue for that period. The number of CMGI and CMGI affiliated customers decreased 68.2% to seven at January 31, 2002 from 22 as of January 31, 2001. We will continue to focus our efforts to expand our revenues with new unaffiliated enterprise customers over the near term. However, there can be no assurance that we will be successful or that the industry trend towards outsourcing IT functions and Web hosting applications will continue in the future.

         Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the six-month period ended January 31, 2002, we sold services to CMGI and CMGI affiliates totaling approximately $9.7 million, or 27.8% of revenue. Four of these customers accounted for approximately 10%, 5%, 4% and 4% of revenue, respectively. As of January 31, 2002, CMGI owned approximately 77.33% of our outstanding common stock.


         During the six-month period ended January 31, 2002, we recognized $164,000 in revenue related to contract terminations with customers, which compares with $0 for the same six-month period in 2001. Revenue from contract terminations is non-recurring in nature. Subsequent to January 31, 2002, we signed an agreement with Engage, a related party, whereby Engage's contract with us was terminated. For the six-month period ended January 31, 2002, Engage represented $1.48 million or 4% of our total revenue. As a result of the termination of the Engage contract, we will recognize approximately $2.3 million of non-recurring revenue in the third quarter of fiscal year 2002.

         As we manage out non-productive customers, we continue to focus our sales and marketing efforts on generating revenues from new un-affiliated enterprise customers.

         While we will continue to service our customers' equipment needs as the single point of procurement and management, beginning in the third quarter of fiscal year 2002, we will no longer rent equipment for the incremental equipment needs for both current and new customers. This practice will reduce the revenue from new customers and impact overall revenue as existing equipment leases terminate and are not renewed. Equipment rental accounted for approximately 24% of our revenue for the six-month period ended January 31, 2002.

Cost of Revenue

         Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities. Included in the cost of revenue for the six-month period ended January 31, 2002 are asset impairment charges of approximately $34.6 million as described below. Cost of revenue increased 15.9% to approximately $76.3 million for the six-month period ended January 31, 2002, from approximately $65.8 million for the same period in 2001. Excluding the $34.6 million asset impairment charge, cost of revenue for the six-month period ended January 31, 2002 would have been approximately $41.7 million, a decrease of approximately $24.1 million or 36.7% as compared to the same period in 2001. As a percentage of revenue, cost of revenue, excluding the asset impairment charge, decreased to 119.3% for the six-month period ended January 31, 2002, from 122.5% for the same period in 2001. The dollar value increase in cost of revenue is primarily due to the $34.6 million asset impairment charge related to the buyout of certain operating leases. This is offset by a decrease in head count, salaries and related costs, to approximately $9.3 million, or 26.7% of revenue, for the six-month period ended January 31, 2002, from approximately $21 million, or 39.1% of revenue, for the same period in 2001, resulting from the realization of labor efficiencies and headcount reductions; and a decrease in equipment costs to approximately $20.0 million for the six-month period ended January 31, 2002, from approximately $29.2 million for the same period in 2001, resulting from the buyout of certain operating leases.

         During the six-month period ended January 31, 2002, we realized a $34.6 million non-recurring charge related to: (1) the purchase of certain equipment that was previously held under operating leases; (2) the modification of payment terms of certain operating leases that resulted in above market capital leases;
(3) the identification of certain leased assets that will not provide future value to us; and (4) the identification of obsolete equipment and software and for equipment no longer on hand. The impact of these actions and the removal of depreciation expense related to assets held for sale on cost of sales for the third and fourth quarters of fiscal year 2002 is estimated to be a reduction in expense of $2.7 million and $2.3 million, respectively.

         Subsequent to January 31, 2002, we reorganized our cost of revenue personnel and consolidated end-to-end service responsibility into an integrated Service Delivery organization. As a result, implementation of various technologies including network storage, back-up, and security for both our internal network and solutions we offer our customers are now performed by the Service Delivery organization.

         As our business grows, we would expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis. We also expect to achieve economies of scale as a result of spreading increased volume over our fixed assets, increasing productivity and using new technological tools. For fiscal year 2002, we anticipate that the cost of revenue, excluding asset impairment charges, will decrease in absolute dollars from fiscal 2001 levels. The anticipated decrease is a result of our fiscal 2001 restructuring efforts, which are expected to result in labor efficiencies with corresponding decreased labor costs and reduced equipment and infrastructure expenses going forward.

Gross Deficit

         The gross deficit increased to approximately (118.2%) of total revenue for the six-month period ended January 31, 2002, from approximately (22.5%) of total revenue for the same period in 2001. Excluding the $34.6 million asset impairment charge, the gross deficit improved to (19.3%). This improvement in the gross deficit, for the six-month period ended January 31, 2002, as compared to the same period in 2001, is a direct result of our restructuring efforts. These restructuring efforts have resulted in lower labor costs through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the buyout of certain operating leases. We typically make up-front fixed investments in both equipment and personnel and the costs are leveraged across our data centers. We anticipate that our gross deficit will improve, based on current estimates and expectations and barring unforeseen circumstances, as we achieve higher operational efficiencies and implement further cost reduction initiatives.

Operating Expenses

         Product Development. Product development expenses consist mainly of salaries and related costs. Our product development staff focuses on Internet applications, solutions and network architecture. This group identifies new Internet application software, equipment and network infrastructure and develops and incorporates these new capabilities into our suite of service offerings.

         For fiscal year 2002, we expect product development expenses to decline on a percentage of revenue basis. Product development expenses decreased 41.4% to approximately $3.9 million for the six-month period ended January 31, 2002, from approximately $6.7 million for the same period in 2001. As a percentage of revenue, product development expenses decreased slightly to 11.2% in the six-month period ended January 31, 2002, from 12.5% for the same period in 2001. The dollar value decrease in product development expenses is primarily related to a reduction in usage of outside consultants combined with a reduction in headcount costs resulting from the decrease in product development personnel as of January 31, 2002 to 17, from 59 employees for the same period in 2000, offset by an increase in equipment and software costs.

         In the third and fourth quarters of fiscal 2002, we expect our product development expenses to decrease as we narrow the focus of our investments in mobile infrastructure and web services technologies. Additionally, we continue to augment our own product development capabilities by working with and leveraging key technology and go-to-market partners.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. For fiscal 2002, we expect selling and marketing expenses to decline in dollar terms as compared to fiscal 2001. We continue to make targeted investments in areas that promote brand recognition and increase new customer acquisitions. We intend to accomplish this by adding capabilities in our direct sales and marketing organizations, building leveraged distribution channels with selected technology and system integration partners and increasing spending in targeted public relations and marketing programs.

         Selling and marketing expenses decreased 73.4% to approximately $5.1 million for the six-month period ended January 31, 2002, from approximately $19.3 million for the same period in 2001. As a percentage of revenue, selling and marketing expenses decreased to 14.7% of total revenue for the six-month period ended January 31, 2002 from 35.9% of total revenue for the same period in 2001. The dollar value decrease is due primarily to reduced headcount, related salaries and commissions, and decreased expenses for marketing programs, advertising and product literature.

         General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt, and corporate overhead. Also included are intercompany charges from CMGI for human resource support and business development. As our business grows, we expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis, as we hire additional personnel and incur additional costs related to the growth of our business, however, if this growth does not to materialize, we would expect the dollar value of these expenses to remain constant or decline and to remain constant or increase on a percentage of revenue basis as we manage our costs to expected revenue levels.

         General and administrative expenses decreased 11.8% to approximately $13.9 million for the six-month period ended January 31, 2002, from approximately $15.8 million for the same period in 2001. As a percentage of revenue, general and administrative expenses increased to 39.8% of total revenue for the six-month period ended January 31, 2002 from 29.4% of total revenue for the same period in 2001. The dollar value decrease in general and administrative expenses is primarily due to an increase in intercompany charges in the amount of $1.9 million and legal and other professional fees in the amount of $2.0 million, offset by a decrease in headcount related expenses and salaries in the amount of $3.7 million as well as a decrease in bad debt expense in the amount of $1.7 million. For fiscal year 2002, we are anticipating a decrease in general and administrative expense resulting from the fiscal year 2001 restructuring, lower labor levels and decreased bad debt expense.

Interest Income

         Interest income decreased to approximately $332,000 for six-month period ended January 31, 2002, from approximately $1.7 million for the same period in 2001. The decrease is due primarily to the lower average cash on hand due to operating requirements during the fiscal year.

Interest Expense

         Interest expense increased to approximately $7.2 million for the six-month period ended January 31, 2002, from approximately $2.7 million from the same period in 2001. This increase is due primarily to: 1) interest on the $80.0 million face value note payable to CMGI in the amount of $1.5 million and the amortization of the related warrants in the amount of $1.2 million; interest on the $65.1 million face value notes payable due to CMGI and CFS in the amount of $2.9 and the amortization of the beneficial conversion feature of the notes payable to CMGI and CFS in the amount of $1.6 million.

Liquidity and Capital Resources

         Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering and related exercise of the underwriters' over-allotment option in October 1999 and November 1999, respectively.

         Our cash and cash equivalents increased to $31.7 million at January 31, 2002 from $22.2 million at July 31, 2001 and we had working capital of $7.2 million at January 31, 2002. Net cash used by operating activities for the six-month period ended January 31, 2002 amounted to $16.5 million, resulting primarily from the net loss, increases in amounts due from CMGI and affiliates and other assets, and a decrease in accounts payable, partially offset by a decrease in accounts reveivable, increases in accrued expenses and deferred revenue, amounts due to CMGI, bad debt expense, and depreciation and amortization and asset impairment charges.

         Net cash used by investing activities was $2.5 million for the six-month period ended January 31, 2002, which was primarily associated with the acquisition of property and equipment and the reduction of restricted cash. Net cash provided by financing activities was $28.5 million for the six-month period ended January 31, 2002, which was primarily associated with the proceeds of the $30.0 million convertible notes payable from CFS and CMGI, respectively, offset by repayment of capital lease and financed software obligations.

         In connection with an agreement dated October 29, 2001 among NaviSite, CMGI and CFS, we purchased certain equipment with a fair market value of $9.6 million, previously leased by us from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, we have recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. We recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. We recorded $1.1 million and $1.0 million of interest expense for the first and second quarters of fiscal year 2002, respectively.

         On November 8, 2001, in connection with the October 29, 2001 agreement, we received $20 million and $10 million in cash from CFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to CFS and CMGI, respectively, making the total notes payable issued by us to CFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At our option, we may make interest payments (i) 100% in shares of NaviSite common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of NaviSite common stock, in the case of amounts owed to CFS, through December 2003. The convertible notes payable are secured by substantially all of the assets of NaviSite and cannot be prepaid.

         In the second quarter of fiscal year 2002, the Company issued 1,003,404 shares of common stock in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

         The principal balances of the notes may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and CFS. The intrinsic value of the beneficial conversion rights amounted to $6.5 million and $36.0 million for CMGI and CFS, respectively. The intrinsic value of the beneficial conversions rights are being amortized into interest expense over the life of the convertible notes payable as an additional component of interest expense. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately 14.7 million shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite common stock.

         Holders of the convertible notes payable are entitled to both demand and piggyback registration rights, and CFS is entitled to anti-dilution protection under certain circumstances. The agreement with CFS also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets. At January 31, 2002, we were not in compliance with several of these covenants. Subsequent to January 31, 2002, we received a waiver from CFS and CMGI for the non-compliance.

         Subsequent to January 31, 2002, we signed an agreement with Engage, Inc., a related party, whereby Engage's contract with us was terminated. Pursuant to our agreement with Engage, we will receive cash payments of $1.2 million in March 2002, $1.2 million in April 2002, and $1.2 million in July 2002, for a total of $3.6 million. For the three and six-month periods ended January 31, 2002, Engage represented less than 1% and 4%, respectively, of our total revenue. As a result of our agreement with Engage, we will recognize approximately $2.3 million of non-recurring revenue in the third quarter of fiscal year 2002.

         In March 2002, we modified certain operating leases with a lessor such that the modified leases qualify as capital leases. No gain or loss was recognized on this modification. In addition to the lease modifications, subsequent to January 31, 2002, we returned certain equipment held under certain operating leases with the same lessor and incurred a breakage fee of $397,000.

         We currently continue to be in default with an operating lease, aggregating $270,000 of future lease payments. However, we have received a letter from the lessor stating that it will not accelerate payments or repossess equipment while our payments maintain a current status.

         We currently anticipate that our available cash resources at January 31, 2002 will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures over the next twelve months. Our projected cash usage could be significantly impacted by: (1) our ability to maintain our current revenue levels; (2) our ability to achieve our projected operating results; (3) our ability to collect accounts receivables in a timely manner; (4) our ability to collect amounts due from Engage related to the termination of our contract with them; (5) our ability to achieve expected cash expense reductions; (6) our common stock being delisted from the Nasdaq National Market and/or listed on the Nasdaq SmallCap Market; and (7) our ability to sell our assets which are held for sale at their fair-market value. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies or to continue as a going concern. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Under our arrangement with CFS, we must obtain their consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive their consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Contractual Obligations and Commercial Commitments

         In the normal course of its business, the Company enters into contracts related to the leasing of facilities and equipment and the purchase of minimum amounts of bandwidth. In addition, the Company has $65.1 million of long-term debt outstanding at January 31, 2002. Future payments required under these long-term obligations are as follows:

                                                                      Payment Due by Period
                                                                          (in thousands)
                                                         Less than                                                  After
Contractual Obligations                     Total          1 year          1 - 3 years         4 - 5 years         5 years
                                          ---------      ----------       -------------       -------------       ---------

Short-term debt                           $    468       $    468         $      --           $      --           $     --
Long-term debt                              65,093                                                                  65,093
Interest on debt                            28,325          2,750             5,500               6,050             14,025
Capital leases                               4,043          4,043                --                  --                 --
Operating leases                             2,978          1,164             1,419                 395                 --
Bandwidth commitments                        5,059          3,151             1,713                 196                 --
Level 3 agreement                            3,030          2,618               412                  --                 --
Maintenance for hardware and software        2,233            540             1,080                 612                 --
Property leases                             29,274          2,438             4,740               5,470             16,626
                                          ---------      ----------       -------------       -------------       ---------
Total                                     $140,503       $ 17,172         $  14,864           $  12,723           $ 95,744
                                          =========      ==========       =============       =============       =========



Critical Accounting Policies

         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets.

         Revenue Recognition. We provide outsourced web hosting and managed application services and related professional and consulting services. Revenue consists of monthly fees for web site and internet application management, application rentals, and hosting. Revenues related to monthly fees for web site and internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 24 months. In the event a customer terminates their agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer's remaining base monthly fees obligation times the number of months remaining in the contract term.

         Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined subsequent to our initial evaluation and at any time during the arrangement that collectibility is not reasonably assured, revenue is recognized as cash is received. Due to the nature of our service arrangements, we provide written notice of termination of services, typically 90 days in advance of disconnecting a customer. Revenue for services rendered during this notification period is recognized on a cash basis as collectibility is not considered probable at the time the services are provided.

         Allowance for Doubtful Accounts. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral or other security against trade receivables. Our customer base includes a significant number of dot.com businesses that face increased risk of loss of funding depending on the availability of private and or public funding. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 50% of the balance over 120 days old and 3% of all other customer balances. This method historically approximated actual write off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

         Impairment of Long-lived Assets. We review our long-lived assets, primarily property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment, and software licenses. During the fourth quarter of fiscal 2001, due to significant industry and economic trends affecting both the Company's current and future operations as well as a significant decline in the Company's stock price, the Company completed an impairment review of its property and equipment. This review included a comparison of the carrying amount of such assets to the estimated future undiscounted net cash flows expected to be generated by those assets at an enterprise level. As a result of this review, the Company determined that there was no impairment in the property and equipment. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. In addition, we are currently evaluating our business model and the manner in which we provide services. As of result of this evaluation, we may decide to restructure how we deliver our services which could result in, but not be limited to, an impairment of our data center assets and/or a change in the estimated useful life of certain assets. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

         During fiscal 2002, in connection with restructuring of certain of our operating leases, we entered into equipment purchase agreements and lease modifications resulting in both the direct buyout of customer equipment and a change in lease classification from operating to capital. In connection with these agreements, we obtained appraisals from third parties providing the fair market values of the related equipment purchased or leased under capital leases and recorded impairment charges totaling approximately $29 million, which represents the excess consideration paid (including cash and the present value of future minimum lease payments discounted at our estimated incremental borrowing rate of 12%) over the fair value of the assets acquired or leased

         We performed an evaluation of our customer dedicated equipment inventory during the second quarter of fiscal 2002 and identified $3.4 million of excess and idle equipment which is held for sale. The carrying value of this equipment approximated its fair value less costs to sell as most of the equipment was included in the lease restructuring agreements and were recorded at their fair value based on appraisal. Our plan is to sell this excess equipment at its fair value. Should we not realize the fair value of the equipment upon sale or not be able to sell the equipment, we may incur additional impairment charges. We also recorded an impairment charge of $1.9 million for obsolete equipment and equipment no longer on hand.

Related Party Transactions

         We are currently a 77.33% owned subsidiary of CMGI. CMGI has provided us with funding since our inception through the issuance of common stock, preferred stock and convertible debt.

         We sell our products and services to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $3.9 million and $9.7 million for the three and six-month periods ended January 31, 2002 compared to $10.7 million and $21.7 million for the three and six-month periods ended January 31, 2001. These related parties typically receive a 10% discount for services provided by the Company. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties. Subsequent to January 31, 2002, we entered into an agreement with Engage, a related party, whereby Engage's contract with us was cancelled. Pursuant to the settlement, we will receive cash payments of $3.6 million during the third and fourth quarter of fiscal 2002 and will recognize estimated de-installation revenue of $2.3 million in our third quarter ended April 30, 2002.

         CMGI has provided us with accounting, systems and related services at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. We also purchase certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty insurance) through CMGI. CMGI also has provided us with Internet marketing and business development services. Amounts due to CMGI as of January 31, 2002 totaled $3.1 million.

We also provide administrative services to CMGI and related entities as they relate to lease schedules for equipment ordered by NaviSite prior to October 22, 1999. These lease schedules include equipment leased for both NaviSite and CMGI, however, the majority of the equipment is used by NaviSite. As part of this agreement, CMGI provides administrative services for leases that include equipment for both NaviSite and CMGI under which CMGI or a related entity is the majority equipment user. The administrative services include the payment of the lessor's monthly lease charges. In both cases, the entity providing the administrative services charges the other for the actual lease fees, however in all of these cases, CMGI bears all liability for the payment and NaviSite is not financially obligated under the leases.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE LOSSES. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of January 31, 2002, we had an accumulated deficit of $286.8 million. We anticipate increased expenses as we continue to improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

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

CMGI IS CURRENTLY A MAJORITY STOCKHOLDER, AND CFS IS A POTENTIAL MAJORITY STOCKHOLDER, AND BOTH MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS. As of January 31, 2002, CMGI beneficially owned approximately 84.22% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock. On November 8, 2001, in conjunction with the restructuring of certain of our lease obligations, we issued convertible notes which, upon conversion, would give CFS a controlling interest in NaviSite. Should CFS elect to convert its $55 million in convertible notes into our common stock and CMGI elect not to convert, CFS would own approximately 211,897,436 shares of our common stock, which, based on our capitalization as of November 8, 2001, would be approximately 71% of our then outstanding shares of common stock. In the event both CFS and CMGI elect to convert their notes into our common stock, CFS would own approximately 63% of our common stock and CMGI would own approximately 28% of our common stock. Accordingly, if CFS converts these notes to shares of our common stock, CFS would have the power, acting alone, to elect a majority of our board of directors and would have the ability to determine the outcome of any corporate actions requiring stockholder approval regardless of how our other stockholders may vote. If CFS becomes a majority stockholder, it may have interests that conflict with the interests of our other stockholders, as described above for CMGI.

A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY IS GENERATED BY SERVICES PROVIDED TO CMGI AND COMPANIES AFFILIATED WITH CMGI, AND THE LOSS OF THIS REVENUE WOULD SUBSTANTIALLY IMPAIR THE GROWTH OF OUR BUSINESS. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 27.8% of our revenue in the six months ended January 31, 2002 and approximately 35.4% of our revenue for the fiscal year ended July 31, 2001. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business. The number of CMGI and CMGI affiliated customers decreased 68.2% to seven at January 31, 2002 from 22 as of January 31, 2001.

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

OUR DECISION TO DISCONTINUE OUR PRACTICE, ON A PROSPECTIVE BASIS, OF OBTAINING EQUIPMENT UNDER LEASES AND SUBSEQUENTLY RENTING THE EQUIPEMENT TO OUR CUSTOMERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE RESULTS AND BUSINESS OPERATIONS. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who would prefer to obtain equipment from us. Current customers may not renew their agreements and seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs. If we are unable to keep our current customers and attract new customers, our future results and business operations could be materially harmed.

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ. On February 14, 2002, we received a deficiency notice from Nasdaq indicating that our common stock had not maintained a minimum market value of publicly held shares of $15,000,000 and had failed to maintain a minimum bid price per share of $3.00 over the previous 30 consecutive trading days and that we have until May 15, 2002 to regain compliance with Nasdaq's listing requirements. Nasdaq informed us that if we fail to demonstrate compliance with Nasdaq's listing requirements on or before May 15, 2002, Nasdaq will provide us with written notification that it has determined that we do not meet the standards for continued listing, and our securities will be delisted from Nasdaq. If we are unable to regain compliance with Nasdaq's requirements, our common stock could be delisted from trading on Nasdaq. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

THE LOSS OF KEY OFFICERS, KEY MANAGEMENT AND OTHER PERSONNEL COULD IMPAIR OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY, BECAUSE WE SUBSTANTIALLY RELY ON THEIR EXPERIENCE AND MANAGEMENT SKILLS, OR COULD JEOPARDIZE OUR ABILITY TO CONTINUE TO PROVIDE SERVICE TO OUR CUSTOMERS. We believe that the continued service of key personnel, including Tricia Gilligan, our President and Chief Executive Officer, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance for any of our key personnel to insure our business in the event of their death. In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. On July 31, 2001, we initiated a reduction in force eliminating 126 full-and part-time employees, representing approximately 25 percent of our total staff. We also announced the departure of 7 of 13 vice presidents, in the areas of sales, human resources, international, strategic planning, managed services, marketing and technology planning, as well as our general counsel. In addition, since July 31, 2001, Joel B. Rosen, our then Chief Executive Officer, and Kenneth W. Hale, our then Chief Financial Officer, have left our company. We cannot assure you that future reductions or departures will not occur.

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

ANY FUTURE DIVESTITURES WE MAKE OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS OR DISTRACTIONS OF OUR MANAGEMENT DUE TO DIFFICULTIES DISASSIMILATING PERSONNEL, TECHNOLOGIES OR OPERATIONS. Our business strategy may include divestiture of certain technologies. If we do pursue divestitures, our risks may increase because our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns.

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

IF OUR POTENTIAL CONTEMPLATED CHANGE TO OUR BUSINESS STRATEGY WHEREBY THE FACILITY COMPONENT OF OUR SERVICE DELIVERY WOULD BE OUTSOURCED TO DATA CENTERS OWNED BY THIRD PARTIES RATHER THAN NAVISITE IS NOT SUCCESSFUL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. We are currently evaluating our business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach could augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. The evaluation is in the preliminary stages, and the outcome is uncertain at this point in time, however, in the event we pursue such a strategy, this new business strategy may not be successful due to failures of such third-party data center providers. We would rely on these providers to supply critical components of our business, and we may not have direct control over the facility or any of these components. We may not be able to attract new customers or renew current customers as such customers may require us to own the facility being utilized. If the third-party data center providers are inadequate or if our present or potential customers prefer that we own the data centers, our business could be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk primarily relates to interest rates related to our cash and cash equivalents and our fixed rate long term debt. As of January 31, 2002, we had approximately $31.7 million in cash and cash equivalents primarily invested in money market accounts which bear interest at market rates. As of January 31, 2002, we had approximately $65.1 million of fixed rate convertible debt with CMGI and CFS. Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. The Company estimates that a one percentage point decrease or increase in interest rates would increase or decrease the fair value of the debt by $2.2 million or $2.1 million, respectively.


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

         The principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into approximately 14,724,481 shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9,905,419 shares of NaviSite common stock.

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

         On January 10, 2002, NaviSite paid $173,940 in accrued interest owed to CMGI under a convertible note by issuing to CMGI 523,915 shares of NaviSite common stock. Also on January 10, 2002, NaviSite paid $159,190 in accrued interest owed to CFS under a convertible note by issuing to CFS 479,489 shares of NaviSite common stock.

         The convertible notes and the shares of NaviSite common stock issued as interest payments under the convertible notes were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 3. Defaults Upon Senior Securities.

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

  At the Company's Annual Meeting of Stockholders held on December 19, 2001, the Company's stockholders approved the following:

                                                                Total Vote For Each       Total Vote Withheld From
                                                                      Director                  Each Director
                                                                      --------                  -------------


   (1) To elect two members of the board of directors of NaviSite to serve for one-year terms.

    Nominees:
    --------

    George A. McMillan                                              83,313,510                      153,181
    David S. Wetherell                                              83,102,488                      364,203

                                                                                                        BROKER
                                                      FOR              AGAINST          ABSTAIN        NON-VOTE
                                                      ---              -------          -------        --------


(2) To approve the issuance of
NaviSite's common stock upon conversion
of NaviSite's debt obligations held by
Compaq Financial Services Corporation
and CMGI, Inc .........................              69,176,686            245,575         33,257        14,011,173

(3) To approve an amendment to
NaviSite's Amended and Restated
Certificate of Incorporation increasing
the authorized number of shares of
NaviSite's common stock from


                                                                                                        BROKER
                                                      FOR              AGAINST          ABSTAIN        NON-VOTE
                                                      ---              -------          -------        --------

150,000,000 to 395,000,000, in order that
NaviSite will have a sufficient number of
shares in the event the debt obligations held
by Compaq Financial Services Corporation
and CMGI, Inc. are converted in full                  69,139,343            285,501         30,674        14,011,173


(4) To authorize the board of directors,
in its discretion, to amend NaviSite's
Amended and Restated Certificate of
Incorporation to effect a 1-for-5
reverse stock split of NaviSite's issued
and outstanding shares of common stock
without further approval or
authorization of NaviSite's stockholders              82,945,399            449,067         72,225                 0


(5) To authorize the board of directors,
in its discretion, to amend NaviSite's
Amended and Restated Certificate of
Incorporation to effect a 1-for-10
reverse stock split of NaviSite's issued
and outstanding shares of common stock
without further approval or
authorization of NaviSite's stockholders              82,787,415            656,644         22,632                 0


(6) To authorize the board of directors,
in its discretion, to amend NaviSite's
Amended and Restated Certificate of
Incorporation to effect a 1-for-15
reverse stock split of NaviSite's issued
and outstanding shares of Common Stock
without further approval or
authorization of NaviSite's stockholders              82,747,436            699,033         20,222                 0


(7) To ratify the appointment by the
board of directors of KPMG LLP as the
independent auditors of NaviSite for the
fiscal year ending July 31, 2002 .......              83,335,938             85,119         45,634                 0



Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number    Exhibit

-------   -------

10.1 Form of Executive Retention Agreement by and between the Registrant and each of Anthony Amato and Robert Poon, dated March 5, 2002.

(b) Reports on Form 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NAVISITE, INC.

Date: March 18, 2002          By /s/ Kevin Lo
                                 --------------------------
                                     Kevin Lo
                                     Chief Financial Officer
                                     (Principal Financial
                                     Officer)

                                 Exhibit Index

Exhibit No.   Exhibit
-----------   -------

10.1 Form of Executive Retention Agreement by and between the Registrant and each of Anthony Amato and Robert Poon, dated March 5, 2002.