Form 10-Q
period 2002-04-30
NAVISITE INC
filed 2002-06-14
CIK 1084750

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

                                 (978) 946-8300
              (Registrant's telephone number, including area code)

                                ----------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 12, 2002 there were 90,123,119 shares outstanding of the registrant's common stock, par value $.01 per share.

                                 NAVISITE, INC.

                 Form 10-Q for the Quarter ended April 30, 2002

                                     INDEX


                                                                            Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of April 30, 2002 (unaudited)
and July 31, 2001 ...........................................................  3

Consolidated Statements of Operations for the three and nine months ended April 30, 2002 and 2001 (unaudited) ...................................  4

Consolidated Statements of Cash Flows for the nine months
ended April 30, 2002 and 2001 (unaudited) ...................................  5

Notes to Interim Consolidated Financial Statements (unaudited) ..............  6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................... 11

Item 3. Quantitative and Qualitative Disclosures About
Market Risk ................................................................. 25

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 25

Item 2. Changes in Securities and Use of Proceeds ........................... 25

Item 3. Defaults Upon Senior Securities ..................................... 26

Item 4. Submission of Matters to a Vote of Security Holders ................. 26

Item 5. Other Information ................................................... 26

Item 6. Exhibits and Reports on Form 8-K .................................... 26

SIGNATURE ................................................................... 27

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NAVISITE, INC.

                           CONSOLIDATED BALANCE SHEETS

                (in thousands, except par value and share value)

                                                                                 April 30,  July 31,
                                                                                ---------------------
                                                                                   2002       2001
                                                                                ---------- ----------
                                                                                (unaudited)

                             ASSETS
                             ------
Current assets:
  Cash and cash equivalents                                                     $  27,891  $  22,214
  Accounts receivable, less allowance for doubtful accounts
    of $2,703 and $6,859 at April 30, 2002 and July 31, 2001,
    respectively                                                                    5,102     10,933
  Due from CMGI and affiliates                                                      3,217      4,362
  Assets available for sale                                                         3,531          -
  Prepaid expenses and other current assets                                         2,374      2,184
                                                                                ---------- ----------
      Total current assets                                                         42,115     39,693
  Property and equipment, net                                                      55,570     63,410
  Other assets                                                                      3,915      3,718
  Restricted cash                                                                   3,850      5,051
  Goodwill, net of accumulated amortization of $777 and $631
    at April 30, 2002 and July 31, 2001, respectively                                 237        394
                                                                                ---------- ----------
      Total assets                                                              $ 105,687  $ 112,266
                                                                                ========== ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

Current liabilities:
  Capital lease obligations, current portion                                    $   2,254  $      42
  Due to CMGI                                                                       4,993     14,821
  Due to Sun Microsystems                                                             937          -
  Accounts payable                                                                  1,968     10,341
  Accrued expenses                                                                 15,099     19,299
  Deferred revenue                                                                  1,697      3,818
  Software vendor payable, current portion                                            237        837
  Customer deposits                                                                   248        218
                                                                                ---------- ----------
      Total current liabilities                                                    27,433     49,376
  Software vendor payable, less current portion                                         -         79
  Capital lease obligations, less current portion                                     300          -
  Convertible notes payable to CMGI, net of discount of $6,018 and $10,227          3,982     69,773
      at April 30, 2002 and July 31, 2001, respectively
  Convertible notes payable to Compaq Financial Services,
      net of discount of $33,154                                                   21,939          -
                                                                                ---------- ----------
      Total liabilities                                                            53,654    119,228


Stockholders' equity (deficit):
  Preferred Stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at April 30, 2002 and
    July 31, 2001, respectively                                                         -          -
  Common Stock, $.01 par value, 395,000 shares authorized:
    90,123 and 61,868 shares issued and outstanding at April
    30, 2002 and July 31, 2001, respectively                                          901        619
  Additional paid-in capital                                                      339,940    208,064
  Accumulated deficit                                                            (288,808)  (215,645)
                                                                                ---------- ----------
      Total stockholders' equity (deficit)                                         52,033     (6,962)
                                                                                ---------- ----------
        Total liabilities and stockholders' equity (deficit)                    $ 105,687  $ 112,266
                                                                                ========== ==========

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                 (in thousands, except share and per share data)

                                                           Three months ended      Nine months ended
                                                                April 30,             April 30,
                                                       ----------------------- -----------------------
                                                          2002          2001       2002        2001
                                                       ----------- ----------- ----------- -----------
Revenue:
  Revenue                                             $  9,113       $ 17,854    $ 34,343   $ 49,855
  Revenue, related parties                               5,604          8,850      15,327     30,582
                                                      ------------ ----------- ----------- -----------
    Total revenue                                       14,717         26,704      49,670     80,437
Cost of revenue                                         14,150         32,945      55,834     98,772
Equipment impairment and lease restructuring, net       (3,985)             -      30,600          -
                                                      ------------ ----------- ----------- -----------
Total cost of revenue                                   10,165         32,945      86,434     98,772
    Gross profit / (deficit)                             4,552         (6,241)    (36,764)   (18,335)
Operating expenses:
  Product development                                    1,003          4,143       4,925     10,836
  Selling and marketing                                  2,731          7,954       7,869     27,246
  General and administrative                             2,622          8,516      16,543     24,303
  Restructuring                                         (2,495)             -      (2,495)         -
                                                      ------------ ----------- ----------- -----------
    Total operating expenses                             3,861         20,613      26,842     62,385
                                                      ------------ ----------- ----------- -----------
Income / (loss) from operations                            691        (26,854)    (63,606)   (80,720)
Other income (expense):
  Interest income                                          389            679         721      2,372
  Interest expense                                      (3,763)        (2,603)    (10,948)    (5,305)
  Other income (expense), net                              639             (6)        670       (126)
                                                      ------------ ----------- ----------- -----------
Loss before cumulative effect of change
    in accounting principle                             (2,044)       (28,784)    (73,163)   (83,779)
Cumulative effect of change in
  accounting principle                                       -              -           -     (4,295)
                                                      ------------ ----------- ----------- -----------
Net loss                                              $ (2,044)      $(28,784)   $(73,163)  $(88,074)
                                                      ============ =========== =========== ===========
Basic and diluted net loss per
  common share:
  Before cumulative effect of change
    in accounting principle                           $  (0.02)      $  (0.49)   $  (0.93)  $  (1.43)
  Cumulative effect of change in
    accounting principle                                     -              -           -      (0.07)
                                                      ------------ ----------- ----------- -----------
Basic and diluted net loss per
  common share                                        $  (0.02)      $  (0.49)   $  (0.93)  $  (1.50)
                                                      ============ =========== =========== ===========
Basic and diluted weighted
  average number of common
  shares outstanding                                    88,749         58,914      78,652     58,717
                                                      ============ =========== =========== ===========

                                 NAVISITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                 (in thousands)

                                                                     Nine months
                                                                   ended April 30,
                                                               ---------------------
                                                                  2002       2001
                                                               ---------   ---------
                                                                   (in thousands)
Cash flows from operating activities:
  Net loss                                                     $(73,163)   $(88,074)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                15,999      11,435
    Provision for bad debts                                       3,609       8,127
    Amortization of deferred compensation                             -       1,051
    Amortization of beneficial conversion feature to
      interest expense                                            3,389           -
    Interest on debt paid in stock                                3,118           -
    Gain on sale of Streaming Media Division assets                (524)          -
    (Gain)/Loss on disposal of assets                              (157)        120
    Equipment impairment and lease restructuring                 30,600           -
    Amortization of interest related to stock warrants
      issued with the notes to CMGI                               1,172       1,614
    Cumulative effect of changes in accounting principle              -       4,295
    Changes in operating assets and liabilities:
      Accounts receivable                                         2,978      (8,180)
      Due from CMGI and affiliates                                1,145       2,348
      Due to CMGI                                                 6,381       7,787
      Prepaid expenses and other current assets                    (189)        455
      Other assets                                                 (379)          -
      Accounts payable                                           (8,373)      1,848
      Accrued expenses, deferred revenue and other
        liabilities                                              (6,784)    (10,343)
      Customer deposits                                              30           -
                                                               ---------   ---------
        Net cash used for operating activities                  (21,148)    (67,517)
Cash flows from investing activities:
  Purchases of property and equipment                            (3,639)    (24,618)
  Proceeds from sale of Streaming Media Division assets           1,600           -
  Proceeds from sale of property and equipment                      646      13,884
  Other assets                                                     (237)       (586)
  Restricted cash                                                 1,201      (4,955)
                                                               ---------   ---------
        Net cash used for investing activities                     (429)    (16,275)
Cash flows from financing activities:
  Issuance of convertible notes payable                          30,000      80,000
  Proceeds from exercise of stock options and
    employee stock purchase plan                                     35         972
  Payments of capital lease obligations                          (1,165)    (29,626)
  Payments under note payable                                      (937)          -
  Payments of software vendor obligations                          (679)     (1,446)
                                                               ---------   ---------
        Net cash provided by financing activities                27,254      49,900
                                                               ---------   ---------
  Net increase/(decrease) in cash                                 5,677     (33,892)
  Cash, beginning of period                                      22,214      77,947
                                                               ---------   ---------
  Cash, end of period                                          $ 27,891    $ 44,055
                                                               =========   =========

  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                     $  2,217    $     30
                                                               =========   =========

                                 NAVISITE, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

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

2. Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. (ClickHear), after elimination of all significant intercompany balances and transactions. On March 21, 2002, the Company sold certain of its Streaming Media Division assets. The Company received proceeds of approximately $1.6 million and recorded a gain on the transaction in the fiscal year 2002 third quarter of approximately $524,000.

3. Cash and Cash Equivalents

Cash equivalents consist of a money market fund that invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

During the first quarter of fiscal 2002, the letter of credit related to the LaJolla, California facility was not renewed and the landlord drew down the related $555,000 of restricted cash.

During the first quarter of fiscal 2002, non-cash financing activities included a $35 million obligation to Compaq Financial Services Corporation, a wholly-owned subsidiary of Compaq Computer Corporation (CFS), incurred for the purchase of equipment previously held under operating lease agreements with a fair value, based on a third-party appraisal, of $9.6 million. Since the fair market value of the equipment purchased was less than the associated obligation, the Company recorded an impairment charge in the first quarter of fiscal 2002 in the amount of $25.4 million. See Note 6.

During the second quarter of fiscal year 2002, non-cash financing activities included the conversion of the $80.0 million face value convertible note payable to CMGI, Inc. (CMGI), including interest of $1.5 million, and $16.2 million of amounts due to CMGI into 24,629,900 shares of the Company's common stock. In addition, 1,003,404 shares of common stock were issued in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

During the third quarter of fiscal 2002, non-cash financing activities included the issuance of 2,100,444 shares of common stock in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

4. Property and Equipment

                                                 (unaudited)
                                                  April 30,      July 31,
                                                  ------------------------
                                                     2002         2001
                                                  ------------ -----------
                                                       (in thousands)
    Office furniture and equipment                  $  5,657     $  5,318
    Computer equipment                                26,198       18,178
    Software licenses                                 16,054       16,657
    Leasehold improvements                            44,342       45,452
                                                  ------------ -----------
                                                      92,251       85,605
    Less: Accumulated depreciation
    and amortization                                 (36,681)     (22,195)
                                                  ------------ -----------
                                                    $ 55,570     $ 63,410
                                                  ============ ===========

During the second quarter of fiscal year 2002, the Company performed a physical inventory of its customer dedicated equipment. As a result of this inventory, the Company recorded an impairment charge of $1.9 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use. The Company approved a plan whereby the excess assets not in use would be disposed of within twelve months. These assets are classified as assets held for sale on the Company's balance sheet as of April 30, 2002 and have been valued at their estimated fair value less costs to sell. The majority of the assets held for sale were acquired during the first and second quarters of fiscal year 2002 in conjunction with the buyout of equipment previously held under certain operating leases.

In the second quarter of fiscal year 2002, the Company recorded a $3.2 million charge representing the future estimated remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers, and upon the loss of the customer, the equipment became idle. Based on the Company's forecasts, the equipment will not be utilized before the related operating leases expire and/or the equipment becomes obsolete.

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

In the second quarter of fiscal year 2002, the Company purchased certain equipment with a fair market value of $1.2 million, previously leased by the Company from two equipment vendors under operating lease agreements, for $2.7 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, the Company recorded an asset impairment charge for the three-month period ended January 31, 2002 of $408,000.

In the second quarter of fiscal year 2002, the Company modified the payment amounts and terms of certain operating leases with two equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million is payable in January 2003. The equipment under both capital leases was capitalized at the fair market value of the equipment at the time of the modification, $1.0 million, which was lower than the present value of the future minimum lease payments based on the Company's estimated incremental borrowing rate of 12%. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, the Company recorded an asset impairment charge for the three-month period ended January 31, 2002 of $1.3 million.

In the third quarter 2002, the Company modified the payment amounts and terms of certain operating leases with a lessor such that the modified leases qualify as capital leases. The resulting capital lease is payable in 28 monthly payments of $4,700 for the first 4 months and $20,400 for the remaining 24 months, starting in April 2002. The equipment under this capital lease was recorded at the estimated fair market value of the equipment at the time of the modification, $116,000, which was lower than the present value of the future minimum lease payments based on the Company's estimated incremental borrowing rate of 12%. As the estimated fair market value of the equipment was less then the consideration given, the Company has recorded an asset impairment charge for the three-month period ended April 30, 2002 of $164,000. In addition to the lease modifications, in March 2002, the Company returned equipment held under certain operating leases with the same lessor and incurred and paid a breakage fee of $397,000.

During the third quarter 2002, the Company evaluated the remaining estimated obligations that were accrued at April 30, 2002 associated with the termination of equipment operating leases with vendors for both active and idle customer equipment. As a result of this analysis, the Company reversed approximately $4.8 million of this accrual to reflect positive experience in negotiating settlements with vendors and other adjustments. This reversal is reflected in the three and nine month periods ended April 30, 2002 as a benefit of approximately $835,000 recorded to cost of revenues and a benefit of approximately $4.0 million recorded to customer equipment and lease restructuring (a separate component of cost of revenues), consistent with the classification of the original charges. As a result of the various lease restructurings and impairments discussed above and in Note 3, the Company has recorded an equipment impairment and lease restructuring charge, net, of $30.6 million for the nine-month period ended April 30, 2002.

5. Accrued Expenses

                                                (unaudited)
                                                 April 30,       July 31,
                                               -----------------------------
                                                   2002           2001
                                               ------------ ----------------
                                                      (in thousands)
   Accrued payroll, benefits and commissions     $ 2,659          $   2,772
   Accrued accounts payable                        3,137              3,078
   Accrued lease payments                          1,812              4,100
   Accrued restructuring                             310              5,236
   Accrued interest                                1,600                  5
   Accrued lease impairment                        1,622              1,930
   Other                                           3,959              2,178
                                               ------------ ----------------
                                                 $15,099          $  19,299
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

The restructuring charge also included approximately $6.2 million of costs related to the closing of the Company's two original data centers. The components of the facility closing costs included approximately $3.8 million of estimated lease obligations associated with restoring the facilities to their original condition, and other contractual obligations to be paid over the term of the respective agreements through 2002, and approximately $2.4 million of write-offs of leasehold improvements, which were recorded as of July 31, 2001.

During the third quarter 2002, the Company was able to favorable renegotiate the facility closing costs. The accrual for estimated restoration costs for the two original data centers was reduced by an aggregate $1.6 million and the accrual for bandwidth termination costs was reduced by $803,000. In addition, $63,000 in severance/employee costs were forfeited by former employees. As a result, the Company reduced accrued restructuring by approximately $2.5 million.

Details of activity in the restructuring accrual for the nine-month period ended April 30, 2002 follows:

                                   Balance at                                            Balance at
                                 July 31, 2001       Activity          Adjustments      April 30, 2002
                               -----------------  ---------------  ----------------    ---------------
                                                  (in thousands)
   Severance/Employee Costs       $  1,408           $(1,253)          $   (63)            $  92

   Facility Closing Costs            3,828            (1,179)           (2,431)              218
                               ----------------   ---------------  ----------------    --------------

   Total                          $  5,236           $(2,432)          $(2,494)              310
                               ================   ===============  ================    ==============

6. Agreements with CMGI and CFS

In connection with an agreement dated October 29, 2001 among the Company, CMGI and CFS, the Company purchased certain equipment with a fair market value of $9.6 million, previously leased by the Company from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, the Company recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. The Company recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. The Company recognized $1.1 million, $1.0 million, and $1.0 million of interest expense for the first, second and third quarters of fiscal 2002, respectively.

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

In the third quarter of fiscal year 2002, the Company issued 2,100,444 shares of common stock in satisfaction of accrued interest associated with the $65.1 million notes payable to CMGI and CFS.

7. Revenue Recognition

Effective August 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). Under SAB 101, installation fees are recognized over the life of the related customer contract. Prior to fiscal year 2001, the Company recognized installation fees at the time that the installation occurred. The cumulative effect of the change in accounting for installation services on all prior periods resulted in a $4.3 million increase in net loss for the quarter ended October 31, 2000 and is reflected as a cumulative effect of change in accounting principle. For the three and nine-month periods ended April 30, 2001, revenue has been increased by $541,000 and $540,000, respectively, than was previously recognized in the fourth quarter of 2001 in connection with the implementation of SAB 101.

On March 7, 2002, the Company signed an agreement (the "Engage Agreement") with Engage, Inc. ("Engage"), a related party, whereby Engage's contract with the Company was terminated. Pursuant to the Engage Agreement, the Company received cash payments of $1.2 million in March 2002 and $1.2 million in April 2002 and will receive a cash payment of $1.2 million in July 2002, for a total of $3.6 million. For the three and nine-month periods ended April 30, 2002, Engage, exclusive of the contract termination revenue, represented 0% and 3%, respectively, of the Company's total revenue. As a result of the Engage Agreement, the Company recognized $2.3 million of non-recurring revenue in the third quarter of fiscal year 2002.

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

The Company believes that the allegations are without merit, and it intends to vigorously defend against the plantiffs' claims. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of the suits and their ultimate effect, if any, on its financial condition.

On June 7, 2002, the Company received a letter from the Vice President and General Counsel of Level 3 Communications, LLC (Level 3) alleging that the Company improperly rejected and later cancelled co-location space ordered by the Company pursuant to the General Terms and Conditions for Delivery of Service Agreement, dated as of June 29, 2000, between the Company and Level 3. Level 3 has demanded payment of certain fees relating to the co-location space, including interest on previously invoiced amounts. The Company believes that the allegations are without merit, and it intends to vigorously dispute Level 3's claims. Because this dispute is in an early stage, the Company is not able to predict the possible outcome of the dispute with Level 3 or its ultimate effect, if any, on its financial condition.

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

For the three and nine-month periods ended April 30, 2002 and 2001, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three and nine-month periods ended April 30, 2002, 277,239 and 894,076, respectively, of dilutive shares related to employee stock options and 250 million shares issuable related to convertible debt were excluded as they had an anti-dilutive effect due to the net loss.

10. New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001 and eliminates the pooling-of-interest method of accounting. SFAS No. 142 is effective for fiscal years beginning after

December 15, 2001. Under SFAS Nos. 141 and 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2003. Unamortized goodwill at April 30, 2002 amounts to $237,000. The Company intends to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on August 1, 2002, the Company will perform the required impairment test of goodwill and does not expect the implementation of these standards to have a material impact on its financial condition or results of operations.

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

We were incorporated in Delaware in December 1998 and are a 76.73% owned subsidiary of CMGI. In July 1998, our predecessor, NaviSite Internet Services Corporation, acquired Servercast Communications, L.L.C., a Delaware limited liability company and developer and integrator of Internet applications, for $1.0 million in notes, plus $25,000 of bridge notes receivable and $20,000 in acquisition costs. We acquired Servercast principally for its expertise in application management, online advertising, e-commerce, content management and streaming media. In February 2000, we acquired ClickHear Inc., a streaming media management and development company, for consideration valued at approximately $4.7 million, including approximately $50,000 of direct costs of the acquisition. We made the decision last fall to sell NaviSite's streaming media business. The streaming business was cash flow negative, faces a difficult competitive market, and was non-core to our overall strategy. On March 21, 2002, we sold certain of our Streaming Media Division assets to SMC Corporation and now provide streaming service offerings only through third parties. We received proceeds of approximately $1.6 million in cash. We recorded a gain on the transaction in the fiscal year 2002 third quarter of approximately $524,000. As part of the sale of our Streaming Media Division assets, we are subleasing part of our La Jolla facility to SMC Corporation for the next two years for an aggregate amount of approximately $700,000.

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

We derive our revenue primarily from managed hosting services, but within that framework, from a variety of services, including: Web site and Internet application hosting, which includes access to our state-of-the-art data centers, a range of bandwidth services, Content Distribution Network services, advance back-up options, managed storage and monitoring services; enhanced server management, which includes custom reporting, hardware options, network and application load balancing, system security, and the services of our technical account managers; specialized application management, which includes management of e-commerce and other sophisticated applications support services, including scalability testing, databases and transaction processing services. We also derive revenue from related consulting and other professional services. Revenue also includes income from the rental of equipment to customers, termination fees and one-time installation fees. Revenue is recognized in the period in which the services are performed. Installation fees are recognized ratably over the period of the customer contract. Previous to fiscal year 2001, installation revenue was recognized at the time installation services were provided. Our customer contracts generally are a one to two year commitment.

We have incurred significant net losses and negative cash flows from operations since our inception and, as of April 30, 2002, had an accumulated deficit of approximately $288.8 million. These losses have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt and by our initial public offering and related exercise of the underwriters' over-allotment option in October 1999 and November 1999, respectively, as well as by the sale-leaseback of certain assets and through the issuance of convertible debt to Compaq Financial Services Corporation, a wholly owned subsidiary of Compaq Computer Corporation (CFS). Since the beginning of fiscal year 2002 we have implemented labor efficiencies, restructured our major operating leases and obligations and eliminated excess capacity in order to accelerate our path to profitability. Although we expect that we will continue to incur operating losses and negative cashflows from operations for at least the remainder of this fiscal year, we have systematically reduced our run-rate cash expenses and have lowered our revenue requirement for EBITDA break-even.

Recent Developments

We are currently evaluating our business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach could augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. As a result of the evaluation, we may restructure our business, which could result in, among other things: a change in our asset lives, impairment charges and decreased capital requirements. The evaluation is still in the preliminary stages, and the outcome is uncertain at this point in time. We expect to complete this evaluation in our next fiscal year.

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

On May 10, 2002, we applied to transfer voluntarily from the Nasdaq National Market to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved our transfer application, and our common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002.

Revenue

Total revenue was approximately $14.7 million for the three-month period ended April 30, 2002, a decrease of 44.9% from approximately $26.7 million for the same period in 2001. The decrease is due primarily to a decrease in revenue from unaffiliated customers of approximately $8.7 million, or 48.9%, combined with a decrease of approximately $3.2 million, or 36.7%, of revenue from CMGI and CMGI affiliates. Included in the revenue from CMGI and CMGI affiliates is $2.3 million of non-recurring contract termination fees with Engage, a related party. Excluding the Engage contract termination fees, revenue from CMGI and CMGI affiliates for the three-month period ended April 30, 2002 decreased $5.5 million as compared to the same period in 2001. Revenue from unaffiliated customers represented 61.9% of total revenue for the three-month period ended April 30, 2002, a decrease from approximately 66.9% of total revenue for the same period in 2001. Excluding the Engage contract termination fees, unaffiliated customers increased to 73.4% of total revenue for the three-month period ended April 30, 2002. The number of unaffiliated customers decreased 51% to 160 at April 30, 2002 from 327 as of April 30, 2001. During the three-month period ended April 30, 2002, we lost 22 customers, which generated approximately $2.8 million of revenue for that period, inclusive of contract termination fees. The number of CMGI and CMGI affiliated customers decreased 67% to 7 at April 30, 2002 from 21 as of April 30, 2001.

Total revenue was approximately $49.7 million for the nine-month period ended April 30, 2002, a decrease of 38.2% from approximately $80.4 million for the same period in 2001. The decrease is due to a decrease in revenue from unaffiliated customers of approximately $15.5 million, or 31.1%, combined with a decrease of approximately $15.2 million, or 49.9% of revenue from CMGI and CMGI affiliates. Net of the Engage contract termination fees, revenue from CMGI and CMGI affiliates for the nine-month period ended April 30, 2002 decreased $17.5 million as compared to the same period in 2001. Revenue from unaffiliated customers represented 69.1% of total revenue for the nine-month period ended April 30, 2002, from approximately 62% of total revenue for the same period in 2001. Excluding the Engage contract termination fees, unaffiliated customers represented 72.5% of total revenue for the nine-month period ended April 30, 2002. During the nine-month period ended April 30, 2002, we lost 143 customers, which generated approximately $11.3 million of revenue for that period, inclusive of contract termination fees.

Our revenue from sales to related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on our then-current, standard prices; and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the three and nine-month periods ended April 30, 2002, we sold services to CMGI and CMGI affiliates totaling approximately $5.6 million, or 38.1% of revenue and $15.3 million, or 30.9% of revenue, respectively. Net of the Engage contract termination fees, CMGI and CMGI affiliates represented $3.3 or 26.6% of revenue and 13.0 million, or 27.5% of revenue for the three and nine-month periods ended April 30, 2002, respectively. Three of our related customers accounted for approximately 16%, 11% and 6% of revenue for the three-months ended April 30, 2002 and approximately 10%, 8%, and 5% for the same period in 2001.

During the three and nine-month periods ended April 30, 2002, we recognized $2.4 million and $2.6 million, respectively, in revenue related to contract terminations with customers, which compares with approximately $0 and $596,000 for the same three and nine-month periods in 2001. Revenue from contract terminations is non-recurring in nature.

As we manage out non-productive customers, we continue to focus our sales and marketing efforts on generating revenues from new un-affiliated enterprise customers.

While we will continue to service our customers' equipment needs as the single point of procurement and management, in the third quarter of fiscal year 2002, we discontinued our practice of renting equipment on behalf of customers. While this practice is expected to reduce the revenue potential from new customers and new revenue potential from our current customer base, it is expected to reduce financial and credit risk and improve overall margins. Revenue from equipment rental accounted for approximately 17% and 22% of our revenue for the three and nine-month periods ended April 30, 2002 as compared to 25% the same periods in 2001.

Cost of Revenue

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities. In the fiscal year 2001 fourth quarter, a restructuring plan was approved and the costs to shut down our two original data centers were accrued as part of the restructuring costs. As a result of the restructuring plan, the financial periods before August 2001 have the costs of the two original data centers included and the financial periods subsequent to July 2002 do not. Our fiscal year 2001 fourth quarter restructuring plan combined with our continuing efforts to improve operating efficiencies has resulted in significantly lower cost of revenue levels for the three and nine-month periods ended April 30, 2002 as compared to the same periods in 2001.

Cost of revenue decreased 69.1% to approximately $10.2 million for the three-month period ended April 30, 2002, from approximately $32.9 million for the same period in 2001. Included in the cost of revenue for the three-month period ended April 30, 2002 are reversals of lease accruals of approximately $4.8 million. During the third quarter 2002, we evaluated the remaining estimated obligations that were accrued at April 30, 2002 associated with the termination of equipment operating leases with vendors for both active and idle customer equipment. As a result of this analysis, we reversed $4.8 million of this accrual to reflect positive experience in negotiating settlements with vendors and other adjustments. This reversal is reflected in the three and nine month periods ended April 30, 2002 as a benefit of approximately $835,000 recorded to cost of revenues and a benefit of approximately $4.0 million recorded to customer equipment and lease restructuring (a separate component of cost of revenues), consistent with the classification of the original charges. Excluding the $4.8 million lease accrual adjustment, cost of revenue for the three-month period ended April 30, 2002 would have been approximately $15.0 million, a decrease of approximately $18.0 million or 54.5% as compared to the same period in 2001. The $18.0 million dollar value decrease resulted from a $10.6 million reduction in equipment lease and related costs; a $3.6 million reduction in labor costs due to headcount reductions to 166 from 287 for the same period in 2001; a $1.9 million reduction in facility related costs; and a $1.8 million reduction in bandwidth and bandwidth related costs. Excluding the Engage contract termination fee discussed above from revenues and the $4.8 million from cost of revenues, cost of revenues for the three-month period ended April 30, 2002 as a percentage of revenue decreased to approximately 121% of revenue from approximately 123% for the same period in 2001. The reduction in cost of revenues as a percentage of revenue for the three-months ended April 30, 2002 as compared to the same period in 2001 resulted primarily from a reduction in equipment lease and related costs to 28.1% of revenue from 52.7% offset by an increase in depreciation to 22% of revenue from 9%. This resulted primarily from the buyout of equipment previously held under operating leases during fiscal 2002. The equipment was recorded at fair market value and amortized over the estimated remaining useful lives of approximately 2 years.

Cost of revenue decreased 12.5% to approximately $86.4 million for the nine-month period ended April 30, 2002, from approximately $98.8 million for the same period in 2001. Included in the cost of revenue for the nine-month period ended April 30, 2002 is a net charge of $30.6 million related to customer equipment impairment charges, which represents the excess amounts paid to purchase customer equipment previously held under operating leases over the estimated fair value of the equipment, and permanently idled customer equipment held under operating leases. Excluding this $30.6 million charge, cost of revenue for the nine-month period ended April 30, 2002 would have been approximately $55.8 million, a decrease of approximately $42.9 million or 43.5% as compared to the same period in 2001. The $42.9 million dollar value decrease in cost of revenue for the nine-month period ended April 30, 2002 as compared to the same period in 2001 resulted from a $20.2 million reduction in equipment lease and related costs; a $15.3 million reduction in labor costs due to headcount reductions to 166 from 287 for the same period in 2001; a $2.1 million reduction in facility related costs; and a $4.6 million reduction in bandwidth and bandwidth related costs. Excluding the Engage contract termination fee discussed above from revenues and the $30.6 million charge from cost of revenues, cost of revenues for the nine-month period ended April 30, 2002 as a percentage of revenue decreased to approximately 118% of revenue from approximately 123% for the same period in 2001. The reduction in cost of revenues as a percentage of revenue for the nine-months ended April 30, 2002 as compared to the same period in 2001 resulted primarily from a reduction in equipment lease and related costs to 36% of revenue from 46%, a decrease in labor to 29% of revenue from 36% offset by an increase in depreciation to 18% of revenue from 9%. This resulted primarily from the buyout of equipment previously held under operating leases during fiscal 2002. The equipment was recorded at fair market value and amortized over the estimated remaining useful lives of approximately 2 years.

During the fiscal year 2002 third quarter, we reorganized our cost of revenue personnel and consolidated end-to-end service responsibility into an integrated Service Delivery organization. As a result, implementation of various technologies including network storage, back-up, and security for both our internal network and solutions we offer our customers are now performed by the Service Delivery organization.

As our business grows, we would expect the dollar value of these expenses to increase, but decline on a percentage of revenue basis. We also expect to achieve economies of scale as a result of spreading increased volume over our fixed assets, increasing productivity and using new technological tools. For fiscal year 2002, we anticipate that the cost of revenue, excluding impairment and lease restructuring charges, will decrease in absolute dollars from fiscal 2001 levels. The anticipated decrease is a result of our fiscal 2001 restructuring efforts which are expected to result in labor efficiencies with corresponding decreased labor costs and reduced equipment and infrastructure expenses going forward.

Due to changes in the industry environment and our recent operating results, consistent with our accounting policy, we are in the process of performing an analysis to determine if our long-lived assets are impaired. Our long-lived assets consist of property and equipment totaling approximately $56 million at April 30, 2002, primarily comprised of leasehold improvements related to our data centers, computer equipment, and software licenses. We will complete this analysis by the end of our fiscal year 2002.

Gross Profit /(Deficit)

The gross profit was approximately 31% for the three-month period ended April 30, 2002, an improvement from an approximate gross deficit of 23% for the same period in 2001. Excluding the $4.8 million reversal of estimated lease payment accruals from cost of revenues and the $2.3 million of nonrecurring Engage contract termination revenue recorded during the third quarter of 2002, the gross deficit for the three-month period ended April 30, 2002 would have improved to approximately 21% from 23% in the same period of 2001. The gross deficit was approximately 74% of total revenue for the nine-month period ended April 30, 2002, up from approximately 23% of total revenue for the same period in 2001. Excluding the $30.6 million charge for asset impairments from cost of revenue and the $2.3 million nonrecurring Engage contract termination revenue, the gross deficit for the nine-month period ended April 30, 2002 would have improved to 18% from 23% in the same period of 2001.

This improvement in the gross deficit, excluding the impact of the $30.6 million customer equipment impairment charge and lease restructuring from cost of revenues and the nonrecurring Engage settlement from revenue, for the three and nine-month period ended April 30, 2002, as compared to the same periods in 2001, is the result of our restructuring efforts. These efforts have resulted in lower labor costs through increased efficiencies and headcount reductions and reduced equipment expenses resulting from the buyout of certain operating leases. We typically make up-front fixed investments in both equipment and personnel and the costs are leveraged across our data centers. We anticipate that our gross margins will improve, based on current estimates and expectations and barring unforeseen circumstances, as we achieve higher operational efficiencies, implement further cost reduction initiatives and increase revenues.

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

Product development expenses decreased 75.8% to approximately $1.0 million for the three-month period ended April 30, 2002, from approximately $4.1 million for the same period in 2001. As a percentage of revenue, product development expenses decreased to 6.8% in the three-month period ended April 30, 2002, from 15.5% for the same period in 2001. The dollar value decrease in product development expenses is primarily related to reduced headcount costs resulting from the decrease in product development personnel as of April 30, 2002 to 12 from 73 employees for the same period in 2001 combined with a reduction in the usage of outside consultants.

Product development expenses decreased 54.5% to approximately $4.9 million for the nine-month period ended April 30, 2002, from approximately $10.8 million for the same period in 2001. As a percentage of revenue, product development expenses decreased to 9.9% in the nine-month period ended April 30, 2002, from 13.5% for the same period in 2001. The dollar value decrease in product development expenses is primarily related to reduced headcount costs resulting from the decrease in product development personnel combined with a reduction in the usage of outside consultants at a rate faster than the decline in revenue between the two periods.

In the fourth quarter of fiscal 2002, we expect our product development expenses to decrease slightly from the fiscal 2002 third quarter levels as we narrow the focus of our investments in mobile infrastructure and web services technologies. Additionally, we continue to augment our own product development capabilities by working with and leveraging key technology and go-to-market partners.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as channel programs, advertising, product literature, trade shows, marketing and direct mail programs. Selling and marketing expenses decreased 65.7% to approximately $2.7 million for the three-month period ended April 30, 2002, from approximately $8.0 million for the same period in 2001. As a percentage of revenue, selling and marketing expenses decreased to 18.6% of total revenue for the three-month period ended April 30, 2002 from 29.8% of total revenue for the same period in 2001. The dollar value decrease is due primarily to reduced headcount, related salaries and commissions, and decreased expenses for marketing programs, advertising and product literature at a rate faster than the decline in revenue between the two periods.

Selling and marketing expenses decreased 71.1% to approximately $7.9 million for the nine-month period ended April 30, 2002, from approximately $27.2 million for the same period in 2001. As a percentage of revenue, selling and marketing expenses decreased to 15.8% of total revenue for the nine-month period ended April 30, 2002 from 33.9% of total revenue for the same period in 2001. The dollar value decrease is due primarily to reduced headcount, related salaries and commissions, and decreased expenses for marketing programs, advertising and product literature at a rate faster than the decline in revenue between the two periods.

For fiscal 2002, we expect selling and marketing expenses to decline in dollar terms as compared to fiscal 2001. We continue to make targeted investments in areas that promote brand recognition and increase new customer acquisitions. We intend to accomplish this by adding capabilities in our direct sales and marketing organizations, building leveraged distribution channels with selected technology and system integration partners and increasing spending in targeted public relations and marketing programs. In the third quarter fiscal 2002, NaviSite launched a indirect channel program and a suite of channel ready solutions. We expect these efforts to improve overall the sales productivity and lower the cost of customer acquisition.

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

General and administrative expenses decreased 69.2% to approximately $2.6 million for the three-month period ended April 30, 2002, from approximately $8.5 million for the same period in 2001. As a percentage of revenue, general and administrative expenses decreased to 17.8% of total revenue for the three-month period ended April 30, 2002 from 31.9% of total revenue for the same period in 2001. The dollar value decrease in general and administrative expenses is primarily due to reduced bad debt expense and reduced headcount levels and headcount expenses.

General and administrative expenses decreased 31.9% to approximately $16.5 million for the three-month period ended April 30, 2002, from approximately $24.3 million for the same period in 2001. As a percentage of revenue, general and administrative expenses increased slightly to 33.3% of total revenue for the three-month period ended April 30, 2002 from 30.2% of total revenue for the same period in 2001. The dollar value decrease in general and administrative expenses is primarily due to reduced bad debt expense and reduced headcount levels and headcount expenses. Revenue declined at a rate faster than the decline in general and administrative costs for the nine month period ended April 30, 2002 compared to the same period in 2001.

For fiscal year 2002, we are anticipating a decrease in general and administrative expense resulting from the fiscal year 2001 restructuring, lower labor levels and decreased bad debt expense.

Restructuring

In July 2001, we announced a plan, approved by our Board of Directors, to restructure our operations and consolidate our data centers, which resulted in a charge of approximately $8.0 million, of which approximately $5.2 million was accrued for as of July 31, 2001. Of the total restructuring charge, approximately $1.8 million was related to employee termination benefits. We terminated 126 employees on July 31, 2001.

The restructuring charge also included approximately $6.2 million of costs related to the closing of our two original data centers. The components of the facility closing costs included approximately $3.8 million of estimated lease obligations associated with restoring the facilities to their original condition, and other contractual obligations, to be paid over the term of the respective agreements through 2002, and approximately $2.4 million of write-offs of leasehold improvements, which were recorded as of July 31, 2001.

During the third quarter 2002, we were able to favorably renegotiate the facility closing costs. The accrual for estimated restoration costs for the two original data centers was reduced by an aggregate $1.6 million and the accrual for bandwidth termination costs was reduced by approximately $803,000. In addition, $63,000 in severance/employee costs were forfeited by former employees. As a result, we reduced accrued restructuring by approximately $2.5 million during the third quarter.

Interest Income

Interest income decreased to approximately $389,000 and $721,000 for the three and nine-month periods ended April 30, 2002, from approximately $679,000 and $2.4 million for the same periods in 2001. The decrease is due primarily to the lower average cash on hand during 2002 due to operating requirements during the fiscal year offset by interest income from customer equipment rentals under direct financing leases.

Interest Expense

Interest expense increased to approximately $3.8 and $10.9 million for the three and nine month period ended April 30, 2002, from approximately $2.6 and $5.3 million for the same periods in 2001. This increase was primarily due to interest on the $80 million face value note payable to CMGI in the amount of $2.7 million, including the amortization of the related warrants; interest on the $65.1 million face value notes payable due to CMGI and CFS, in the amount of $4.8 million, and the amortization of the beneficial conversion feature of the notes payable to CMGI and CFS in the amount of $3.4 million.

Liquidity and Capital Resources

Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering and related exercise of the underwriters' over-allotment option in October 1999 and November 1999, respectively.

Our cash and cash equivalents increased to $27.9 million at April 30, 2002 from $22.2 million at July 31, 2001, and we had working capital of $14.7 million at April 30, 2002. Net cash used by operating activities for the nine-month period ended April 30, 2002 amounted to $21.1 million, resulting primarily from the net loss, increases in amount due from CMGI and affiliates and other assets, and a decrease in accounts payable, partially offset by a decrease in accounts receivable, decreases in accrued expenses and deferred revenue, amounts due to CMGI, bad debt expense, and depreciation and amortization and asset impairment charges.

Net cash used by investing activities was approximately $429,000 for the nine-month period ended April 30, 2002, which was primarily associated proceeds from the sale of equipment and the sale of our Streaming Media Division assets and reduction of restricted cash, offset by expenditures for the acquisition of property and equipment. Net cash provided by financing activities was approximately $27.3 million for the nine-month period ended April 30, 2002, which was primarily associated with the proceeds of the $30.0 million convertible notes payable from CFS and CMGI, respectively, offset by repayment of capital lease and financed software obligations.

In connection with an agreement dated October 29, 2001 among NaviSite, CMGI and CFS, we purchased certain equipment with a fair market value of $9.6 million, previously leased by us from CFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, we have recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million. We recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to CFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. We recorded $1.1 million, $1.0 million and $1.0 million of interest expense for the first, second and third quarters of fiscal year 2002, respectively.

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

In the second and third quarters of fiscal year 2002, we issued 1,003,404 shares and 2,100,444 shares of common stock in satisfaction of accrued interest associated with the $65.1 million face value notes payable to CMGI and CFS.

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

On March 7, 2002, we signed an agreement with Engage, Inc., a related party, whereby Engage's contract with us was terminated. Pursuant to our agreement with Engage, we received cash payments of $1.2 million in March 2002, $1.2 million in April 2002, and will receive $1.2 million in July 2002, for a total of $3.6 million related to amounts previously due for services rendered and amounts payable for early termination of the contracts and deinstallation of equipment. For the three and nine-month periods ended April 30, 2002, Engage represented 0% and 3%, respectively, of our total revenue. As a result of our agreement with Engage, we recognized approximately $2.3 million of non-recurring deinstallation and contract termination revenue in the third quarter of fiscal year 2002.

In the third quarter 2002, we modified the payment amounts and terms of certain operating leases with a lessor such that the modified leases qualify as capital leases. The resulting capital lease is payable in 28 monthly payments of $4,700 for the first 4 months and $20,400 for the remaining 24 months, starting in April 2002. Total payments, including principle and interest, aggregate $508,400 under this arrangement. In addition to the lease modifications, in March 2002, we returned equipment held under certain operating leases with the same lessor and incurred a breakage fee of $397,000.

We currently anticipate that our available cash resources at April 30, 2002 will be sufficient to meet our anticipated needs, barring unforeseen circumstances and subject to the impact of the factors noted below, for working capital and capital expenditures over the next twelve months. Our projected cash usage could be significantly impacted by: (1) our ability to maintain our current revenue levels through retaining existing customer accounts and acquiring revenue growth at levels greater than customer revenue churn; (2) our ability to achieve our projected operating results; (3) our ability to collect accounts receivables in a timely manner; (4) our ability to collect amounts due from Engage related to the termination of our contract with them;
(5) our ability to achieve expected cash expense reductions; and (6) our ability to sell our assets which are held for sale at their fair-market value. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies or to continue as a going concern. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Under our arrangement with CFS, we must obtain their consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive their consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Contractual Obligations and Commercial Commitments

In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum amounts of bandwidth. In addition, we have $65.1 million face value of long-term debt outstanding at April 30, 2002. Future payments required under these long-term obligations are as follows:

                                                                      Payment Due by Period
                                                                          (in thousands)
                                                         Less than                                                  After
Contractual Obligations                     Total          1 year          1 - 3 years         4 - 5 years         5 years
                                          ---------      ----------       -------------       -------------       ---------
Short-term debt                           $    237       $    237         $      --           $      --           $     --
Long-term debt                              65,093             --                --                  --             65,093
Interest on debt                            25,893          5,509            11,294               8,264                826
Capital leases                               3,765          3,192               573                  --                 --
Operating leases                             1,451            968               483                  --                 --
Bandwidth commitments                        3,425          1,898             1,478                  49                 --
Level 3 agreement                            1,560          1,560                --                  --                 --
Maintenance for hardware and software        1,980          1,080               900                  --                 --
Property leases                             27,945          4,701            10,191               6,891              6,162
                                          ---------      ----------       -------------       -------------       ---------
Total                                     $131,349       $ 19,145         $  24,919           $  15,204           $ 72,081
                                          =========      ==========       =============       =============       =========

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets.

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

Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined subsequent to our initial evaluation and at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received. Due to the nature of our service arrangements, we provide written notice of termination of services, typically 90 days in advance of disconnecting a customer. Revenue for services rendered during this notification period is recognized on a cash basis as collectability is not considered probable at the time the services are provided.

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

Impairment of Long-lived Assets. We review our long-lived assets, primarily property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment, and software licenses. During the fourth quarter of fiscal 2001, due to significant industry and economic trends affecting both our current and future operations as well as a significant decline in our stock price, we completed an impairment review of our property and equipment. This review included a comparison of the carrying amount of such assets to the estimated future undiscounted net cash flows expected to be generated by those assets at an enterprise level. As a result of this review, we determined that there was no impairment in the property and equipment. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. In addition, we are currently evaluating our business model and the manner in which we provide services. As of result of this evaluation, we may decide to restructure how we deliver our services which could result in, but not be limited to, an impairment of our data center assets and/or a change in the estimated useful life of certain assets. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Included in the cost of revenue for the nine-month period ended April 30, 2002 is a net charge of $30.6 million related to customer equipment impairment charges, which represents the excess amounts paid to purchase customer equipment previously held under operating leases over the estimated fair value of the equipment, and permanently idled customer equipment held under operating leases.

During the third quarter of fiscal year 2002 we evaluated the remaining estimated obligations that were accrued at April 20, 2002 associated with the termination of equipment operating leases with vendors for both active and idle customer equipment. As a result of this analysis, we reversed approximately $4.8 million of this accrual to reflect positive experience in negotiating settlements with vendors and other adjustments. This reversal is reflected in the three and nine month periods ended April 30, 2002 as a benefit of approximately $835,000 recorded to cost of revenues and a benefit of approximately $4.0 million recorded to customer equipment and lease restructuring (a separate component of cost of revenues), consistent with the classification of the original charges.

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

Related Party Transactions

We are currently a 76.73% owned subsidiary of CMGI. CMGI has provided us with funding since our inception through the issuance of common stock, preferred stock and convertible debt.

We sell our products and services to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $5.6 million and $15.3 million for the three and nine-month periods ended April 30, 2002 compared to $8.9 million and $30.6 million for the three and nine-month periods ended April 30, 2001. These related parties typically receive a 10% discount for services provided by us. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties. On March 7, 2002, we signed a settlement agreement with Engage, Inc., a related party, whereby Engage's service contract with us was terminated. Pursuant to our agreement with Engage, we received cash payments of $1.2 million in March 2002, $1.2 million in April 2002, and will receive $1.2 million in July 2002, for a total of $3.6 million, related to amounts previously due for services rendered and amounts payable for early termination of the contracts and deinstallation of equipment. For the three and nine-month periods ended April 30, 2002, Engage represented 0% and 3%, respectively, of our total revenue. As a result of our agreement with Engage, we recognized approximately $2.3 million of non-recurring deinstallation and contract termination revenue in the third quarter of fiscal year 2002. CMGI has provided us with accounting, systems and related services at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. We also purchase certain employee benefits (including 401(k) plan participation by our employees) and insurance (including property and casualty insurance) through CMGI. CMGI also has provided us with Internet marketing and business development services. Amounts due to CMGI related to these services as of April 30, 2002 totaled approximately $5.0 million.

We provide administrative services to CMGI and related entities as they relate to lease schedules for equipment ordered by NaviSite prior to October 22, 1999. These lease schedules include equipment leased for both NaviSite and CMGI, however, the majority of the equipment was used by NaviSite. Secondarily, as part of this understanding, CMGI provides administrative services for leases that include equipment for both NaviSite and CMGI under which CMGI or a related entity is the primary equipment user. The administrative services include the payment of the lessor's monthly lease charges. In both cases, the entity providing the administrative services charges the other for the actual lease fees, however in all of these cases, CMGI bears all liability for the payment and we are not financially obligated under the leases. While we have no financial obligation going forward, there is a disputed past due amount for which we have and will continue to accrue fees until a settlement is reached.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE LOSSES. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis or, if we achieve profitability, that it will be sustainable. We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI and a number of CMGI affiliates. It was not until the fall of 1997 that we began providing Web site hosting and Internet application management services to companies unaffiliated with CMGI. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of April 30, 2002, we had an accumulated deficit of $288.8 million. We anticipate increased expenses as we continue to improve our infrastructure, introduce new services, enhance our application management expertise, expand our sales and marketing efforts, and pursue additional industry relationships. As a result, we expect to incur operating losses for at least the next fiscal year.

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

CMGI IS CURRENTLY A MAJORITY STOCKHOLDER, AND CFS IS A POTENTIAL MAJORITY STOCKHOLDER, AND BOTH MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS. As of April 30, 2002, CMGI beneficially owned approximately 83.69% of our outstanding common stock. Accordingly, CMGI has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, CMGI may exercise its voting power by written consent, without convening a meeting of the stockholders, meaning that CMGI could affect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. CMGI's interests could conflict with the interests of our other stockholders. The possible need of CMGI to maintain control of us in order to avoid becoming a registered investment company could influence future decisions by CMGI as to the disposition of any or all of its ownership position in our company. CMGI would be subject to numerous regulatory requirements with which it would have difficulty complying if it were required to register as an investment company. As a result, CMGI may be motivated to maintain at least a majority ownership position in us, even if our other stockholders might consider a sale of control of our company to be in their best interests. As long as it is a majority stockholder, CMGI has contractual rights to purchase shares in any of our future financing sufficient to maintain its majority ownership position. CMGI's ownership may have the effect of delaying, deferring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY IS GENERATED BY SERVICES PROVIDED TO CMGI AND COMPANIES AFFILIATED WITH CMGI, AND THE LOSS OF THIS REVENUE WOULD SUBSTANTIALLY IMPAIR THE GROWTH OF OUR BUSINESS. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 30.9% of our revenue in the nine months ended April 30, 2002 and approximately 35.4% of our revenue for the fiscal year ended July 31, 2001. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from unaffiliated customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair the growth of our business. The number of CMGI and CMGI affiliated customers decreased 66.6% to 7 at April 30, 2002 from 21 as of April 30, 2001.

WE MAY NEED TO RAISE ADDITIONAL FUNDS, AND SUCH FUNDING MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL. We currently anticipate that our available cash resources at April 30, 2002 will be sufficient to meet our anticipated needs, barring unforeseen circumstances and subject to the impact of the factors noted below, for working capital and capital expenditures over the next twelve months. Our projected cash usage could be significantly impacted by: (1) our ability to maintain our current revenue levels through retaining existing customer accounts and acquiring revenue growth at levels greater than customer revenue churn; (2) our ability to achieve our projected operating results; (3) our ability to collect amounts receivables in a timely manner; (4) our ability to collect amounts due from Engage related to the termination of our contract with them; (5) our ability to achieve expected cash expense reductions; and (6) our ability to sell our assets which are held for sale at fair-market value. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies or to continue as a going concern, and we cannot assure you that the additional financing will be available on terms favorable to us, if at all. In addition, pursuant to our financing arrangements with CFS as of October 29, 2001, we may need to obtain approval from CFS for incremental funding, and we may not obtain this approval from CFS.

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

OUR DECISION TO DISCONTINUE OUR PRACTICE, ON A PROSPECTIVE BASIS, OF OBTAINING EQUIPMENT UNDER LEASES AND SUBSEQUENTLY RENTING THE EQUIPMENT TO OUR CUSTOMERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE RESULTS AND BUSINESS OPERATIONS. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who would prefer to obtain equipment from us. Current customers may not renew their agreements and seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs. If we are unable to keep our current customers and attract new customers, our future results and business operations could be materially harmed.

OUR COMMON STOCK MAY NOT BE TRANSFERRED BACK TO THE NASDAQ NATIONAL MARKET OR COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET. On February 14, 2002, we received a deficiency notice from Nasdaq indicating that our common stock had not maintained a minimum market value of publicly held shares of $15,000,000 and had failed to maintain a minimum bid price per share of $3.00 over the previous 30 consecutive trading days, and that we had until May 15, 2002 to regain compliance with the Nasdaq National Market's listing requirements. Nasdaq informed us that if we failed to demonstrate compliance with Nasdaq's listing requirements on or before May 15, 2002, Nasdaq would provide us with written notification that it had determined that we did not meet the standards for continued listing, and our securities would be delisted from the Nasdaq National Market. On May 10, 2002, we applied to transfer voluntarily to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved our transfer application, and our common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002. Although we are eligible to transfer back to the Nasdaq National Market if, among other things, our common stock's bid price is at least $1.00 for 30 consecutive trading days by February 10, 2003 and we have maintained compliance with the Nasdaq National Market's continued listing requirements while listed on the Nasdaq SmallCap Market, excluding bid price, we may not meet these requirements. If we are unable to regain compliance with the Nasdaq National Market's requirements, our common stock will remain on the Nasdaq SmallCap Market. Moreover, if we fail to meet the Nasdaq SmallCap maintenance standards, we could be delisted to the over-the-counter electronic bulletin board (OTCBB), which is operated by the National Association of Securities Dealers, Inc. If our common stock is not eligible to transfer back to the Nasdaq National Market in the future or is delisted to the OTCBB, among other things, this could result in a number of negative implications, including continued reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

IN THE EVENT WE WERE TO CHANGE OUR BUSINESS STRATEGY WHEREBY THE FACILITY COMPONENT OF OUR SERVICE DELIVERY WOULD BE OUTSOURCED TO DATA CENTERS OWNED BY THIRD PARTIES RATHER THAN NAVISITE AND ARE NOT SUCCESSFUL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. We are currently evaluating our business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach could augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. The evaluation is in the preliminary stages, and the outcome is uncertain at this point in time, however, in the event we pursue such a strategy, this new business strategy may not be successful due to failures of such third-party data center providers. We would rely on these providers to supply critical components of our business, and we may not have direct control over the facility or any of these components. We may not be able to attract new customers or renew current customers as such customers may require us to own the facility being utilized. If the third-party data center providers are inadequate or if our present or potential customers prefer that we own the data centers, our business could be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to interest rates related to our cash and cash equivalents and our fixed rate long term debt. As of April 30, 2002, we had approximately $27.9 million in cash and cash equivalents primarily invested in money market accounts which bear interest at market rates. As of April 30, 2002, we had approximately $65 million of fixed rate convertible debt with CMGI and CFS. Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. We estimate that a one percentage point decrease or increase in interest rates would increase or decrease the fair value of the debt by $2.2 million or $2.1 million, respectively.


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

On April 1, 2002, NaviSite paid $300,000 in accrued interest owed to CMGI under a convertible note by issuing to CMGI 1,094,891 shares of NaviSite common stock. Also on April 1, 2002, NaviSite paid $275,522 in accrued interest owed to CFS under a convertible note by issuing to CFS 1,005,553 shares of NaviSite common stock.

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

None.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NAVISITE, INC.


                 Date: June 14, 2002       By /s/ Kevin Lo
                                              ----------------------------
                                              Kevin Lo
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)