Form 10-K
period 2002-07-31
NAVISITE INC
filed 2002-10-29
CIK 1084750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-27597

NAVISITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts	01810 (Zip Code)
(jurisdiction of incorporation)

(978) 682-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $3,707,334, based on the last reported sale price of the registrant’s common stock on the Nasdaq SmallCap Market as of the close of business on October 25, 2002.

As of October 25, 2002 there were 95,610,362 shares outstanding of the registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.
2002 ANNUAL REPORT
ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1.    Business

Company Overview

NaviSite, Inc. (NaviSite) provides outsourced Web hosting and managed application services for companies conducting mission critical business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location and infrastructure services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex.

We provide “Always On Managed Hosting”SM and we believe that there are a relatively small number of companies that combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering complex managed hosting services. We define “Always On Managed Hosting”SM as a combination of high availability infrastructure, high performance monitoring systems and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ Web operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

We derive our revenue primarily from managed hosting services, but within that framework, from a variety of service offerings, including:

Managed Applications—for customers who want to outsource the end-to-end management of their packaged or custom e-business application.

Managed Servers—for customers who intend to manage the application, but want to outsource the management of the infrastructure software—OS, web servers, database servers, application servers and integration and transaction processing middleware—to a trusted third party.

Managed Infrastructure—for customers who want to be able to select value added security, network, application load balancing, storage, advanced backup and recovery services on an a la carte basis, knowing that they are designed to be used either alone or together.

Managed Facilities—for customers with significant internal IT resources but who want a vendor to manage the underlying data center and bandwidth facilities.

Expertise Services—for customers who want to leverage industry experts for specialized services including solutions architecture, data center migration, application and infrastructure consolidation and scalability testing that address their unique business needs.

NaviSite was incorporated in Delaware in December 1998 and is a 79.6% owned subsidiary of ClearBlue Technologies, Inc. (ClearBlue). Prior to September 11, 2002, we were a 75.8% owned subsidiary of CMGI, Inc. (CMGI). Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. Additionally, we operate two state of the art data centers, one in Andover, Massachusetts and one in San Jose, California.

Fiscal 2002 Operating Plan and Recent Developments

Fiscal year 2002 has been a challenging year for the technology industry and the telecommunications and IT services market, in particular. In fiscal year 2002, we executed a plan to restructure our business model and our business operations. Over the course of the year, we raised new financing, restructured our operating leases and fixed cost infrastructure contracts to significantly reduce excess capacity, implemented labor efficiencies, managed out non-productive customers, eliminated low margin product lines, and divested a non-core business. As a result, we have reduced our revenue requirement for EBITDA (we define EBITDA as earnings before interest, tax, depreciation and amortization, including the amortization of the beneficial conversion feature of our convertible debt) break-even from $44 million per quarter at July 31, 2001 to $11 million per quarter at July 31, 2002, while improving the quality of our service delivery, customer satisfaction and our publicly available and industry leading operating metrics.

During fiscal year 2002, we systematically reduced our run rate cash burn from $7.3 million per month in the fourth quarter of fiscal year 2001 to $1.4 million per month in the fourth quarter of fiscal year 2002. Further, as we have shifted our business model away from a return on our physical infrastructure to one focused on generating a return on our managed services platform, such as IP, software infrastructure and work processes, we expect to leverage the capital investments already made without significant new capital requirements going forward.

HPFS/CMGI Financing

Under the terms of an agreement dated October 29, 2001, NaviSite received a total of $65 million in financing from Compaq Financial Services Corporation, a wholly owned subsidiary of Compaq Computer Corporation and now known as Hewlett-Packard Financial Services Company (HPFS), and CMGI. We received $20 million and $10 million in cash from HPFS and CMGI, respectively, in the form of notes payable (collectively, the Convertible Notes) with interest payable in the first three years and principal and interest payable thereafter. We also purchased certain equipment previously under operating leases for approximately $35 million.

Also in connection with this agreement, CMGI converted its existing $80 million in outstanding notes due in December 2003 into approximately 14.5 million shares of our common stock and approximately $16.2 million of amounts due to CMGI were converted into approximately 9.9 million shares of our common stock.

Restructured Operating Leases and Infrastructure Contracts

Operating Leases.    At the beginning of fiscal year 2002, NaviSite had $82 million in assets under operating leases with third parties and an additional $23 million under operating leases held by CMGI but used by NaviSite. A portion of this equipment became undeployed during fiscal year 2002 and was not being utilized.

In fiscal year 2002, we renegotiated, restructured or bought out $73.6 million in NaviSite operating assets comprised of 199 leases with seven different lessors. In conjunction with these transactions, we returned

$5.6 million of equipment, paid approximately $7.6 million in one time cash payments and took asset impairment charges of $30.2 million as the equipment was marked to fair market value. The impact on the business was a significant reduction in operating lease payments from $44.5 million in fiscal year 2001 to $8.3 million in fiscal year 2002. Going forward, the contractual operating lease commitments in fiscal year 2003 will be approximately $1.9 million.

The $23 million in CMGI leased equipment utilized by NaviSite has been returned to CMGI in conjunction with a settlement agreement executed on August 19, 2002. As part of the settlement agreement with CMGI, we settled a net liability to CMGI of $7.7 million for $3.2 million in cash, which was paid in August 2002.

Bandwidth.    NaviSite deploys a N+1 bandwidth architecture with direct private transit Internet connections into multiple major Internet backbone providers, thereby increasing speed, reliability and consistency of performance for our customers’ Internet applications. We believe this differentiates our network infrastructure from those of our competitors.

In fiscal year 2002, we executed an aggressive cost reduction plan that both eliminated overall excess capacity and lowered unit bandwidth costs. We actively renegotiated two major bandwidth contracts and concurrently brought in three additional providers under monthly or pure usage based contracts with minimal usage commitments. As a result, overall bandwidth expenses in fiscal year 2002 were down 62% from fiscal year 2001 and fully loaded unit costs decreased by 45% in fiscal year 2002 compared with the prior fiscal year. Making changes to our bandwidth architecture, providers and contracts require long lead times. Consequently, we expect to fully realize the economic benefits of these actions in fiscal year 2003 when overall bandwidth expenses will be reduced by 83% from fiscal year 2001 and fully loaded unit costs will be reduced by 67% over fiscal year 2001.

Finally, another significant outcome of our cost reduction plan is that minimum contracted bandwidth commitments have been dramatically reduced. For fiscal year 2002, minimum contracted bandwidth payments were $3.6 million versus $9.5 million in fiscal year 2001. In fiscal year 2003, our minimum committed bandwidth payments are approximately $937,000.

Maintenance.    NaviSite has maintenance contracts with various providers for 24x7 support of all infrastructure, equipment, software and data center facilities. In fiscal year 2001, NaviSite entered into multiple, long-term maintenance support contracts with significant minimum volume commitments. These volume commitments were driven by expected growth and market analysis. When this growth did not materialize, we incurred maintenance expenses for idle software and hardware assets.

In fiscal year 2002, we renegotiated, downsized or bought out approximately 70% of our maintenance contracts. Each of our restructured maintenance contracts now has a usage-based clause that allows us to adjust volumes monthly or quarterly, which gives us flexibility without the minimum commitments. Concurrently, we consolidated infrastructure and network architectures to increase utilization and further drive cost savings. In fiscal year 2002, we reduced our maintenance expenses by 20% over fiscal year 2001. The majority of the annualized savings will be realized in fiscal year 2003 when we expect an additional 44% savings over fiscal year 2002, assuming current volume.

Labor and Operating Efficiencies

In fiscal year 2002 we aggressively restructured our organization and implemented labor efficiencies across the entire organization. As a result, overall labor and consulting expenses in fiscal year 2002 were approximately $36 million, down from $80 million in fiscal year 2001.

Examples of these efficiencies include the following: In the area of customer service, we consolidated what were previously two organizations that interacted with the customer into one integrated account management function. This increased the quality of customer service, increased solutions up-selling and reduced costs. In operations, we consolidated end-to-end service responsibility into an integrated service delivery organization. Additionally, our investments in automation combined with the maturation of our software and management systems allowed us to refine our work processes and further drive efficiencies. In research and development, we focused on a much more narrow set of initiatives with near term return on investments. We tracked and managed sales force and marketing productivity and we gained administrative efficiencies through consolidating functions.

The effectiveness of our actions is best measured by the steady and systematic improvements in the quality of the services delivered to our customer base. We believe we are currently the only managed services provider to make our monthly operating metrics publicly available on a monthly basis. These objective measures ensure transparency into our operations. There are three metrics we report: (1) mean time to notify a customer of an incident, which improved 57% from an average of 10.03 minutes in fiscal year 2001 to 4.32 minutes in fiscal year 2002; (2) mean time to respond, which is the time it takes to get an engineer to resolve an issue, improved 60% from 20.08 minutes in fiscal year 2001 to 8.01 minutes in fiscal year 2002; and (3) overall site availability, which was 99.999% in both fiscal year 2001 and 2002.

Going forward, we will continue to look for areas of improvement, to re-evaluate staffing levels and to implement additional labor efficiencies as we deem appropriate.

Data Center and Real Estate Consolidation

At the end of fiscal year 2001, we made the decision to consolidate two first generation data centers into our two second generation data center facilities. We completed the customer migration with no downtime to our customers and we completed the consolidation in the third quarter of fiscal year 2002 ahead of schedule and $2.5 million under budget.

At our Andover facility, NaviSite leases both office and data center space. Subsequent to the fiscal year end, we had been in negotiations with our Andover landlord to buy-out the office space portion of the lease. The terms are described under “Item 2—Properties.” Contingent upon receiving consent from the mortgage company, we intend to execute this transaction. The transaction is expected to be operating cash flow break-even in approximately 15 months and is expected to result in $1.8 million in annual savings for the remaining nine years and two months of the lease.

Product Lines

Last fall, we made a decision to sell our Streaming Media Division. The Streaming Media Division was cash flow negative, faced a difficult competitive market and was non-core to our overall strategy. On March 21, 2002, we sold certain Streaming Media Division assets to SMC Corporation and discontinued our streaming service offerings. We received proceeds of approximately $1.6 million in cash and entered into a sublease of our La Jolla, California facility for approximately $700,000 to be paid over two years to cover the cost of the facilities.

During the second quarter of fiscal year 2002, we made the decision to discontinue our practice, on a prospective basis, of obtaining equipment under lease arrangements and subsequently renting the equipment to our customers. The decision was made for three reasons. First, it is a low margin business and we can continue to service our customers as the single point of procurement and management without assuming the lease or title to the equipment. Second, many of our enterprise customers can acquire hardware equipment with a lower cost of capital. Third, it eliminates additional credit and financial risk associated with an early customer contract termination. While this decision is expected to improve overall margins, it will reduce revenue potential from future customers and impact overall revenues as existing equipment leases terminate and are not renewed or when existing customers renew their contracts and enter into a direct finance relationship with NaviSite for their equipment. Revenue from equipment rental accounted for approximately 22% in fiscal year 2002 compared with 25% in fiscal year 2001.

On October 18, 2002, we eliminated our practice of re-selling Akamai’s content delivery network (CDN) services. We have entered into a new referral relationship with Akamai whereby we will expand our offerings to include the full Akamai EdgeSuite product line and continue to service our customers as a single point of management. Although we will no longer recognize revenues from the resale of CDN services, we expect that this decision will improve margins and eliminate approximately $500,000 in minimum annual commitments.

Implementation of Revised Business Model

Over the past few quarters, we have been evaluating a business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach would augment our existing management expertise, software and operating processes by increasing distribution and geographic reach. In fact, subsequent to the fiscal year end, we publicly launched our remote management services in which we delivered our application management services in customer locations and third-party data centers. This approach is consistent with our overall shift in focus from generating returns on physical infrastructure to generating returns on our managed services platform. In conjunction with our decision to exit the equipment rental business, we believe this change in our business model will result in a higher quality of revenue, improved overall margins and strengthened strategic position in the marketplace.

As part of our accounting procedures at July 31, 2002, we evaluated the impairment of long lived assets. It was determined that certain assets were impaired and we realized an impairment charge of $38.1 million in fiscal year 2002.

Managing the Customer Base

Over the course of fiscal year 2002, we had proactively managed out non-productive and unprofitable customers. At the end of fiscal year 2001,67% of our customer base was concentrated in small start-up Internet based businesses and independent software vendors (ISVs). Many of these customers experienced difficulty with their business models and have gone out of business over the course of the past year. Our overall customer count has decreased from 288 customers at July 31, 2001 to approximately 145 customers at July 31, 2002. Further, the bad debt expense has decreased from $11.9 million in fiscal year 2001 to $3.5 million in fiscal year 2002. Equally, accounts receivable days sales outstanding have correspondingly improved from 56 days in the fourth quarter of fiscal year 2001 based on the collectibility method, to 44 days in the fourth quarter of fiscal year 2002. We believe these statistics are indications of a healthier and much more stable customer base.

Over the past year, we have focused on strengthening our relationships with key customers. In addition to moving to a customer relationship management model within a customer support organization, we now provide all customers with monthly performance summaries, perform quarterly account reviews with approximately 80% of our customers, and we perform system health checks and application audits either annually or semi-annually where we meet with customers in person to review their technology solutions and upcoming needs.

New Revenue Growth through Channels

In fiscal year 2002, we focused on building and delivering customized enterprise solutions with system integration partners who perform the implementation and manage the customer specific content. We launched managed Oracle 11i business applications with four regional system integration firms and two large national consulting firms. Additionally, we recently launched a channel partnership with Progress Software Corporation where we are working together to enable their base of ISVs to provide their software as a service, known as application service provider or ASP.

New Majority Stockholder

On September 11, 2002, each of CMGI and HPFS sold and transferred all of their respective equity and debt interests in NaviSite to ClearBlue. As a result of these transactions, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, approximately 79% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the Convertible Notes it acquired from CMGI and HPFS as described in note 16 of the financial statements, ClearBlue would own approximately 94% of the outstanding capital stock of NaviSite.

NaviSite and ClearBlue are evaluating the possibility of a business combination involving ClearBlue, its affiliated entities and NaviSite. ClearBlue is our majority stockholder and could unilaterally implement any such combination. The parties expect that such a potential combination could enhance our suite of services, increase revenues, provide significant cost synergies, strengthen the long-term competitive position of the companies and improve operating efficiencies in the two businesses. However, the parties currently have no plan for such a combination and, therefore, the impact of such a combination, if implemented, on our business is undetermined.

Expansion through Acquisitions

With the support of our new majority stockholder, ClearBlue, we are exploring acquisitions in our space as a means to accelerate our business, build scale and solidify our competitive position. Leveraging the high quality of our service delivery function and the operating efficiency of managed services platform, we will seek to structure any acquisitions in this space such that they would be EBITDA accretive soon after integration.

Industry Background

The Overall Market Driver: Growth of Internet Business Applications.    We believe that the dramatic growth in Internet usage combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. Initial use of the Internet was, for the most part, focused on consumer applications. Businesses are now deploying Internet applications on a large scale, to enhance their core business operations.

As business use of the Internet grows, we believe that businesses utilizing the Internet are seeking to identify and implement increasingly sophisticated Internet applications. These new applications permit businesses to:

•	increase operating efficiencies and reduce sales, general and administrative costs;

•	engage in business-to-business and business-to-consumer e-commerce;

•	build and enhance customer relationships by providing Internet-based customer service and technical support;

•	manage vendor and supplier relationships through Web-based technologies such as online training, e-commerce enablement, and streaming; and

•	communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

As a result, the proliferation of business Web sites and Internet applications has created a strong underlying demand for specialized information technology support and application expertise. Tier 1 Research has estimated that the managed hosting market will rise from $4.3 billion in 2002 to $7.5 billion in 2005.

Underlying Demand: Movement Toward Outsourcing.    A growing number of businesses using the Internet as part of their business strategy have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their Web sites and Internet applications.

The outsourced hosting and management of Web sites and Internet applications is driven by a number of factors, including:

•	the need to improve the reliability, availability and overall performance of Internet applications and Web sites as those applications increase in importance and complexity;

•	requirements for rapid time to market and a reduced time to deploy operationally efficient Internet applications;

•	challenges faced by businesses in hiring, training and retaining application engineers and information technology employees with the requisite range of IT expertise;

•	increasing complexity of managing the operations of Web sites; and

•	deployment risk and the risk of technological obsolescence as businesses attempt to capitalize on leading-edge technologies.

Challenging Market in the Near Term: Service Provider Market Consolidation.    As the United States economy slowed down over the past few years, enterprises re-evaluated their existing IT budgets and planned spending. Projects not deemed critical to the bottom line were put on hold while existing projects were required to meet the more rigorous demand of lower costs and increased efficiency.

Concurrent with the dot-com shakeout, this slowdown in corporate IT spending has dramatically compounded the problems of excess capacity within the overall IT industry. As a result, mergers, acquisitions, bankruptcies and liquidations have been the dominant trends in the telecommunications, service providers and professional services segments of the IT services market. Regarding their purchasing decisions, customers have taken a cautious approach towards their service providers and technology partners.

Strategic Considerations: Evolution of Complex Managed Services.    The market for managed services has evolved rapidly over the past few years. While co-location providers at the low-end of the hosting market have faced significant pricing pressures, the high-end of the market, particularly complex managed services, continues to grow. Web sites with simple e-commerce functionality two years ago have progressed into more complex transaction processing tools. Back-end connectivity, integration with legacy business systems, an increased focus on business continuance and security are characteristic of this progression.

As ISVs and other companies begin to deploy application or Web services, new application management requirements are emerging. Customer demands for remote management services across geographically dispersed IT topologies further drive the move towards complex managed services.

Strategy

NaviSite’s objective is to be the trusted, full service provider of outsourced application services to the mid-sized enterprise spending between $300,000 to $1 million per year on its Internet applications. We seek to achieve this goal by continuing to enhance and leverage our expertise, service offerings and infrastructure to provide customers with integrated, reliable and secure Internet-based business solutions. Four key components of our strategy include:

Deliver Industry-Leading Operational Metrics.    NaviSite has developed, and delivers to its customers, consistently high levels of operational metrics across the areas that are most critical to businesses, including the performance of customer applications, network elements, and service levels. We believe our operating metrics are among the highest metrics in the managed services industry. Because the quality, service level and efficiency of our managed services are transparent, we believe that our operating metrics are a critical differentiator in the marketplace. NaviSite plans to continue driving improvements in its operating metrics and corresponding improvements in the quality of its customer service.

Focus on High Value-Added Managed Services.    NaviSite currently provides horizontal application and infrastructure services that have broad appeal across most market segments, including a wide range of industry segments, including enterprises, ISVs and e-commerce companies. To meet the changing needs of our current and prospective customer base, we intend to augment our current service offerings by focusing on a sub-set of complex, scale and expertise driven services that build on our value proposition of outsourced IT operations. As a practice, we focus on network and application services that are repeatable, meaning that they require minimal additional customization and integration. We believe that this repeatability decreases our time to market, reduces our operating risks and produces a higher return on our investment and provides higher levels of consistency to our customers.

Partner to Deliver Integrated Application Solutions.    We believe that companies will require an increasingly diverse range of capabilities and point technologies as their applications and application ecosystems increase in complexity. While NaviSite specializes in delivering highly scalable management services for the infrastructure, network and foundation application layers of the application stack, we intend to leverage relationships with key system integration and technology partners for services that extend beyond our product range. Driven by differences in economic models, these are services that we will not perform ourselves, but rather, will leverage partners in order to deliver integrated, customized and complete solutions to our end-user customers.

Build Leveraged Distribution Channels with Strategic Partners.    Historically, NaviSite has built strong industry relationships with leading technology companies. We work closely with a small and select group of partners to jointly develop higher value proposition offerings and distribute them through joint marketing and sales efforts. We believe that by leveraging our industry relationships, and our partners’ distribution capabilities, we are able to increase visibility and sales productivity.

The NaviSite Solution

NaviSite provides a range of integrated, scalable Web hosting and remote business application management services that can be deployed in a cost-effective and rapid manner. We specialize in developing, deploying and managing dedicated mission critical Web-based solutions for our customers. We serve as the single point of management for their Web-based business applications and our focus on management of customer business computing infrastructure allows us to meet an expanding set of customer needs as their applications become more complex. Key advantages of our solution include:

Comprehensive and Integrated Solutions.    We provide an integrated suite of products and services that address the full application stack including data center, bandwidth, storage, servers, security, databases, OS, Web and application servers and enterprise resource applications. Further, we provide our services across Unix, Windows, and Linux platforms and in highly secure, highly available and redundant environments.

Cost-Effective Management Services.    The combination of our scalable infrastructure, the repeatability of our management processes and our extensive base of expertise allow us to provide our customers with Web-based business application hosting and management services on a cost-effective basis. Because NaviSite has already deployed state-of-the-art infrastructure from the industry’s leading providers, our customers can immediately leverage equipment and services that would typically not be cost effective for them to purchase and deploy themselves. Second, we have made significant investments in our operating platform and our automation capabilities. Furthermore, we have refined these processes over time and across a large base of customers. By leveraging this expertise, we can more efficiently configure, deploy and manage complex applications and, thus, save our customers from hiring or developing that same expertise in-house. By off-loading these resources and time-intensive Web site operations, we allow our customers to focus on their core business. We believe that our customers would otherwise be required to make significant expenditures to replicate our performance, reliability and expertise either internally or by using outside vendors.

Location Independent.    Our management services can be delivered to customers located at customer and third-party data centers. This capability enables us to capture the full potential of the managed services market where a vast majority of all computing infrastructure are located at the customer’s premises. By leveraging the experience, tools and processes developed over the last six years, we can drive down incremental management costs and deliver a higher value for our customers.

Rapid Deployment.    We offer our customers the ability to rapidly deploy, scale and adapt their Web-based business applications, often in a matter of days or weeks, rather than months. Because NaviSite has already deployed sophisticated infrastructure components and has the experience of deploying similar applications for hundreds of customers, we believe that we can deploy sophisticated Web sites much more rapidly than businesses can in-house. This is especially important to many of our customers who deploy mission critical applications for revenue enhancement or cost improvement objectives.

High-Performance Infrastructure.    Our infrastructure has been built by integrating “best of breed” components and has been designed specifically to meet the more demanding technical requirements of providing managed application hosting, compared to “co-location” hosting services. Our high-performance infrastructure, together with our trained and experienced staff, enable us to offer levels of service which are backed by high service level guarantees.

Services, Managed Services Platform, Technology and Operations

Management Services.    NaviSite provides management services for the lifecycle of Internet and Internet enabled applications. These management services include: (1) architecture, deployment and testing of an application; (2) problem resolution management; (3) application change management; (4) root cause analysis and proactive change; and (5) integration management services. Further, as these applications are increasingly deployed across distributed geographies and topologies and/or distributed points of integration both with legacy systems and other Web services, the ability to perform these management services exponentially increases in complexity.

Managed Internet Applications.    We serve our customers as the single point of management for their end-to-end custom e-business applications and their Internet enabled packaged enterprise application suites. Whether NaviSite manages the customer application itself, or partners with application developers who design and build custom applications on top of our managed services platform, NaviSite serves its customers as a full-service provider of outsourcing application management. Additionally, NaviSite also partners with system integration firms in order to deliver outsourced Internet enabled enterprise applications. Through these partnerships, we are able to provide customers with complex enterprise solutions through leveraged distribution channels.

Managed Servers.    NaviSite manages physical servers and application servers on the Sun, Windows and Linux platforms. These services are intended for customers who are interested in managing their own custom applications, but want to outsource management of the physical infrastructure and the software infrastructure. NaviSite specializes in the management of the OS, Web servers, database servers, application servers and integration and transaction processing middleware.

Network Security, Storage and Backup.    Our network incorporates host-based security with CheckPoint back-end firewalls and Cisco router access control lists, as well as SecureID token-based authentication. In addition to these physical security measures, we have a formal security policy in place, including employee training, that governs all facets of our business and guidelines governing internal and external access to information housed in our network system. We deliver a number of high capacity managed storage services built on EMC, Sun, HP/Compaq and Net Appliance products. We offer incremental, differential and full backup and restore capabilities for all customer applications and data.

Managed Services Platform.    In order to service our customers’ requirements effectively and efficiently, we leverage our managed services platform which consists of an integrated set of proprietary work processes, business support systems, best of breed software and automation platforms. Some of these tools include a knowledge-based problem resolution and trouble-ticketing system, a distributed monitoring and management platform, sophisticated data storage system, a corporate intranet with built-in document management and source control system. These tools are unique in their integration with each other and our proprietary workflows, work processes and procedures. We continue to refine and improve these capabilities and we have sought to integrate our platform with those of our system integration partners and customers. We believe our platform and our ability to work with partners is a source of differentiation and competitive advantage.

Network Operations Centers.    We monitor the operations of our infrastructure and customer Internet applications from our own network operations centers. Our primary network operations center in Andover is fully staffed 24 hours a day, seven days a week with Network, Security, Windows NT and UNIX personnel. We run a fully operational real-time backup network operations center in San Jose, California. Our network operations centers perform first-level problem identification, validation and resolution. The design of our network operations centers allows network engineers and support personnel to be promptly alerted to problems and we have established procedures for rapidly resolving any technical issues that arise. Network management and monitoring tools continuously monitor the network and server performance.

Data Centers.    We currently serve customers from two data centers located in Andover, Massachusetts and in San Jose, California. These state-of-the-art data centers incorporate technically sophisticated components, which are designed to be fault-tolerant. The components used in our data centers include Cisco redundant core routers, Cisco redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Hewlett Packard, Dell, EMC, Microsoft, Oracle and Sun Microsystems.

Private Transit Internet Connectivity.    Our use of direct private transit Internet connections to three major Internet backbone providers differentiates our network infrastructure from those of our competitors. We have redundant high-capacity Internet connections to UUNet, InterNap, and Cable and Wireless on the east coast and UUNet and InterNap on the west coast. We have deployed direct private transit Internet connections specifically to avoid congestion and data loss at public Internet exchange points and the resulting degradation of performance. Our private transit system enables us to provide fast, reliable access for our customers’ Web sites and Internet applications.

Service Level Agreements.    The combination of our state-of-the-art infrastructure, our customer-focused operations group and our hosting and management expertise enable us to offer our customers guaranteed service levels. For example, one of our offerings is a 99.99% full site high availability service level agreement that covers their entire application.

Sales and Marketing

Our sales and marketing strategy is to cost effectively penetrate the mid-sized enterprise market through a combination of direct sales and channel partnerships.

Direct Sales.    Our direct sales professionals are organized into groups located in Andover, Massachusetts, New York, New York, San Francisco, San Jose and Los Angeles, California, and Vienna, Virginia.

Channel Sales.    We have developed important industry relationships to enhance our channel sales and marketing capabilities. We have developed a range of partnerships, including relationships with many companies that have formally joined NaviSite’s Alliance program, including Web and application developers, system integrators/consultants, ISVs, and technology partners. These partners provide complementary services and, thus, allow NaviSite customers to benefit from more comprehensive solutions and this allows NaviSite to focus on its core value-added services. Many of these partners also provide a significant source of lead referrals to NaviSite and, in some cases are also our customers. As a result, many of our partners’ customers have become NaviSite customers.

Marketing.    Our marketing group is responsible for building brand awareness through public relations and marketing communications, identifying key market and customer segments and creating marketing programs to target those segments. The marketing organization focuses on supporting the direct sales as well as developing and enhancing channel partner relationships.

Customers

We were organized in 1996 by CMGI to support the networks and host the Web sites of CMGI companies and a number of CMGI affiliates. In the fall of 1997, we began supplying Web site hosting and management services to companies unaffiliated with CMGI. As of July 31, 2002, we had approximately 145 customers, down from 288 customers as of July 31, 2001.

Competition

We compete in the managed application hosting service market. The overall hosting market is fragmented, evolving rapidly, highly competitive and likely to be characterized by industry consolidation. We believe that NaviSite’s focus on higher-level managed application services provides significant differentiation from traditional co-location hosting providers, and provides significantly higher customer value. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our market include:

•	quality of service delivered;

•	ability to consistently measure, track and report on operational metrics;

•	Web site and Internet application hosting and management expertise;

•	fast, redundant, and reliable Internet connectivity;

•	a state-of-the-art infrastructure providing availability, speed, scalability and security;

•	comprehensive and diverse service offerings and timely addition of value-added services;

•	brand recognition;

•	competitive pricing; and

•	adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

Our current and prospective competitors include:

•
other providers of complex Web site hosting and related services, including Digex Corporation, Globix Corporation, Genuity, Inc., divine Managed Services, and a large number of local and regional hosting providers;

•	large system integrators and information technology outsourcing firms, including Electronic Data Systems Corporation, International Business Machines Corporation, Accenture; and

•	global telecommunications companies, including AT&T and Sprint.

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

In addition, we believe that there will be continued consolidation within the Internet hosting market in which we compete. Our competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways which would impede our ability to compete successfully in the Internet application service market.

Proprietary Rights

We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents that would prevent or inhibit competitors from using our technology or entering our market. While it is our practice to require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition (for employees only) and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.

We license or lease most technologies used in our Internet application services. Our technology suppliers may become subject to third-party infringement claims, or other claims or assertions, which could result in their inability or unwillingness to continue to license their technology to us. The loss of certain of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies of lower quality or performance standards or at greater cost. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. We cannot assure you that third parties will not assert claims alleging the infringement of service marks and trademarks against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into costly royalty or licensing agreements.

Government Regulation

While there currently are few laws or regulations directly applicable to the Internet or to managed application hosting service providers, due to the increasing popularity of the Internet and Web-based applications, such laws and regulations are being considered and may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and managed application hosting service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we offer services over the Internet in many states in the United States and internationally and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence or employees or property there. The application of existing laws and regulations to the Internet or our business, or the adoption of any new legislation or regulations applicable to the Internet or our business, could materially adversely affect our financial condition and operating results.

Employees

As of July 31, 2002, we had 198 employees. Of these employees, 144 were principally engaged in operations, 18 were principally engaged in sales and marketing, 10 were principally engaged in product development and 26 were principally engaged in finance and administration. None of our employees is party to a collective bargaining agreement and we believe our relationship with our employees is good. We also employ consultants and independent contractors on a regular basis to assist in the completion of projects. Since July 31, 2002, we have implemented additional reductions in force affecting approximately 65 employees.

Certain Risk Factors That May Affect Future Results

The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

We have a history of losses and may never achieve profitability and may not continue as a going concern. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of July 31, 2002, we had approximately $21.8 million of cash and cash equivalents, working capital of $16.5 million and had incurred losses since inception resulting in an accumulated deficit of $337.3 million. We believe that, on a standalone basis, we will have sufficient cash resources as of July 31, 2002 to meet the projected needs for working capital and capital expenditures through the end of fiscal year 2003. These projections are based on assumptions that include the maintenance of a certain level of revenue, the improvement in collections of accounts receivable, the ability to achieve projected cash expense reductions and the ability to obtain a waiver for the cash payments for all or a portion of fiscal year 2003 quarterly interest due on the $65 million Convertible Notes. In addition, we are considering the possibility of business combinations involving our majority stockholder, ClearBlue, and its affiliates, which could also affect our future estimated cash flows. Management is working to address these uncertainties, although we cannot assure you that these efforts will be successful and that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements included elsewhere in this report.

ClearBlue is currently a majority stockholder and may have interests that conflict with the interests of our other stockholders. On September 11, 2002, CMGI and HPFS sold and transferred to ClearBlue the following equity and debt interests in NaviSite:

•
Pursuant to a note and stock purchase agreement by and between ClearBlue and CMGI, CMGI sold and transferred to ClearBlue 71,029,391 shares of NaviSite’s common stock representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 5,203,252 shares of NaviSite common stock and a Convertible Note with an aggregate principal amount outstanding of $10 million.

•
Pursuant to a note and stock purchase agreement by and between ClearBlue and HPFS, HPFS sold and transferred to ClearBlue 3,207,053 shares of NaviSite common stock, representing approximately 3.4% of the outstanding capital stock of NaviSite and a Convertible Note with an aggregate principal amount outstanding of approximately $55 million.

As a result of these transactions, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, approximately 79% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the Convertible Notes it acquired from CMGI and HPFS, ClearBlue would own approximately 94% of the outstanding capital stock of NaviSite. Accordingly, ClearBlue has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, ClearBlue may exercise its voting power by written consent, without convening a meeting of the stockholders, which means that ClearBlue could effect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. ClearBlue’s ownership may have the effect of delaying, deterring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

After the consummation of the above transactions on September 11, 2002, the board of directors of NaviSite, which had consisted of David S. Wetherell and George A. McMillan, elected Andrew Ruhan, Chairman of ClearBlue, and Arthur Becker, director of ClearBlue, to the board. As a result of CMGI’s reduction in ownership of NaviSite, Messrs. Wetherell and McMillan resigned from the board effective October 2, 2002. Also, Gabriel Ruhan, the Chief Operating Officer and a director of ClearBlue and the brother of Andrew Ruhan, was subsequently elected to the board. Thus, NaviSite’s current board of directors is composed solely of executives of ClearBlue. ClearBlue has the power, acting alone, to maintain a majority of the board of directors and would have the ability to determine the outcome of any corporate actions requiring stockholder approval regardless of how our other stockholders may vote. ClearBlue may have interests that conflict with the interests of our other stockholders.

ClearBlue, as a majority stockholder, may combine NaviSite with ClearBlue or a ClearBlue affiliate, which may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. ClearBlue, as the majority stockholder of NaviSite, may combine NaviSite with ClearBlue or a ClearBlue affiliate. If such a business combination occurs, our ongoing business may be disrupted and management’s attention and resources may be diverted from other business concerns. Additional risks include the difficulty in assimilating acquired operations, technologies and personnel and changes in management or other key personnel that may harm relationships with our customers and employees. We cannot assure you that, in the event of such a combination with ClearBlue or its affiliates, the combined business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

A significant portion of our revenue is currently generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair our operating results and the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 31% of our revenue in fiscal year 2002 and approximately 35% of our revenue for fiscal year 2001. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from other customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair our operating results and the growth of our business. The number of CMGI and CMGI affiliated customers decreased 66% to 5 at July 31, 2002 from 15 at July 31, 2001, although the revenues from such customers continued to be significant.

We may need to raise additional funds, and such funding may not be available to us on favorable terms, if at all. We currently anticipate that our available cash resources at July 31, 2002 will be sufficient to meet our anticipated needs, barring unforeseen circumstances and subject to the impact of the factors discussed herein, for working capital and capital expenditures through the end of fiscal year 2003. In the event NaviSite’s revenues are less than as currently projected by NaviSite, ClearBlue has stated that it will waive or defer the interest payments on the Convertible Notes. Our projected cash usage could be significantly impacted by: (1) our ability to maintain our current revenue levels by retaining existing customer accounts and acquiring revenue growth at levels greater than customer revenue churn; (2) our ability to achieve our projected operating results; (3) our ability to collect accounts receivables in a timely manner; and (4) our ability to achieve expected cash expense reductions. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies and we cannot assure you that the additional financing will be available on terms favorable to us, if at all. In addition, pursuant to our financing arrangements with HPFS as of October 29, 2001 (which Convertible Notes were subsequently transferred to ClearBlue on September 11, 2002), we may need to obtain approval from ClearBlue for incremental funding, and we may not obtain this approval from ClearBlue.

The loss of key officers, key management and other personnel could adversely affect our ability to successfully execute our business strategy or to continue to provide services to our customers. We believe that the continued service of key personnel, including Tricia Gilligan, our President and Chief Executive Officer, is a key component of the future success of our business. None of our key officers or personnel is currently a party to an employment agreement with us. This means that any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our key personnel. Furthermore, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Over the past year, we have had significant reductions in force and a number of departures of key management. In addition, with ClearBlue having recently become our majority stockholder and taken seats on our board of directors, there could be additional changes in management. In the event that future reductions or departures of employees occur, our ability to successfully execute our business strategy or to continue to provide services to our customers, could be adversely affected.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock. Our quarterly operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect us include the following: reduction of market demand and/or acceptance from our Web site and Internet application hosting and management services; oversupply of data center space in the industry; our ability to develop, market and introduce new services on a timely basis; the length of the sales cycle for our services; the timing and size of sales of our services; the budgeting cycles of our customers and potential customers; downward price adjustments by our competitors; changes in the mix of services provided by our competitors; technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically; our ability to meet any increased technological demands of our customers; the amount and timing of costs related to our marketing efforts and service introductions; and economic conditions specific to the Internet application service provider industry. Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of investors or securities analysts. In this event, the market price of our common stock would be likely to fall.

Our common stock may not be transferred back to the Nasdaq National Market or could be delisted from the Nasdaq SmallCap Market. On February 14, 2002, we received a deficiency notice from Nasdaq indicating that our common stock had not maintained a minimum market value of publicly held shares of $15,000,000 and had failed to maintain a minimum bid price per share of $3.00 over the previous 30 consecutive trading days, and that we had until May 15, 2002 to regain compliance with the Nasdaq National Market’s listing requirements. Nasdaq informed us that if we failed to demonstrate compliance with Nasdaq’s listing requirements on or before May 15, 2002, Nasdaq would provide us with written notification that it had determined that we did not meet the standards for continued listing, and our securities would be delisted from the Nasdaq National Market. On May 10, 2002, we applied to transfer voluntarily to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved our transfer application and our common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002. Although we are eligible to transfer back to the Nasdaq National Market if, among other things, the bid price of our common stock is at least $1.00 for 30 consecutive trading days by February 10, 2003 and we have maintained compliance with the Nasdaq National Market’s continued listing requirements while listed on the Nasdaq SmallCap Market, excluding bid price, we may not meet these requirements. If we are unable to regain compliance with the Nasdaq National Market’s listing requirements, our common stock will remain on the Nasdaq SmallCap Market. Moreover, if we fail to meet the Nasdaq SmallCap Market maintenance standards, we could be delisted from the Nasdaq SmallCap Market and may be traded on the over-the-counter electronic bulletin board (OTCBB), which is operated by the National Association of Securities Dealers, Inc. If our common stock is not eligible to transfer back to the Nasdaq National Market in the future or is delisted from the Nasdaq SmallCap Market, this could result in a number of negative implications, including continued reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

NaviSite’s current board of director composition does not include any independent directors. NaviSite’s current board of directors is composed of individuals who are not independent of NaviSite and may have interests that conflict with the interests of our stockholders. In addition, NaviSite’s status as a Nasdaq SmallCap listed company requires us to be compliant with Nasdaq regulations, including audit committee composition of three independent directors. NaviSite’s audit committee currently does not comply with the audit committee requirements and our continued noncompliance may result in a delisting from the Nasdaq SmallCap Market. Further, the loss of current directors, or NaviSite’s inability to attract additional directors, particularly independent directors, could impair our ability to successfully create and execute business strategy, because we substantially rely on their experience and management skills.

You may experience dilution because of recent transactions between ClearBlue, HPFS and CMGI. The Convertible Notes obtained by ClearBlue from HPFS and CMGI includes terms that allow ClearBlue, in its discretion, to convert $65 million principal amount of Convertible Notes into common stock at a conversion price of $0.26 per share. This conversion would increase the number of issued and outstanding shares of our common stock by approximately 250 million shares. In addition, upon the prior written consent of ClearBlue, we may pay all or a portion of the interest due to ClearBlue with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, your percentage of ownership in us will be reduced and you may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those currently held by ClearBlue, we must issue ClearBlue additional shares of our common stock which will further dilute existing stockholders.

If the market for Internet commerce and communication does not continue, or it continues to decrease, there may be insufficient demand for our services and, as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our growth could be substantially impaired if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance.

Our decision to discontinue our practice, on a prospective basis, of obtaining equipment under leases and subsequently renting the equipment to our customers may have a material adverse effect on our future results and business operations. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who would prefer to obtain equipment from us. Current customers may not renew their agreements, but rather, may seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs. If we are unable to keep our current customers and attract new customers, our future results and business operations could be materially harmed.

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

Increased costs associated with our private transit Internet connections could result in the loss of customers or significant increases in operating costs. Our private transit Internet connections are already more costly than alternative arrangements commonly utilized to move Internet traffic. If providers increase the pricing associated with utilizing their bandwidth, we may be required to identify alternative methods to distribute our customers’ digital content. We cannot assure you that our customers will continue to be willing to pay the higher costs associated with direct private transit or that we could effectively move to another network approach. If we were unable to access alternative networks to distribute our customers’ digital content on a cost-effective basis or to pass any additional costs on to our customers, our operating costs would increase significantly.

If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sales marketing and provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease select software applications from Internet application software vendors. The loss of our ability to continually obtain and utilize any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

We purchase key components of our infrastructure from a limited number of suppliers, including networking equipment. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees. Our ability to continue to meet the needs of a substantial number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in decreased revenue.

Our customer base includes a significant number of small start-up Internet-based businesses that face increased risk of loss of funding depending upon the availability of private and/or public funding. Many of our customers are small start-up Internet based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for technology and Internet based businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit Web site operations hosted by us. We have experienced and may continue to experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

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

We have experienced service interruptions in the past, and any future service interruptions could require us to spend substantial amounts of money to replace equipment or facilities, entitle customers to claim service credits under our service level guarantees, cause customers to seek damages for losses incurred, cause customers to seek alternate providers, or make it more difficult for us to attract new customers, retain current customers or enter into additional strategic relationships. Any of these occurrences could result in significant operating losses.

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

If we fail to attract or retain skilled personnel, our ability to provide Web site and Internet application management and technical support may be limited and, as a result, we may be unable to attract customers. Our business requires individuals with significant levels of Internet application expertise to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be able to retain or hire the necessary personnel to implement our business strategy or may need to provide higher compensation to such personnel than we currently anticipate.

Any future acquisitions we make of companies or technologies may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. Our business strategy contemplates future acquisitions of complementary technologies. If we do pursue additional acquisitions, our risks may increase because our ongoing business may be disrupted and management’s attention and resources may be diverted from other business concerns. In addition, through acquisitions, we may enter into markets or market segments in which we have limited prior experience.

In the event that we complete an acquisition, we will face additional risks. These risks include the following: difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees. We cannot assure you that any acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

Any future divestitures we make of companies or technologies may result in disruptions to our business or distractions of our management due to difficulties disassimilating personnel, technologies or operations. Our business strategy may include divestiture of certain technologies. If we do pursue divestitures, our risks may increase because our ongoing business may be disrupted and management’s attention and resources may be diverted from other business concerns.

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

We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our Internet application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches, and we expect to expend additional financial resources in the future to equip our data centers with enhanced security measures. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

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

We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management’s attention and requires us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed.

In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming”, can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

The market price of our common stock may experience extreme price and volume fluctuations. The market price of our common stock may fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning us, our competitors, or the Internet industry; the introduction or market acceptance of new service offerings by us or our competitors; changes in industry research analysts’ earnings estimates; changes in accounting principles; sales of our common stock by existing stockholders; and the loss of any of our key personnel.

In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of technology and Internet-related companies have been especially volatile. This volatility often has been unrelated to the operating performance of particular companies. In the past, securities class action litigation often has been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources.

In the event we were to change our business strategy whereby the facility component of our service delivery would be outsourced to data centers owned by third parties rather than NaviSite and are not successful, our business could be materially adversely affected. We are currently evaluating our business model whereby we would provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach could augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. The strategy is in the preliminary stages. This new business strategy may not be successful due to failures of such third-party data center providers. We would rely on these providers to supply critical components of our business, and we may not have direct control over the facility or any of these components. We may not be able to attract new customers or renew current customers as such customers may require us to own the facility being utilized. If the third-party data center providers are inadequate or if our present or potential customers prefer that we own the data centers, our business could be materially adversely affected.

Item 2.    Properties

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts and is approximately 153,000 square feet. These facilities are also utilized as a data center (52,000 square feet of raised floor). Our lease for these premises expires in 2011.

In September 2002, in exchange for the consent of 400 River Limited Partnership (the Landlord) to the transaction between ClearBlue, HPFS and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the Building). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, NaviSite will enter into a series of transactions (collectively, the Transactions) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building. As a result of the Transactions, NaviSite will reduce its total rented office space in the Building from 153,000 to 76,500 square feet. The reduced space profile will be at the same price per square foot and for the same term as prior to the Transactions. NaviSite will purchase the Building for $16,356,901 subject to the current mortgage of $10,856,901 and will pay the difference, $5,500,000, in cash at closing. $2,000,000 of that cash will be paid out of the cash on hand at NaviSite and the remaining $3,500,000 will be paid by allowing the Landlord to draw on the letter of credit that NaviSite tendered pursuant to the original lease. The cash deposit of $2,500,000 that NaviSite tendered pursuant to the original lease will also be released to the Landlord. Upon the closing of the purchase of the Building, NaviSite will sell the Building, along with our leasehold improvements and certain furniture and fixtures, to Farm Associates Limited Partnership, an affiliate of the Landlord, for $10,857,400, in the form of the assumption of the mortgage by Farm Associates Limited Parntership, and enter into the new lease agreement for the 76,500 rentable square feet in the Building as described above. In the event General American Life Insurance Company does not consent to the Transactions by November 12, 2002, NaviSite will not be obligated to enter into such Transactions.

Data centers

We currently have two domestic data center locations with a total of approximately 74,000 square feet of raised floor. In addition to the 400 Minuteman Road data center, we also occupy a 66,000 square foot facility located in the Valley Technology Centre, 2720 Zanker Road, San Jose, California (22,000 square feet of raised floor), part of which is utilized as a data center, leased pursuant to an agreement that expires in 2006.

In addition to our existing data centers, we presently utilize approximately 10,000 square feet of space in Sunnyvale, California and approximately 2,000 square feet of space in New York through an arrangement with Level 3.

Other Office Space

We lease approximately 16,800 square feet at 4225 Executive Square, La Jolla, California, pursuant to an agreement that expires November 2006. These premises were previously occupied by our Streaming Media Division. In conjunction with the sale of our Streaming Media Division to SMC Corporation, SMC Corporation entered into a sublease for approximately half of this space for a two-year period.

In the course of fiscal year 2002, we closed sales offices located at 11601 Wilshire Boulevard, Suite 500, Los Angeles, California; 680 Third Avenue 10th Floor, New York, New York; 3340 Peachtree Road, Atlanta, Georgia; 575 Market Street, San Francisco, California and 8300 Boone Boulevard, Suite 540, Vienna, Virginia.

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

On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, FleetBoston Robertson Stephens, Inc. and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex.Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering securities and increased the underwriter defendants’ individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

We believe that the two allegations above are without merit, and we intend to vigorously defend against the plantiffs’ claims. As the litigation is in an initial stage, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

On or about September 27, 2002, NaviSite received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. We believe the allegations are without merit, and we intend to vigorously defend against Mr. Cloonan’s claims. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. As the litigation is in an initial stage, we are not able to predict the possible outcome of this matter and its ultimate effect, if any, on our financial condition.

We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of our company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2002.

Executive Officers of NaviSite

Patricia Gilligan, age 51, has served as NaviSite’s President and Chief Executive Officer since July 2001. From June 2000 to July 2001, Ms. Gilligan served as NaviSite’s Chief Operating Officer. From January 1999 to June 2000, Ms. Gilligan served as Vice President of Worldwide Services of Incentive Systems, an incentive compensation application developer. From April 1997 to January 1999, Ms. Gilligan served as Vice President of East Coast Operations of Razorfish, Inc., a digital solutions provider. From January 1992 to April 1997, Ms. Gilligan served as Chief Information Officer of Cahners Publishing Company, a business information company.

Kevin H. Lo, age 29, has served as NaviSite’s Chief Financial Officer and Senior Vice President of Finance and Strategy since January 2002. From July 2001 to January 2002, he served as NaviSite’s Vice President of Products, Services and Business Development, and from January 2001 to July 2002, he served as NaviSite’s Chief Technology Officer. From October 2000 to January 2001, Mr. Lo served NaviSite as the Director of Utility Infrastructure Services. From August 1997 to October 2000, Mr. Lo served as Chairman and Chief Executive Officer at X-Collaboration Software Corporation, an application infrastructure provider of collaborative web services. From September 1995 to August 1997, Mr. Lo was a Strategy Consultant at Bain & Company.

Robert C.B. Poon, age 55, has served as NaviSite’s Vice President of Service Delivery since January 2002. From March 2001 to January 2002, Mr. Poon served as Senior Vice President, Engineering and Systems Operations of Trapezo, Inc., a start-up company with a product line in web content management. From July 2000 to March 2001, Mr. Poon served as Vice President, Engineering and Operations of Tacit Knowledge Systems, a software start-up company that developed a knowledge management tool. From February 1997 to July 2000, Mr. Poon served as Vice President, Service Delivery for IBM Global Services, Telecommunications and Media Industries.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “NAVI”. Our common stock first began trading on October 22, 1999 on the Nasdaq National Market. On May 10, 2002, we applied to transfer voluntarily from the Nasdaq National Market to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved our transfer application and our common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002. As of September 30, 2002, there were 175 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq National Market or Nasdaq SmallCap Market, and is adjusted to reflect the effect of the April 5, 2000 two-for-one stock split.

	Closing Price
	High	Low
Fiscal Year Ending July 31, 2002:
May 1, 2002 through July 31, 2002	$0.26	0.12
February 1, 2002 through April 30, 2002	0.36	0.21
November 1, 2001 through January 31, 2002	0.61	0.26
August 1, 2001 through October 31, 2001	0.82	0.15

Fiscal Year Ending July 31, 2001:
May 1, 2001 through July 31, 2001	$2.85	$0.75
February 1, 2001 through April 30, 2001	3.59	1.03
November 1, 2000 through January 31, 2001	12.75	2.03
August 1, 2000 through October 31, 2000	53.00	7.78

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business—Certain Factors That May Affect Future Results.”

We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings and financial condition and such other factors as the directors may consider or deem appropriate at the time.

Recent Sales of Unregistered Securities

On November 8, 2001, in connection with an agreement dated October 29, 2001 among NaviSite, CMGI and HPFS, we purchased certain equipment previously leased by NaviSite from HPFS under operating lease agreements expiring through 2003 in exchange for a note payable in the face amount of approximately $35 million. Additionally, we received $20 million and $10 million in cash from HPFS and CMGI, respectively, in exchange for six-year Convertible Notes payable in the face amounts of $20 million and $10 million to HPFS and CMGI, respectively, making the total notes payable issued by NaviSite to HPFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At NaviSite’s option, we may make interest payments (i) 100% in shares of NaviSite common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of NaviSite common stock, in the case of amounts owed to HPFS, through December 2003. The Convertible Notes payable are secured by substantially all of the assets of NaviSite and cannot be prepaid.

The principal balances may be converted into NaviSite common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. CMGI also converted its $80 million in aggregate principal outstanding under its existing notes payable, plus the accrued interest thereon, into 14,724,481 shares of NaviSite common stock. CMGI also converted approximately $16.2 million in other amounts due by NaviSite to CMGI into approximately 9,905,419 shares of NaviSite common stock.

Holders of the Convertible Notes payable are entitled to both demand and “piggyback” registration rights, and HPFS is entitled to anti-dilution protection under certain circumstances. The agreement with HPFS also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets.

On June 30, 2002, NaviSite paid $300,000 in accrued interest owed to CMGI under a convertible note by issuing to CMGI 1,875,000 shares of NaviSite common stock. Also on June 30, 2002, NaviSite paid $275,522 in accrued interest owed to HPFS under a convertible note by issuing to HPFS 1,722,011 shares of NaviSite common stock.

On September 11, 2002, each of CMGI and HPFS sold their interests in the Convertible Notes to ClearBlue, as described in note 16 of the financial statements.

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

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results of any future period.

(Amounts in 000’s except per share data)	Year Ended July 31,
	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA:
Revenue:
Revenue	$40,968	$66,358	$24,870	$3,461	$158
Revenue, related parties	18,453	36,368	24,893	7,058	3,871

Total revenue	59,421	102,726	49,763	10,519	4,029
Cost of revenue	67,000	127,155	68,496	20,338	8,876
Impairment of long lived assets	68,317	1,930	—	—	—

Gross margin	(75,896)	(26,359)	(18,733)	(9,819)	(4,847)
Operating expenses:
Product development	5,281	14,072	5,197	2,620	287
Selling and marketing	9,703	32,251	22,805	6,888	2,530
General and administrative	19,272	33,011	12,270	4,823	1,412
Restructuring	(2,633)	8,011	—	—	—

Total operating expenses	31,623	87,345	40,272	14,331	4,229
Loss from operations	(107,519)	(113,704)	(59,005)	(24,150)	(9,076)
Other income (expense):
Interest income	1,060	2,753	2,027	4	—
Interest expense	(14,718)	(8,042)	(1,001)	(347)	(85)
Other income (expense), net	(516)	292	9	(39)	(11)

Loss before cumulative effect of change in accounting principle	(121,693)	(118,701)	(57,970)	(24,532)	(9,172)
Cumulative effect of change in accounting principle	—	(4,295)	—	—	—

Net loss	$(121,693)	(122,996)	(57,970)	(24,532)	(9,172)
Accretion of dividends on Series C and D convertible redeemable preferred stock	—	—	—	(172)	—

Net loss applicable to common shareholders	$(121,693)	$(122,996)	$(57,970)	$(24,704)	$(9,172)

Basic and diluted net loss per common share:
Before cumulative effect of change in accounting principle	$(1.49)	$(2.01)	$(1.37)	$(3.71)	$(0.57)
Cumulative effect of change in accounting principle	—	(0.07)	—	—	—

Basic and diluted net loss per common share	$(1.49)	$(2.08)	$(1.37)	$(3.71)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	81,859	58,993	42,270	6,663	16,034

BALANCE SHEET DATA:
Working capital (deficit)	$16,516	$(9,683)	$48,159	$(1,355)	$(13,552)

Total assets	$53,534	$112,266	$175,461	$21,111	$5,479

Long-term obligations	$28,073	$69,852	$24,988	$1,935	$1,090

Shareholder’s equity (deficit)	$8,544	$(6,962)	$97,474	$(4,369)	$(10,066)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NaviSite was incorporated in Delaware in December 1998 and is a 79.6% owned subsidiary of ClearBlue. Prior to September 11, 2002, we were a 75.8% owned subsidiary of CMGI. Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. Additionally, we operate two state of the art data centers, one in Andover, Massachusetts and one in San Jose, California.

NaviSite provides outsourced Web hosting and managed application services for companies conducting mission critical business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location and infrastructure services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex.

We provide “Always On Managed Hosting”SM and we believe that there are a relatively small number of companies that combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering complex managed hosting services. We define “Always On Managed Hosting”SM as a combination of high availability infrastructure, high performance monitoring systems and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ web operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

Fiscal 2002 Operating Plan

Fiscal year 2002 has been a challenging year for the technology industry and the telecommunications and IT services market in particular. In fiscal year 2002, we executed a plan to restructure our business model and our business operations. Over the course of the year, we raised new financing, restructured our operating leases and fixed cost infrastructure contracts to significantly reduce excess capacity, implemented labor efficiencies, managed out non-productive customers, eliminated low margin product lines, and divested a non-core business. As a result, we have reduced our revenue requirement for EBITDA break-even from $44 million per quarter at July 31, 2001 to $11 million per quarter in July 31, 2002, while improving the quality of our service delivery, customer satisfaction and our publicly available and industry leading operating metrics.

During the fiscal year 2002, we have systematically reduced our run rate cash burn from $7.3 million per month in fourth quarter fiscal year 2001 to $1.4 million per month in fourth quarter fiscal year 2002. Further, as we have shifted our business model away from a return on our physical infrastructure to one focused on generating a return on our managed services platform, such as IP, software infrastructure and work processes, we expect to leverage the capital investments already made without significant new capital requirements going forward.

For fiscal year 2003, although we still expect some churn in our revenue base, primarily driven by pricing pressures in the marketplace, we believe that we have a fundamentally healthier base of customers. For fiscal year 2003, we expect lower annual revenue than fiscal year 2002. We are forecasting revenues stabilizing in the first half of fiscal year 2003 and we expect net revenue growth in the second half of fiscal year 2003. However, because of our restructuring efforts, we now have a flexible cost structure that allows us to match costs with actual revenue levels. Therefore, in fiscal year 2003, absent unforeseen circumstances, we expect to achieve sustained stand-alone run-rate EBITDA profitability.

Results of Operations

The following tables set forth the consolidated statements of operations data for the periods indicated as a percentage of revenues:

	2002	2001	2000
Revenue:
Revenue	$68.9%	64.6%	50.0%
Revenue, related parties	31.1%	35.4%	50.0%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue	112.8%	123.8%	137.6%
Impairment of long lived assets	115.0%	1.9%	0.0%

Total cost of revenue	227.7%	125.7%	137.6%

Gross deficit	–127.7%	–25.7%	–37.6%
Operating expenses:
Product development	8.9%	13.7%	10.4%
Selling and marketing	16.3%	31.4%	45.8%
General and administrative	32.4%	32.1%	24.7%
Restructuring	–4.4%	7.8%	0.0%

Total operating expenses	53.2%	85.0%	80.9%

Loss from operations	–180.9%	–110.7%	–118.5%
Other income (expense):
Interest income	1.8%	2.7%	4.1%
Interest expense	–24.8%	–7.8%	–2.0%
Other income (expense), net	–0.9%	0.3%	0.0%

Total other income (expense)	–23.9%	–4.9%	2.1%

Loss before cumulative effect of change in accounting principle	–204.8%	–115.6%	–116.4%
Cumulative effect of change in accounting principle	0.0%	–4.2%	0.0%

Net loss	–204.8%	–119.7%	–116.4%

Comparison of Fiscal Years 2002, 2001 and 2000

Revenue

We derive our revenue primarily from managed hosting services such as managed application, managed servers, managed infrastructure, managed facilites and expertise services.

During fiscal year 2001, we adopted SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (“SAB 101”). Under SAB 101, installation fees are recognized over the life of the related customer contracts. Prior to fiscal year 2001, we recognized installation fees at the time the installation occurred. The cumulative effect of the change in accounting principle on all prior years resulted in a $4.3 million increase in net loss for the year ended July 31, 2001 and is reflected as a cumulative effect of change in accounting principle. Revenue for the year ended July 31, 2001 includes $1.5 million that was included in the cumulative effect adjustment. The $1.5 million of fiscal year 2001 revenue was primarily attributable to the recognition of previously deferred revenue on customers lost during fiscal year 2001.

Total revenue for fiscal year 2002 decreased 42% to approximately $59.4 million from approximately $102.7 million in fiscal year 2001. Included in fiscal year 2002 revenue is approximately $2.9 million in non- recurring revenue from settlements primarily from related parties. Excluding settlement revenue, total revenue for fiscal year 2002 decreased 45% to approximately $56.5 million from approximately $102.7 million in fiscal year 2001. The decrease in fiscal year 2002 revenue, net of settlement revenue, resulted from a $25.4 million, or 38%, decrease in unaffiliated revenue combined with a $17.9 million, or 49%, decrease in revenue from affiliated customers of CMGI. During fiscal year 2002, we lost 169 customers, with an estimated $4.3 million in annual revenues, inclusive of contract termination fees. As of July 31, 2002, we had 140 unaffiliated and 5 affiliated customers of CMGI, as compared to 273 unaffiliated customers and 15 affiliated customers of CMGI at July 31, 2001. As a percentage of revenue, unaffiliated revenue for fiscal year 2002 increased to 69% of total revenue, from 65% of total revenue for fiscal year 2001. Net of settlement revenue, unaffiliated revenue for fiscal year 2002 increased to 72% of total revenue, from 65% of total revenue for fiscal year 2001.

Our revenue from related parties principally consists of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we have negotiated the services and levels of service to be provided, calculated the price of the services at those service levels based on our then-current standard prices, and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. We sold services to CMGI and CMGI affiliates totaling approximately $18.5 million, or 31% of revenue in fiscal year 2002 and $36.4 million, or 35% of revenue in fiscal year 2001. In fiscal year 2002 one of these customers accounted for approximately 11% of revenue, as compared to fiscal year 2001 where four of these customers accounted for approximately 25%, 17%, 15% and 14% of revenue, respectively. As of July 31, 2002, CMGI owned approximately 69% of our outstanding common stock. On September 11, 2002, CMGI sold its equity and debt holdings.

Total revenue for fiscal year 2001 increased 106% to approximately $102.7 million, from approximately $49.8 million in fiscal 2000. The increase in revenue is due primarily to an increase of approximately $13.8 million of revenue related to the 114 new unaffiliated customers in fiscal year 2001 and additional business with both existing unaffiliated customers, and affiliated customers of CMGI. Revenue from unaffiliated customers increased to approximately $66.4 million or 65% of total revenue, from approximately $24.8 million or 50% of total revenue for fiscal year 2000. The number of unaffiliated customers decreased 19% to 273 at July 31, 2001 from 338 as of July 31, 2000.

For fiscal year 2003, although we still expect some churn in our revenue base, primarily driven by pricing pressures, we believe that we have a fundamentally healthier base of customers. For fiscal year 2003, we expect lower annual revenue than fiscal year 2002. We are forecasting revenues stabilizing in the first half of fiscal year 2003 and we expect net revenue growth in the second half of fiscal year 2003. As new revenue does not include equipment and other hardware rentals, slower new revenue growth is partially offset by a higher percentage of services, which have higher margins.

Cost of Revenue

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our four data centers, such as rent and utilities. In the fourth quarter of fiscal year 2001, a restructuring plan was approved and the costs to shut down our two original data centers were accrued as part of the restructuring costs. As a result of the restructuring plan, the financial periods before August 2001 include the costs of the two original data centers and the financial periods subsequent to July 2002 do not. Our fourth quarter fiscal year 2001 restructuring plan, combined with our continuing efforts to improve operating efficiencies has resulted in significantly lower cost of revenue levels for fiscal year 2002, excluding impairment charges of $68.3 million related to long-lived assets, as compared to fiscal year 2001.

In fiscal year 2002, we recorded a $68.3 million impairment charge related to certain leased and owned equipment and long-lived assets. The $68.3 million charge has been shown as a separate component of cost of revenue in fiscal year 2002.

Cost of revenue in dollars increased 5% to approximately $135.3 million in fiscal year 2002, from approximately $129.1 million in fiscal year 2001. Included in cost of revenue are impairment charges of

$68.3 million and $1.9 million, for fiscal years 2002 and 2001, respectively. Excluding the impairment charges, cost of revenues decreased approximately 47% to $67.0 million in fiscal year 2002, from approximately $127.2 million in fiscal year 2001. The $60.2 million value decrease, net of impairment charges, resulted from a $34.7 million reduction in equipment lease and related costs; a $10.0 million reduction in labor costs due to a head count reduction from 215 at July 31, 2001 to 198 at July 31, 2002; a $9.1 million reduction in consultants; a $5.9 million reduction in bandwidth and bandwidth related costs; a $2.9 million reduction in rent costs related to the shut down of our original data centers on July 31, 2001; and a $2.9 million reduction in other facility and equipment related costs offset by a $5.2 million increase in depreciation resulting from the purchase of certain equipment formerly held under operating lease.

As a percentage of revenue, cost of revenue increased to 228% in fiscal year 2002 from 126% in fiscal year 2001. Net of impairment charges, as a percentage of revenue, cost of revenue decreased to 113% in fiscal year 2002 from 124% in fiscal year 2001.

Cost of revenue in dollars increased 88% to approximately $129.1 million in fiscal year 2001, from approximately $68.5 million in fiscal year 2000. As a percentage of revenue, cost of revenue decreased to 126% in fiscal 2001, from 138% in fiscal year 2000. The dollar-value increase is due primarily to the costs associated with increased investment in our data centers. These costs principally include labor and headcount expenses, additional equipment and maintenance costs and increased bandwidth. Included in the fiscal year 2001 cost of revenue is a charge of approximately $1.9 million related to certain equipment under operating leases, which has been deemed not to have a future economic benefit to us.

For fiscal year 2003, we are anticipating that the cost of sales will decrease from the fiscal year 2002 levels on both an absolute and a unit cost basis. However, because of our restructuring efforts, we believe that we now have a flexible cost structure that allows us to match costs with actual revenue levels. Further, because of the “fixed cost” nature of our business, and the economies of scale achieved by spreading the various layers of expertise and software tools and infrastructure across more customers, each new dollar of revenues is marginally more profitable.

During fiscal year 2002, we recorded an impairment charge of $68.3 million related to certain leased and owned equipment and other long-lived assets. The components of this charge are as follows:

NaviSite performed a physical inventory of its customer dedicated equipment. As a result of this inventory, NaviSite recorded an impairment charge of $1.5 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use.

NaviSite modified the payment amounts and terms of certain operating leases with three equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million is payable in January 2003. The third capital lease is payable in 28 monthly payments of $4,700 for the first four months and $20,400 for the remaining 24 months, starting in April 2002. The equipment under all resulting capital leases was capitalized at the fair market value of the equipment at the time of the modification, $1.1 million, which was lower than the present value of the future minimum lease payments based on NaviSite’s estimated incremental borrowing rate of 12%. Since the fair market value of the equipment was less than the consideration given, based on a third-party appraisal, NaviSite recorded an asset impairment charge of approximately $1.0 million. In addition, NaviSite returned certain equipment held under certain operating leases with one of the above lessors and incurred and paid a breakage fee of $397,000.

NaviSite recorded a net $1.9 million charge representing the future estimated remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers under operating leases, and upon the loss of the customer, the equipment became idle. Based on our forecasts, the equipment will not be utilized before the related operating leases expire and/or the equipment becomes obsolete.

NaviSite evaluated the current and forecasted utilization of its purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, we recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired and/or became obsolete.

NaviSite finalized agreements with various equipment lessors whereby we purchased equipment previously held under operating leases for approximately $42.0 million. The fair market value of the equipment at the time of purchase, based on third-party appraisal, was approximately $14.3 million. As the aggregate fair market value of the equipment, based on third-party appraisal, was less than the aggregate consideration given, the Company recorded an asset impairment charge of $25.4 million, as a separate component of cost of revenue, in fiscal year 2002.

A number of factors occurring during the fourth quarter of fiscal 2002 impacted our long-lived assets including both our expected future cash flow generation and our expected utilization of the assets within revised operating plans. These factors included the further deterioration of market conditions within the Web hosting industry, excess capacity in the industry and in our two data centers, our anticipated data center utilization and our revised business model.

Based on these factors and their impact on current and future projected cash flows, we performed an assessment of the carrying value of our long-lived assets pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The conclusion of this assessment was that the decline in market conditions within our industry were significant and other than temporary. In this assessment, we reviewed our long-lived assets, which included property, equipment and goodwill. The carrying amount of goodwill, which totaled $186,000, was considered unrecoverable and was written-off as of July 31, 2002 and was included as a component of general and administration expense.

In accordance with SFAS No. 121, the measurement of the impairment loss of property and equipment was based on the fair value of the asset, as determined by third-party appraisal. Management determined that the best measure of fair value for the property and equipment was a combination of the market and cost approaches. The cost approach was utilized to determine the fair value of certain computer hardware, leasehold improvements, office furniture and equipment and construction in progress. The cost approach utilizes estimated replacement/reproduction cost, with allowances for physical depreciation and functional obsolescence (i.e. asset utilization). For certain equipment and leasehold improvements, the market approach was used. The market approach typically includes comparing recent sales of similar assets and adjusting these comparable transactions based on factors such as age, condition, and type of sale to determine fair value. Based on the appraised fair value of the property and equipment, we recorded an impairment charge of $38.1 million during the fourth quarter of fiscal year 2002.

Gross Margin

Gross margin decreased to approximately a negative 128% of total revenue for fiscal year 2002 from approximately a negative 26% of total revenue for fiscal year 2001. Net of impairment charges, gross margin improved to approximately a negative 13% of total revenue for fiscal year 2002 from approximately a negative 24% of total revenue for fiscal year 2001. This compares with an improvement in gross margin to approximately a negative 26% of total revenue for fiscal year 2001, from approximately a negative 38% of total revenue for fiscal year 2000.

The improvement in the gross margin is a direct result of our fourth quarter fiscal 2001 restructuring and our ongoing restructuring efforts. We anticipate that our gross margins will continue to improve as we realize the full impact of our fiscal year 2002 cost savings initiatives in fiscal year 2003.

Operating Expenses

Product Development.    Product development expenses consist mainly of salaries and related costs.

Product development expenses decreased 63% to approximately $5.3 million in fiscal year 2002 from approximately $14.1 million in fiscal year 2001. As a percentage of revenue, product development decreased to 9% in fiscal year 2002 from 14% in fiscal year 2001. The dollar value decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel at July 31, 2002 to 10 from 54 at July 31, 2001, combined with a reduction in outside consultants.

Product development expenses increased 171% to $14.1 million in fiscal year 2001, from approximately $5.2 million in fiscal year 2000. As a percentage of revenue, product development expenses increased to 14% in fiscal year 2001, from 10% in fiscal year 2000. The dollar-value increase in product development expenses in fiscal year 2001 was primarily related to the headcount and related costs resulting from the increase in product development personnel to 54 at July 31, 2001 from 31 at July 31, 2000.

For fiscal year 2003, we expect the product development expenses to decline in dollar value and on a percentage of revenue basis as we narrow our focus of our investments in mobile infrastructure and Web services technologies. Additionally, we continue to augment our own product development capabilities by working with and leveraging key technology go-to-market partners.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs.

Selling and marketing expenses decreased 70% to $9.7 million in fiscal year 2002 from $32.3 million in fiscal year 2001. As a percentage of revenue, sales and marketing decreased to 16% in fiscal year 2002 from 31% in fiscal year 2001. The $22.6 million decrease resulted primarily from a $8.1 million reduction in headcount expenses related to a decrease in sales and marketing personnel at July 31, 2002 to 18 from 65 at July 31, 2001, a $6.6 million reduction in marketing programs, advertising and product literature; a $5.2 million reduction in commission expense driven by decreased revenue levels; and a $765,000 reduction in consultants.

Selling and marketing expenses increased 41% to approximately $32.3 million in fiscal year 2001, from approximately $22.8 million in fiscal year 2000. As a percentage of revenue, selling and marketing expenses decreased to 31% in fiscal year 2001, from 46% in fiscal year 2000. The dollar-value increase is due primarily to increased headcount, salaries and commissions and expenses for marketing programs, advertising and product literature.

For fiscal year 2003, we expect the sales and marketing expense to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

General and Administrative.    General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also included are intercompany charges from CMGI for facilities and shared back office and business development support.

General and administrative expenses decreased 42% to $19.3 million from $33.0 million in fiscal year 2001. As a percentage of revenue, general and administrative expense was consistent at 32% for fiscal years 2002 and 2001. The $13.7 million decrease resulted primarily from a $8.3 million reduction in bad debt expense; a $5.1 million reduction in headcount expense related to a decrease in general and administrative personnel at July 31, 2002 to 26 from 52 at July 31, 2001; and a $1.7 million reduction in consultant expenses. General and administrative expenses also included a $600,000 legal settlement paid to Level 3 Communications, LLC.

General and administrative expenses increased 170% to approximately $33.0 million in fiscal year 2001, from approximately $12.3 million in fiscal year 2000. As a percentage of revenue, general and administrative expenses increased to 32% in fiscal year 2001, from 25% in fiscal year 2000. The dollar-value increase in general and administrative expenses is primarily due to an increase in headcount, salaries and related costs, to approximately $9.9 million in fiscal year 2001, from approximately $4.3 million in fiscal year 2000, resulting from the hiring of additional administrative, legal, human resource, IT and finance personnel and an increase in bad debt expense to approximately $11.9 million in fiscal year 2001, from approximately $1.0 million in fiscal year 2000.

For fiscal year 2003, we expect the general and administrative expenses to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

Restructuring.    In July 2001, we announced a plan, approved by our board of directors, to restructure our operations and consolidate our data centers, which resulted in a charge of approximately $8.0 million, of which approximately $5.2 million was accrued for as of July 31, 2001. Of the total restructuring charge, approximately $1.8 million was related to employee termination benefits. We terminated 126 employees on July 31, 2001.

The restructuring charge also included approximately $6.2 million of costs related to the closing of our two original data centers. The components of the facility closing costs included approximately $3.8 million of estimated lease obligations associated with restoring the facilities to their original condition, and other contractual obligations, to be paid over the term of the respective agreements through 2002, and approximately $2.4 million of write-offs of leasehold improvements, which were recorded as of July 31, 2001. During fiscal year 2002, we were able to favorably renegotiate the facility closing costs. The accrual for the two original data centers was reduced by approximately $1.6 million and the bandwidth termination costs were reduced by approximately $1.0 million. In addition, $63,000 in severance/employee costs were forfeited by former employees. As a result, we reversed approximately $2.6 million in restructuring accrual during fiscal year 2002. As of July 31, 2002, we had completed the restructuring plan and made all related payments.

Interest Income

Interest income decreased 62% to $1.1 million in fiscal year 2002, from $2.8 million in fiscal year 2001. The decrease is due primarily to the reduced levels of average cash on hand.

Interest income increased 36% to $2.8 million in fiscal year 2001 from $2.0 million in fiscal year 2000. The increase was due primarily to the increase of average cash on hand due to financing events during fiscal year 2001.

Interest Expense

Interest expense increased 83% to $14.7 million in fiscal year 2002 from $8.0 million in fiscal year 2001. The increase is due to the interest payable on the $65 million of convertible notes and related beneficial conversion feature amortization.

Interest expense increased 703% to $8.0 million in fiscal year 2001 from $1.0 million in fiscal year 2000. The increase was due primarily to the interest on the $80.0 million CMGI notes and related warrant amortization expense.

Other Income (expense), net

Other income (expense) decreased 276% to ($516,000) in fiscal year 2002 from $292,000 in fiscal year 2001. The decrease is due to the loss on the sale of certain assets offset by the gain realized on the sale of assets of our Streaming Media Division.

Other income (expense) increased to $292,000 in fiscal year 2001 from $9,000 in fiscal year 2000. Other income in fiscal year 2001 consisted of miscellaneous income and gains from the sale of assets.

Liquidity and Capital Resources

Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering in October 1999 and the related exercise of an over-allotment option by the underwriters in November 1999.

Our cash and cash equivalents decreased to $21.8 million at July 31, 2002 from $22.2 million at July 31, 2001 and we had working capital of $16.5 million at July 31, 2002. Net cash used in operating activities was $27.0 million for the year ended July 31, 2002, resulting primarily from net losses and decreases in accrued expenses and accounts payables, partially offset by non-cash charges including asset impairment, depreciation and amortization, an increase in amounts due to CMGI, and provision for bad debt.

Net cash provided by investing activities was $636,000 for the year ended July 31, 2002, primarily associated with the sale of certain assets and equipment associated with our Streaming Media Division and the decrease in restricted cash requirements, offset by the acquisition of property and equipment. Net cash provided by financing activities was $26.0 million for the year ended July 31, 2002, comprised primarily of $30 million received through the issuance of Convertible Notes payable to CMGI and HPFS offset by payments under capital lease obligations and notes payable.

In connection with an agreement dated October 29, 2001 among us, CMGI and HPFS, we purchased certain equipment with a fair market value of $9.6 million, previously leased by us from HPFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, we recorded an asset impairment charge in the first quarter of fiscal year 2002 of $25.4 million. We recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to HPFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001. We recognized $4.1 million of interest expense in fiscal year 2002.

On November 8, 2001, in connection with the October 29, 2001 agreement, we received $20 million and $10 million in cash from HPFS and CMGI, respectively, in exchange for six-year Convertible Notes payable in the face amounts of $20 million and $10 million to HPFS and CMGI, respectively, making the total notes payable issued by NaviSite to HPFS and CMGI, approximately $55 million and $10 million, respectively. The Convertible Notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At our option, we may make interest payments (i) 100% in shares of our common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of our common stock, in the case of amounts owed to HPFS, through December 2003. The payment of interest in our stock requires that we be listed for trading on the Nasdaq National Market. At July 31, 2002, we were listed on the Nasdaq SmallCap Market and therefore must make 100% of the interest payments in cash or receive a waiver from the holders of the notes for the Nasdaq National Market requirement. The Convertible Notes payable are secured by substantially all of the assets of the Company and cannot be prepaid.

The principal balances of these Convertible Notes may be converted into our common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 resulted in beneficial conversion rights for both CMGI and HPFS. The intrinsic value of the beneficial conversion rights amounted to $6.5 million and $36.0 million for CMGI and HPFS, respectively. The value of the beneficial conversion rights is being amortized into interest expense over the life of the Convertible Notes payable. Holders of the Convertible Notes payable are entitled to both demand and piggyback registration rights and HPFS is entitled to anti-dilution protection under certain circumstances. The agreement with HPFS and CMGI also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets.

Subsequent to July 31, 2002, we had not paid the interest payable on the Convertible Notes due on September 30, 2002. We were also no longer listed on the Nasdaq National Market and were instead listed on the Nasdaq SmallCap Market. Pursuant to the Convertible Notes, this new listing on the Nasdaq SmallCap Market requires us to seek ClearBlue’s prior written consent before paying interest and principal in the form of common stock. On October 10, 2002, we received a waiver from ClearBlue permitting the payment of interest to be made in the form of stock consistent with our listing on the Nasdaq SmallCap Market and waiving any noncompliance of timely payments of interest or principal. In August 2002 we paid the interest due to ClearBlue.

In fiscal year 2002, we issued 6,700,859 shares of common stock in satisfaction of accrued interest associated with the $65 million notes payable to CMGI and HPFS.

In fiscal year 2002, we modified the payment amounts and terms of certain operating leases with three equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in fiscal year 2002 and $1.6 million is payable in January 2003. The third capital lease is payable in 28 monthly payments of $4,700 for the first four months and $20,400 for the remaining 24 months, starting in April 2002. In addition during fiscal year 2002, we returned certain equipment held under certain operating leases with one of the above lessors and incurred and paid a breakage fee of $397,000.

We currently anticipate that our available cash resources at July 31, 2002 will be sufficient to meet our needs on a standalone basis for working capital and capital expenditures through the end of fiscal year 2003. Our projections for cash usage assume: (1) our ability to retain customers in light of market and NaviSite uncertainties; (2) our ability to obtain a waiver for the cash payments of all or a portion of fiscal year 2003 quarterly interest due on the $65 million convertible notes; (3) our ability to collect accounts receivables in a timely manner; and (4) our ability to achieve expected cash expense reductions. In addition, ClearBlue and NaviSite are evaluating the possibility of a business combination involving ClearBlue, its affiliate entities and NaviSite. ClearBlue is our majority stockholder and could unilaterally implement any such combinations. The parties currently have no plans for such a combination and its impact, if implemented, on our cash resources cannot be determined. Further, continued market uncertainties, including delays or restrictions in IT spending, may affect our business results and our projected use of cash could also be impacted by any merger or acquisition activity.

To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of its evolving relationship with ClearBlue; (2) continue our practice of managing costs; and (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions.

We may need to raise additional funds in order to respond to competitive and industry pressures, to respond to operational cash shortfalls, to acquire complementary businesses, products or technologies, or to develop new, or enhance existing, services or products. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Our ability to raise additional funds may be impacted by: (1) the de-listing of our stock from Nasdaq; (2) our inability to transfer back to the Nasdaq National Market in the future from the Nasdaq SmallCap Market; and (3) restrictions imposed on us by ClearBlue. Under our arrangement with ClearBlue we must obtain its consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive ClearBlue’s consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern, would be significantly limited.

Contractual Obligations and Commercial Commitments

In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. In addition, we had $65 million face value of long-term debt outstanding at July 31, 2002. Future payments required under these long-term obligations are as follows:

Payment Due by Period
(in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5-years
Long-term debt	$65,093	$—	10,849	43,395	$10,849
Interest on debt	24,516	5,509	11,432	7,162	413
Capital leases	2,699	2,302	397	—	—
Operating leases	1,209	840	369	—	—
Bandwidth commitments	1,695	937	758	—	—
Level 3 agreement	2,057	2,057	—	—	—
Maintenance for hardware and software	722	456	266	—	—
Property leases	28,324	4,339	8,953	6,803	8,229

Total	$126,315	$16,440	$33,024	$57,360	$19,491

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

Revenue Recognition.    We provide outsourced Web hosting and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenues related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 24 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term.

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

Allowance for Doubtful Accounts.    We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral or other security against trade receivables. Our customer base includes a significant number of small start-up Internet-based businesses that face increased risk of loss of funding depending on the availability of private and or public funding. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 50% of the balance over 120 days old and 3% of all other customer balances. This method historically approximated actual write off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

Impairment of Long-lived Assets.    We review our long-lived assets, primarily property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses. During the fourth quarter of fiscal year 2002, due to significant industry and economic trends affecting both our current and future operations as well as a significant decline in our stock price, we completed an impairment review of our property and equipment. This review included a comparison of the carrying amount of such assets to the estimated fair values of the specific assets. Management determined that the best measure of fair value for the property and equipment was a combination of the market and cost approaches. The cost approach was utilized to determine the fair value of certain computer hardware, leasehold improvements, office furniture and equipment and construction in progress. The cost approach utilizes estimated replacement/reproduction costs, with allowances for physical depreciation and functional obsolescence (i.e., asset utilization). For certain equipment and leasehold improvements, the market approach was used. The market approach typically includes comparing recent sales of similar assets and adjusting these comparable transactions based on factors such as age, condition, and types of sale to determine fair value. Based on the appraised fair value of the property and equipment, we recorded an impairment charge of $38.1 million during the fourth quarter of fiscal year 2002. The selection of valuation methodologies and approaches, as well as assumptions of future asset utilization, requires judgments and estimates. The use of different valuation methodologies or assumptions could have increased or decreased the impairment charge.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. We invest our cash primarily in money market funds. An increase or decrease in interest rates would increase or decrease interest expense on capital lease obligations due to the fixed nature of such obligations. We also have fixed rate notes payable to CMGI and HPFS. An increase or decrease in interest rates would not have an impact on these notes. These notes were subsequently sold to ClearBlue. We do not currently have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 8.    Financial Statements and Supplementary Data

NAVISITE, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and Subsidiary as of July 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and Subsidiary as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(c) to the financial statements, the Company has incurred recurring losses from operations since inception and has an accumulated deficit. These factors, among others as discussed in Note 2(c) to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    KPMG LLP
Boston, Massachusetts
October 28, 2002

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,
ASSETS	2002	2001
	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$21,842	$22,214
Accounts receivable, less allowance for doubtful accounts of $617 and $6,859 at July 31, 2002 and 2001, respectively	3,553	10,933
Due from CMGI and affiliates	3,724	4,362
Prepaid expenses and other current assets	3,292	2,184
Assets held for sale	1,022	—

Total current assets	33,433	39,693
Property and equipment, net	12,412	63,410
Other assets	3,839	3,718
Restricted cash	3,850	5,051
Goodwill	—	394

Total assets	$53,534	112,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current portion	$2,123	$42
Due to CMGI	3,241	14,821
Accounts payable	1,803	10,341
Accrued expenses	7,932	19,299
Deferred revenue	1,619	3,818
Software vendor payable, current portion	—	837
Customer deposits	199	218

Total current liabilities	16,917	49,376
Capital lease obligations, less current portion	378	—
Convertible notes payable to HPFS, net	23,440
Software vendor payable, less current portion	—	79
Convertible notes payable to CMGI, net	4,255	69,773

Total liabilities	44,990	119,228
Commitments and contingencies (note 8)
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at July 31, 2002 and 2001	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 93,723 and 61,868 shares at July 31, 2002 and 2001, respectively	937	619
Additional paid-in capital	344,945	208,064
Accumulated deficit	(337,338)	(215,645)

Total stockholders’ equity (deficit)	8,544	(6,962)

Total liabilities and stockholders’ equity (deficit)	$53,534	$112,266

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2002	2001	2000
	(In thousands, except par value)
Revenue:
Revenue	$40,968	66,358	24,870
Revenue, related parties	18,453	36,368	24,893

Total revenue	59,421	102,726	49,763
Cost of revenue	67,000	127,155	68,496
Impairment of long-lived assets	68,317	1,930	—

Total cost of revenue	135,317	129,085	68,496

Gross deficit	(75,896)	(26,359)	(18,733)
Operating expenses:
Product development	5,281	14,072	5,197
Selling and marketing	9,703	32,251	22,805
General and administrative	19,272	33,011	12,270
Restructuring	(2,633)	8,011	—

Total operating expenses	31,623	87,345	40,272

Loss from operations	(107,519)	(113,704)	(59,005)
Other income (expense):
Interest income	1,060	2,753	2,027
Interest expense	(14,718)	(8,042)	(1,001)
Other income (expense), net	(516)	292	9

Loss before cumulative effect of change in accounting principle	(121,693)	(118,701)	(57,970)
Cumulative effect of change in accounting principle	—	(4,295)	—

Net loss	(121,693)	(122,996)	(57,970)

Basic and diluted net loss per common share:
Before cumulative effect of change in accounting principle	$(1.49)	(2.01)	(1.37)
Cumulative effect of change in accounting principle	—	(0.07)	—

Basic and diluted net loss per common share	$(1.49)	(2.08)	(1.37)

Basic and diluted weighted average number of common shares outstanding	81,859	58,993	42,270
Unaudited pro forma basic and diluted net loss per share	$—	—	(1.08)
Pro forma weighted average number of basic and diluted shares outstanding	—	—	53,829

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended July 31, 2002, 2001, and 2000
(in thousands, except per share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Deferred Compensation	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 1999	1,324	$13	542	$5	138	$1	$—	$30,291	$(34,679)	$(4,369)
Conversion of debt to CMGI into Series B preferred stock	—	—	88	—	—	—	—	12,257	—	12,257
Conversion of Series B, C, and D convertible redeemable preferred stock into common stock	(1,324)	(13)	(630)	(5)	43,244	432	—	15,006	—	15,420
Issuance of common stock in conjunction with public offering, net of offering costs of $8,169	—	—	—	—	13,631	137	—	130,054	—	130,191
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	—	—	—	—	1,283	13	—	1,105	—	1,118
Deferred stock compensation related to acquisition	—	—	—	—	68	1	(1,589)	1,588	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	827	—	—	827
Net loss	—	—	—	—	—	—	—	—	(57,970)	(57,970)

Balance at July 31, 2000	—	$—	—	$—	58,364	$584	$(762)	$190,301	$(92,649)	$97,474
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	—	—	—	—	714	7	—	975	—	982
Issuance of stock warrants in connection with convertible debt	—	—	—	—	—	—	—	12,918	—	12,918
Issuance of common stock in connection with the interest on convertible debt	—	—	—	—	2,790	28	—	3,581	—	3,609
Deferred stock compensation related to acquisition	—	—	—	—	—	—	(289)	289	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,051	—	—	1,051
Net loss	—	—	—	—	—	—	—	—	(122,996)	(122,996)

Balance at July 31, 2001	—	$—	—	$—	61,868	$619	$—	$208,064	$(215,645)	$(6,962)
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	—	—	—	—	524	5	—	31	—	36
Conversion of CMGI convertible debt and other amounts due to CMGI	—	—	—	—	24,359	244	—	86,910	—	87,154
Issuance of common stock in connection with the interest on convertible debt	—	—	—	—	6,972	69	—	2,915	—	2,984
Beneficial conversion feature of debt issued to CMGI and HPFS	—	—	—	—	—	—	—	42,561	—	42,561
Net settlement of debt to CMGI	—	—	—	—	—	—	—	4,464	—	4,464
Net loss	—	—	—	—	—	—	—	—	(121,693)	(121,693)

Balance at July 31, 2002	—	$—	—	$—	93,723	$937	$—	$344,945	$(337,338)	$8,544

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(121,693)	$(122,996)	$(57,970)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	20,649	15,154	9,081
Amortization of beneficial conversion feature to interest expense	5,163	—	—
Interest on debt paid in stock	3,695	—	—
Impairment of long-lived assets	68,317	—	—
Impairment of goodwill	186	—	—
Writedown of assets held for sale	524	—	—
(Gain) loss on disposal of assets	1,363	(133)	—
(Gain)/ loss on sale of Streaming Media Assets	(524)	—	—
Provision for bad debts	3,490	11,948	1,069
Amortization of deferred compensation	—	1,051	827
Interest on convertible notes payable to CMGI	—	3,609	—
Accretion of debt discount	1,172	2,691	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	3,600	(6,373)	(12,898)
Due from CMGI and affiliates	(266)	1,623	(5,908)
Prepaid expenses and other current assets, net	178	1,016	(1,738)
Due to CMGI	7,218	9,511	5,310
Deposits	(379)	(58)	(2,660)
Accounts payable	(8,537)	(3,116)	11,049
Customer deposits	(19)	218	—
Accrued expenses and deferred revenue	(11,172)	(2,945)	23,618

Net cash used for operating activities	(27,035)	(88,800)	(30,220)
Cash flows from investing activities:
Net cash acquired in acquisition	—	—	7
Purchases of property and equipment	(4,182)	(25,515)	(66,328)
Proceeds from the sale of Streaming Media Division assets	1,600	—
Proceeds from the sale of equipment	1,440	13,884	—
Restricted cash	1,201	(5,051)	—
Other assets	577	(747)	—

Net cash provided by (used for) investing activities	636	(17,429)	(66,321)
Cash flows from financing activities:
Issuance of convertible notes payable to CMGI	—	80,000	—
Issuance of convertible notes payable	30,000	—	—
Proceeds from increase in debt to CMGI, net	—	—	12,257
Proceeds from exercise of stock options and employee stock purchase plan	35	982	1,118
Proceeds from issuance of common stock, net of offering costs of $8,169	—	—	130,190
Proceeds from sale-leaseback	—	—	30,000
Repayment of note payable	(1,874)	—	(1,000)
Payment of capital lease obligations	(1,218)	(29,646)	(720)
Payments of software vendor obligations	(916)	(840)	(709)

Net cash provided by financing activities	26,027	50,496	171,136

Net (decrease)/increase in cash	(372)	(55,733)	74,595
Cash, beginning of period	22,214	77,947	3,352

Cash, end of period	$21,842	$22,214	$77,947

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,553	$1,364	$676

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

NaviSite, Inc. (the Company or NaviSite) is a provider of business critical Internet outsourcing solutions, specializing in high-end Web hosting and application services for companies conducting business on the Internet. Substantially all revenues are generated from customers in the United States.

(2)    Summary of Significant Accounting Policies

(a)    Basis of Presentation

At July 31, 2002, the Company was a majority owned subsidiary of CMGI, Inc. (CMGI) or (Parent). The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI.

On September 11, 2002, CMGI sold their equity and convertible debt interests in NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”) (see note 16). As a result of the transaction, the agreement between NaviSite and CMGI whereby CMGI provided certain services for NaviSite automatically expired. CMGI will continue to provide certain services to NaviSite as the Company transitions to a service agreement with ClearBlue.

(b)    Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ClickHear, Inc. (ClickHear) after elimination of all significant intercompany balances and transactions.

(c)    Liquidity

As of July 31, 2002, the Company had approximately $21.8 million of cash and cash equivalents, working capital of $16.5 million and has incurred losses since inception resulting in an accumulated deficit of $337.3 million. Since inception, the Company’s operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt to strategic investors, and the Company’s initial public offering during fiscal 2000. For the years ended July 31, 2002, 2001 and 2000, cash flows used for operating activities totaled $27 million, $88.8 million, and $30.2 million, respectively.

The Company projects that, on a standalone basis, it will have sufficient cash resources as of July 31, 2002 to meet the projected needs for working capital and capital expenditures through the end of fiscal year 2003. These projections are based on assumptions that include the maintenance of a certain level of revenue, improved collections of accounts receivable, the ability to achieve projected cash expense reductions, and the ability to obtain a waiver for the cash payments for all or a portion of fiscal year 2003 quarterly interest due on the $65 million convertible notes (note 6). In addition, as discussed in Note 16, the control of the Company was acquired by Clear Blue Technologies, Inc. (“ClearBlue”) in September 2002. As a result of the acquisition, the Company is exploring the possibility of additional business combinations involving ClearBlue and its affiliated entities, although no commitments currently exist. Such future combinations could impact the future estimated cash flows of the Company. To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of its evolving relationship with ClearBlue; (2) continue to manage costs; and (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions. If sufficient funds are not available resulting from cash requirements during fiscal 2003, the Company may need to raise additional financing through the sale of additional debt or equity. The Company’s ability to raise additional funds may be impacted by (1) the de-listing of the Company’s stock from Nasdaq; (2) the Company’s inability to transfer back to the Nasdaq National Market in the future from the Nasdaq SmallCap Market; and (3) restrictions imposed on it by ClearBlue. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

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

(e)    Revenue Recognition and Accounting Change

Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenue (other than installation fees) is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Effective August 1, 2001, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Under SAB 101, installation fees are recognized over the estimated life of the related customer contract. Prior to fiscal year 2002, the Company recognized installation fees at the time that the installation occurred. The cumulative effect of the change in accounting for installation services on all prior years resulted in a $4.3 million increase in net loss for the year ended July 31, 2001 and is reflected as a cumulative effect of change in accounting principle. Revenue for the year ended July 31, 2001 includes $1.5 million that was included in the cumulative effect adjustment.

During fiscal 2002, the Company leased certain of its owned and leased equipment to its customers in arrangements that are treated as direct financing agreements. As such, the Company recognizes the difference between the carrying value of the equipment and the minimum lease payments due from the customer as income over the life of the contract using the leases’ implicit interest rate. In fiscal year 2002, the Company recognized $481,000 of other income related to direct financing leases.

(f)    Cash

Cash equivalents consist of a money market fund, which invests, in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities, and repurchase agreements.

On March 25, 2002, the Company amended a letter of credit to certain of its leased facilities. Under the terms of the letter of credit, the Company was required to pledge $3.9 million in cash, which is reflected as restricted cash on the accompanying balance sheet at July 31, 2002 (see note 16).

During fiscal year 2002, the letter of credit related to the La Jolla, California facility was not renewed and the landlord drew down the related $504,000 of restricted cash. The amount is recorded at July 31, 2002 as a long term deposit.

During fiscal year 2002, non-cash financing activities included a $35 million obligation to Compaq Financial Services Corporation, a wholly-owned subsidiary of Compaq Computer Corporation (HPFS), incurred for the purchase of equipment previously held under operating lease agreements with a fair value, based on a third-party appraisal, of $9.6 million.

During fiscal year 2002, non-cash financing activities included the conversion of the $70.9 million, net, carrying amount ($80.0 million face value) of convertible notes payable to CMGI, Inc. (CMGI), including interest of $1.5 million, and $16.2 million of amounts due to CMGI into 24,629,900 shares of the Company’s common stock.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2002 and 2001, non-cash financing activities include the issuance of 6,972,000 and 2,790,000 shares of common stock, respectively, in satisfaction of interest associated with convertible notes outstanding during fiscal 2002 and 2001.

In August 2002, the Company settled its intercompany liability to and receivables from CMGI, as of May 31, 2002, for $3.2 million in cash. The $3.2 million was remitted to CMGI in August 2002. As a result of the transaction, the Company realized a $4.5 million gain on the settlement, which was recorded as a contribution to additional paid-in capital as of July 31, 2002 as the transaction was considered to be a settlement of debt between entities under common control.

During fiscal 2000, noncash financing activities included the issuance of 175,096 shares of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock) in exchange for a $12,256,694 reduction in debt to CMGI (see note 6).

During fiscal 2000, in connection with the closing of the Company’s initial public offering on October 27, 1999, all of the outstanding shares of Series A, Series B, Series C, and Series D convertible preferred stock, par value $0.01 per share, of the Company automatically converted into 43,244,630 shares of common stock, $0.01 par value per share (the Common Stock).

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

(h)    Goodwill

Prior to July 31, 2002, goodwill related to the Company’s purchase of Servercast in July 1998 and the Company’s purchase of its wholly owned subsidiary ClickHear in February 2000 (see note 3). Such costs were amortized on a straight-line basis over five years, the period expected to be benefited. The goodwill related to ClickHear of $3,400 was written-off as part of the sale of the majority of the operating assets of the streaming media division. As part of the Company’s impairment analysis performed at July 31, 2002, it was determined that the unamortized goodwill at July 31, 2002 of $186,000 was fully impaired and was included as a component of general and administration expense (see note 5).

(i)    Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the estimated future undiscounted cash flows are less than the carrying value of the asset, a loss is recorded based on the excess of the asset’s carrying value over fair value. At July 31, 2002, the Company determined that certain of its long-lived assets were impaired (see note 5).

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Previous to the fiscal year ended July 31, 2001, the Company was greater than 80% owned by CMGI, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by the Company for those periods before the fiscal year ended July 31, 2001. Therefore, such net operating losses incurred by the Company were not available to the Company. The tax sharing agreement between the Company and CMGI required the Company to reimburse CMGI for the amounts it contributed to the consolidated tax liability of the CMGI group; however, under the policy, CMGI was not obligated to reimburse the Company for any losses utilized in the consolidated CMGI group. After the Company’s public offering, CMGI’s ownership fell below 80% and the Company is no longer included in the federal consolidated group of CMGI. Thus, the Company’s federal and state net operating losses can be carried forward to offset its future taxable income.

(k)    Advertising Costs

The Company recognizes advertising costs as incurred. Advertising expense was approximately $4,000, $3,126,000, and $1,462,000 for the fiscal years ended July 31, 2002, 2001, and 2000, respectively, and is included in the accompanying statement of operations as a component of selling and marketing expenses.

(l)    Stock-Based Compensation Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(m)    Financial Instruments

The Company’s financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of July 31, 2002, the carrying cost of these instruments approximated their fair value. The Company also has fixed rate notes payable to CMGI and Hewlett-Packard Financial Services Company (“HPFS”). On September 11, 2002, CMGI and HPFS sold their notes payable to ClearBlue (see note 16).

(n)    Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock or the treasury stock method for options, unless amounts are anti-dilutive.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal years ended July 31, 2002, 2001, and 2000, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. Options to acquire shares totaling approximately 7,076,000 shares at July 31, 2002, 8,581,000 shares at July 31, 2001, and 8,194,000 shares at July 31, 2000, were excluded from the calculation of diluted earnings per share because their inclusion would be antidilutive. There were 442,551 and 2,516,907 of diluted shares related to employee stock options that were excluded as they have an anti-dilutive effect due to the loss for fiscal years 2002 and 2001, respectively. For the fiscal years ended July 31, 2000, a pro forma basic and diluted loss per share calculation, assuming the conversion of all amounts due to CMGI and all outstanding shares of preferred stock into Common Stock using the “if-converted” method form the later of the date of issuance or beginning of the period, is presented. The following table provides a reconciliation of the denominators used in calculating the pro forma basic and diluted earnings (loss) per share for the fiscal years ended July 31, 2000:

Fiscal 2000
Numerator:
Net loss	$(57,970)

Denominator:
Common shares outstanding	42,270
Assumed conversion of preferred stock	11,559

Weighted average number of pro forma basic and diluted share outstanding	$53,829

Pro forma basic and diluted net loss per share	$(1.08)

(o)    Segment Reporting

The Company currently operates in one segment, Internet web hosting and application services.

(p)    New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations as there is no goodwill or other intangible assets at July 31, 2002.

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

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as revising certain criteria specified in SFAS 121 for the recognition and measurement of impairment losses related to long-lived assets. The Company does not expect the adoption of SFAS 144 to have a material impact to its financial condition or results of operations.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

(q) Reclassifications

Certain fiscal year 2001 balances have been reclassified to conform with the fiscal year 2002 financial statement presentation.

(3)    Business Combinations

On February 22, 2000, NaviSite acquired ClickHear for consideration valued at approximately $4,693,000, including approximately $50,000 of direct costs of the acquisition. The consideration for the acquisition consisted of 41,968 shares of CMGI common stock valued at the closing price of CMGI common stock on February 22, 2000, resulting in consideration value of approximately $4,643,000. On February 22, 2000, CMGI contributed their ClickHear common stock to NaviSite in exchange for 67,906 shares of NaviSite Common Stock. NaviSite’s direct costs of acquisition were recorded as a component of the purchase price. Based on the terms of the acquisition agreement, the value of the CMGI shares issued were recorded as deferred compensation by NaviSite. The CMGI shares issued were subject to forfeiture by the ClickHear stockholders based on employment criteria as well as performance goals. The deferred compensation component of the consideration initially valued at $4,643,000 was accounted for on a variable basis at market value at the end of each reporting period, and was amortized to compensation expense over the eleven-month performance contingency period ending in December 2000. Compensation expense of $1,051,000 and $827,000 was recognized in fiscal years ended July 31, 2001 and 2000, respectively.

The acquisition was accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The results of operations of ClickHear, Inc. have been included in the Company’s consolidated financial statements from the acquisition date.

On March 21, 2002, the Company sold the majority of the operating assets of the streaming media division acquired in the ClickHear acquisition. The Company received cash proceeds of approximately $1.6 million and recorded a gain on the transaction of approximately $524,000, which is included as a component of other expense, net in the consolidated statement of operations.

(4)    Property and Equipment

	July 31
	2002	2001
	(In thousands)
Office furniture and equipment	$1,232	5,318
Computer equipment	15,237	18,178
Software licenses	8,982	16,657
Leasehold improvements	3,717	45,452

	29,168	85,605
Less accumulated depreciation and amortization	(16,756)	(22,195)

	$12,412	63,410

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives of the Company’s fixed assets are as follows:  office furniture and equipment — 5 years; computer equipment — 3 years; software leases — 3 years or life of the license; and leasehold improvements — 4 years or life of the lease.

The cost and related accumulated amortization of property and equipment held under capital leases is as follows:

	July 31
	2002	2001
	(In thousands)
Cost	$457	238
Accumulated depreciation and amortization	189	205

	$268	33

During fiscal year 2002, the Company performed a physical inventory of its customer dedicated equipment. As a result of this inventory, the Company recorded an impairment charge of $1.5 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use.

During fiscal year 2002, the Company purchased certain equipment previously held under operating leases. Certain of the purchased equipment is un-deployed and, based on the intent to sell such equipment, has been classified as assets held for sale as of July 31, 2002. The Company evaluated the carrying value of the assets held for sale at as of July 31, 2002 in light of their fair market value and recorded a write-down of approximately $524,000.

In fiscal year 2002, the Company modified the payment amounts and terms of certain operating leases with three equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million is payable in January 2003. The third capital lease is payable in 28 monthly payments of $4,700 for the first 4 months and $20,400 for the remaining 24 months, starting in April 2002. The equipment under all resulting capital leases was capitalized at the fair market value of the equipment at the time of the modification, $1.1 million, which was lower than the present value of the future minimum lease payments based on the Company’s estimated incremental borrowing rate of 12%. As the fair market value of the equipment, based on a third-party appraisal, was less than the consideration given, the Company recorded an asset impairment charge of approximately $1.0 million. In addition, the Company returned certain equipment held under certain operating leases with one of the above lessors and incurred and paid a breakage fee of $397,000.

(5)    Impairment of Long-Lived Assets

During fiscal year 2002, the Company recorded a net $1.9 million charge representing the future estimated remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers under operating leases, and upon the loss of the customer, the equipment became idle. Based on the Company’s forecasts, the equipment will not be utilized before the related operating leases expire and/or the equipment becomes obsolete.

During fiscal year 2002, the Company evaluated the current and forecasted utilization of its purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, the Company recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired or became obsolete.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2002, the Company finalized agreements with various equipment lessors whereby the Company purchased equipment previously held under operating lease for approximately $42.0 million. The fair market value of the equipment at the time of purchase, based on third party appraisal, was approximately $13.1 million. As the aggregate fair market value of the equipment, based on third party appraisal, was less than the aggregate consideration given, the Company recorded an asset impairment charge of $25.4 million, as a separate component of cost of revenue, in fiscal year 2002.

A number of factors occurring during the fourth quarter of fiscal 2002 impacted the Company’s long-lived assets including both their expected future cash flow generation and the Company’s expected utilization of the assets within revised operating plans. These factors included the further deterioration of market conditions within the web hosting industry, excess capacity in the industry and in the Company’s two data centers, deterioration of the Company’s revenue base,                         .

Based on these factors and their impact on current and future projected cash flows, the Company performed an assessment of the carrying value of its long-lived assets pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The conclusion of this assessment was that the decline in market conditions within the Company’s industry were significant and other than temporary. In this assessment, the Company reviewed its long-lived assets, which included property and equipment and goodwill. The carrying amount of goodwill, which totaled $186,000, was considered unrecoverable and was written-off as of July 31, 2002 and was included as a component of general and administration expense.

In accordance with SFAS No. 121, the measurement of the impairment loss of property and equipment was based on the fair value of the asset, as determined by a third party appraisal. The following is a summary of the impairment charge, by asset classification, as of July 31, 2002:

	Carrying Value	Appraised Fair Value	Impairment
	(In thousands)
Office furniture and equipment	$3,068	$837	$2,225
Computer equipment	8,470	5,675	2,795
Software licenses	3,720	2,158	1,562
Leasehold improvements	35,280	3,742	31,538

Total	$50,532	$12,412	$38,120

Management determined that the best measure of fair value for the property and equipment was a combination of the market and cost approaches. The cost approach was utilized to determine the fair value of certain computer hardware, leasehold improvements, office furniture and equipment, and construction in progress. The cost approach utilizes estimated replacement/reproduction costs, with allowances for physical depreciation and functional obsolescence (i.e. asset utilization). For certain equipment and leasehold improvements, the market approach was used. The market approach typically includes comparing recent sales of similar assets and adjusting these comparable transactions based on factors such as age, condition, and type of sale to determine fair value.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Convertible Debt

In connection with an agreement dated October 29, 2001 among the Company, CMGI and Hewlett-Packard Financial Services Company (“HPFS”, formerly Compaq Financial Services, Inc.), the Company purchased certain equipment with a fair market value of $9.6 million, previously leased by the Company from HPFS under operating lease agreements expiring through 2003, in exchange for a note payable in the face amount of approximately $35 million. As the fair market value of the equipment, based on a third-party appraisal, was less than the associated debt obligation, the Company recorded an asset impairment charge in the first quarter of fiscal 2002 of $25.4 million (note 5). The Company recorded the assets purchased and associated impairment charge effective August 1, 2001 with a corresponding obligation to HPFS. Based on the terms of the $35 million obligation, interest accrues commencing on November 8, 2001.

On November 8, 2001, in connection with the October 29, 2001 agreement, the Company received $20 million and $10 million in cash from HPFS and CMGI, respectively, in exchange for six-year convertible notes payable in the face amounts of $20 million and $10 million to HPFS and CMGI, respectively, making the total notes payable issued by the Company to HPFS and CMGI approximately $55 million and $10 million, respectively. The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At the Company’s option, the Company may make interest payments (i) 100% in shares of the Company’s common stock, in the case of amounts owed to CMGI, through December 2007 and (ii) approximately 16.67% in shares of the Company’s common stock, in the case of amounts owed to HPFS, through December 2003. The payment of interest in the Company’s stock requires that the Company be registered on the Nasdaq National Market. At July 31, 2002, the Company was listed on the Nasdaq SmallCap Market and therefore must make 100% of the interest payments in cash or receive a waiver from the holders of the notes for the NASDAQ National Market requirement. The convertible notes payable are secured by substantially all of the assets of the Company and cannot be prepaid.

The principal balances of these notes may be converted into the Company’s common stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. The conversion rate of $0.26 results in beneficial conversion rights for both CMGI and HPFS. The intrinsic value of the beneficial conversion rights amounted to $6.5 million and $36.0 million for CMGI and HPFS, respectively. The value of the beneficial conversion rights are being amortized into interest expense over the life of the convertible notes payable. Holders of the convertible notes payable are entitled to both demand and piggyback registration rights, and HPFS is entitled to anti-dilution protection under certain circumstances. The agreement with HPFS and CMGI also contains certain restrictive covenants, including but not limited to limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets. As of July 31, 2002, the Company was in compliance with the covenants of the convertible notes.

On September 11, 2002, CMGI and HPFS sold their equity and convertible interests in the Company to ClearBlue Technologies (“ClearBlue”). Subsequent to July 31, 2002, the Company had not paid the interest payable on the Notes and due on September 30, 2002. The Company was also no longer listed on the Nasdaq National Market and was instead listed on the Nasdaq SmallCap Market. Pursuant to the Notes, this new listing on the Nasdaq SmallCap Market requires the Company to seek ClearBlue’s prior written consent before paying interest and principal in the form of common stock. On October 10, 2002, the Company received a waiver from ClearBlue permitting the payment of interest to be made in the form of stock consistent with the Company’s listing on the Nasdaq SmallCap Market and the waiver for any noncompliance of timely payments of interest or principal and the Company paid the interest due to ClearBlue.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2002, the Company issued 6,700,859 shares of common stock in satisfaction of accrued interest associated with the $65 million notes payable to CMGI and HPFS.

On December 12, 2000, the Company entered into a Note and Warrant Purchase Agreement (the Agreement) with CMGI. The Agreement provides for the sale of a subordinated, unsecured, convertible note in the principal amount to $50,000,000 and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (collectively, the Notes). The Notes were convertible at CMGI’s option, and by NaviSite under defined circumstances, into NaviSite common stock, $0.01 par value per share (Common Stock), at a conversion price of $5.535 per share. In connection with the Agreement, the Company granted to CMGI, effective December 15, 2000, two warrants, each totaling 2,601,626 shares of Common Stock, for a combined total of 5,203,252 shares of Common Stock. The exercise price for each warrant is $5.77 and $6.92 per share, respectively.

These warrants were exercisable upon issuance and expire on December 15, 2005. The Company ascribed a fair value, using the Black-Scholes method, to the warrants of approximately $12.9 million and is amortizing this value over the life of the Notes as an additional component of interest expense. During fiscal years 2002 and 2001, the Company recognized $1.2 million and $2.7 million of expense related to the amortization of the warrants, respectively.

During the quarter ended January 31, 2001, the Company received gross proceeds of $80.0 million from the issuance of the Notes. The annual interest rate of the Notes is 7.5% payable quarterly in, at the Company’s discretion, either cash or Common Stock. In the fourth fiscal quarter of fiscal year 2001, the Company elected to pay the interest related to the Notes for fiscal year 2001 in the form of 2,789,706 shares of Common Stock. In connection with the CMGI and HPFS agreement discussed above, during November 2001, CMGI converted its $80 million in aggregate principal outstanding under the $80.0 million in notes payable discussed above plus the accrued interest thereon, into approximately 14.7 million shares of the Company’s common stock. The Company also had outstanding as discount on convertible debt, approximately $9.1 million of debt issuance costs that were being amortized over the life of the notes relating to the warrants. The warrants were not exercised as part of this transaction and remain outstanding as of July 31, 2002. The remaining carrying value of the debt issuance costs was included as a component of the $70.9 million to stockholders equity resulting from the conversion. The Agreement also provided for the conversion of $16,208,570 of amounts due to CMGI into 9,905,419 shares of NaviSite Common Stock. This conversion was done in November 2001.

(7)    Accrued Expenses

Accrued expenses consist of the following:

	July 31
	2002	2001
	(In thousands)
Accrued payroll, benefits and commissions	$2,037	$2,772
Accrued accounts payable	1,328	3,078
Accrued lease payments	278	6,030
Accrued restructuring (note 12)	—	5,236
Accrued interest	1,565	5
Other	2,724	2,178

	$7,932	$19,299

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Commitments and Contingencies

(a)    Leases

The Company is obligated under various capital and operating leases for facilities and equipment. CMGI has entered into noncancelable operating and capital leases on behalf of the Company covering certain of its office facilities and equipment, which expire through 2012 In addition, until the Company moved its headquarters in January 2000, the Company paid CMGI for office facilities used as the Company’s headquarters for which it was charged based upon an allocation of the total costs for the facilities at market rates. Prior to the Company’s IPO substantially all leases for real property were guaranteed by CMGI. CMGI charges the Company the actual lease fees under these arrangements. Total rent expense amounted to $19,567,000, $58,465,000, and $18,509,000 for the fiscal years ended July 31, 2002, 2001, and 2000, respectively.

In June 2000, the Company sold certain equipment and leasehold improvements in its two new data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. The Company entered into a capital lease for the leaseback of those assets. In January 2001, the Company paid-off these capital lease obligations for approximately $27.0 million.

During the second quarter of fiscal year 2001, the Company sold certain equipment in sale-leaseback transactions for a total of approximately $13.9 million. Simultaneously with the sales, the Company entered into operating leases for the equipment. The leases are payable in monthly installments of principal and interest totaling approximately $607,000 through December 31, 2002.

During fiscal 2002, the Company renegotiated or bought out the majority of its operating lease obligations for equipment (see note 5).

Minimum annual rental commitments under operating and capital leases are as follows as of July 31, 2002:

	Operating leases	Capital leases
	(In thousands)

2003	$7,693	$2,302
2004	5,078	397
2005	4,510	—
2006	4,206	—
2007	2,597	—
Thereafter	8,229	—

	$32,313	2,699

Less amounts representing interest		198

Present value of future minimum lease payments		$2,501

(b)    Legal Matters

On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against the Company, BancBoston Robertson Stephens, Inc., an underwriter of the Company’s initial public offering in October 1999, Joel B. Rosen, the Company’s then chief executive officer, and Kenneth W. Hale, the Company’s then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with the Company’s initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of the Company’s common stock sold in the Company’s initial public offering, solicited and received from its customers

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undisclosed commissions on transactions in other securities and required its customers to purchase additional shares of the Company’s common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between October 22, 1999 and December 6, 2000.

On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against the Company, Mr. Rosen, Mr. Hale, FleetBoston Robertson Stephens, Inc. and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between October 22, 1999 and June 12, 2001.

The Company believes that the allegations are without merit and it intends to vigorously defend against the plantiffs’ claims. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of the suits and their ultimate effect, if any, on its financial condition.

On June 7, 2002, the Company received a letter from Level 3 Communications, LLC (Level 3) alleging that the Company improperly rejected and later cancelled co-location space ordered by the Company pursuant to the General Terms and Conditions for Delivery of Service Agreement, dated as of June 29, 2000, between the Company and Level 3. Level 3 demanded payment of certain fees relating to the co-location space, including interest on previously invoiced amounts. The Company settled the claim for $600,000 subsequent to the end of fiscal 2002.

On or about September 27, 2002, the Company received a demand for a wage payment of $850,000 from its former Procurement Director, Joseph Cloonan. The Company rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. The Company believes the allegations are without merit and intend to vigorously defend against Mr. Cloonan’s claims. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of this matter and the effect, if any, on its financial condition.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of the Company.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Income Taxes

No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. Prior to the Company’s initial public offering on October 21, 1999, the Company was included in the federal consolidated group of CMGI. As a result, substantially all of the federal and state net operating losses incurred prior to the public offering have been utilized by the parent. After the Company’s public offering, CMGI’s ownership in NaviSite fell below 80% and NaviSite is no longer included in the federal consolidated group of CMGI. Thus, the Company’s federal and state net operating losses can be carried forward to offset its future taxable income. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	2002	2001
	(In thousands)
Deferred tax assets:
Accruals and reserves	$2,206	$5,614
Loss carryforwards	103,311	86,487
Depreciation and amortization	36,958	3,390

Total deferred tax asset	142,475	95,491
Less valuation allowance	(142,475)	(95,491)

Net deferred taxes	$—	$—

Valuation allowance increased by approximately $47 million and $73.5 million for the years ended July 31, 2002 and 2001, respectively. Approximately reported tax benefits related to $31.1 million of the valuation allowance at July 31, 2002, will be recorded as an increase to paid-in capital, when realized or recognized, as it relates to tax benefits from stock-based compensation.

The Company has net operating loss carryforward for federal tax purposes of approximately $262 million, expiring from 2020 to 2022. The Company also has state net operating loss carryforwards for approximately $267 million, expiring from 2003 to 2007. The utilization of these net operating losses may be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes (see note 16).

(10)      Stockholders’ Equity

(a)    Issuance of Common Stock

On June 8, 2000, the Company sold 980,873 shares of its Common Stock to CMGI for the sum of $49.8 million, net of offering costs, in a private placement transaction. The number of shares was determined by dividing $50.0 million by the average of the closing prices per share of the Company’s Common Stock as reported on the Nasdaq National Market System five-day, rounded up to the nearest whole share.

During November 2001, CMGI converted the $80 million notes payable, $1,500,000 of related interest and certain other amounts due to CMGI totaling $16,208,570 into 24,629,900 shares of NaviSite common stock (see note 6).

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Two-For-One Stock Split

The consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split, effected in the form of a stock dividend of one share of Common Stock for each share of Common Stock outstanding. The stock dividend was paid on April 5, 2000 to stockholders of record at the close of business on March 22, 2000.

(11)    Stock Option Plans

(a)    1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by the Company’s board of directors and stockholders in October 1999. The Stock Purchase Plan provides for the issuance of a maximum of 250,000 shares of the Company’s Common Stock. During fiscal year 2001, 187,189 shares were issued under this plan. The Plan allows participants to purchase shares at 85% of the closing price of common stock on the first business day of the Plan period or the last business day of the Plan period, whichever closing price is less.

During fiscal year 2002, no additional shares were issued under this plan. The company has issued a total of 249,860 shares since the plan’s inception.

(b)    Deferred Compensation Plan

A Deferred Compensation Plan (the Deferred Compensation Plan) was adopted by the Company’s board of directors in October 1999. Under the terms of the Deferred Compensation Plan, the Company’s employees who are selected by the board of directors (as well as certain of the Company’s employees who previously participated in a deferred compensation plan sponsored by CMGI) will be able to elect to defer a portion of their compensation for the following calendar year. The Company also may make discretionary contributions to a participant’s account, to which the participant generally will become entitled after five years of service with the Company. Effective December 18, 2001, the plan was terminated. During 2001 and through the termination date in 2002, the Company did not make any discretionary contributions to the plan.

(c)    1999 Director Stock Option Plan

In October 1999, the Company ceased issuing options under the 1998 Director Plan and the board of directors and the stockholders approved and adopted the 1999 Stock Option Plan for Nonemployee Directors (the 1999 Director Plan). A total of 500,000 shares of Common Stock are reserved for issuance under the 1999 Director Plan. Directors who are not NaviSite employees or otherwise affiliates, employees or designees of an institutional or corporate investor that owns more than 5% of outstanding Common Stock will be eligible to receive nonstatutory stock options under the 1999 Director Plan. Under the 1999 Director Plan, the Company will grant an initial option to acquire 25,000 shares of Common Stock to each eligible director who is elected a director for the first time.

The Company also will grant to eligible directors an additional option for the purchase of 6,250 shares of Common Stock on the first, and each subsequent, anniversary of the grant of each director’s initial option if the director is still serving as one of the Company’s directors on that anniversary date.

The board of directors has discretion to increase to up to 100,000 shares the number of shares of Common Stock subject to any initial option or additional option covering any vesting period of up to 48 months that may be granted to an eligible director after the date of the increase.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 5, 2002, the 1999 Director Plan was amended to increase the initial options granted to each eligible director to 50,000 from the original 25,000 and to increase the subsequent grants to directors to 10,000 from the original 6,250.

During fiscal year 2002, 6,250 options were granted and at July 31, 2002 there were no outstanding options under this plan. During fiscal year 2002, 56,250 options were cancelled following the resignation of certain Directors.

(d)    1998 Director Stock Option Plan

In December 1998, the Company’s board of directors and stockholders approved the 1998 Director Stock Option Plan (the 1998 Director Plan). In October 1999, the Company ceased issuing options under the 1998 Director Plan. Upon the adoption of the 1999 Director Plan, each NaviSite director (who is not also an employee of NaviSite, any subsidiary of NaviSite or of CMGI) was entitled to receive, upon the date of his or her election, a nonstatutory option to purchase Common Stock as defined. A maximum number of 250,000 shares of Common Stock were authorized for issuance under the 1998 Director Plan. Each automatic grant had an exercise price equal to the current fair market value of the Common Stock at the time of grant and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service on the board of directors.

During fiscal 2002, no options were granted and no options were outstanding under the 1998 Director Plan. During fiscal year 2002, 150,000 options were cancelled following the resignation of certain Directors.

(e)    NaviSite 2000 Stock Option Plan

In November 2000, the Company’s board of directors approved the 2000 Stock Option Plan (the Plan). Under the Plan, nonqualified stock options or incentive stock options may be granted to the Company’s employees, other than those who are also officers or directors, and the Company’s consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 1,000,000 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period. The following table reflects activity of stock options under the Company’s Plan for the year ended July 31, 2002:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	482,356	$8.56	—	$—
Granted	—	—	795,560	8.56
Exercised	—	—	—	—
Cancelled	(238,365)	8.56	(313,204)	8.56

Options outstanding, end of year	243,991	$8.56	482,356	$8.56

Options exercisable, end of year	243,991		—	—

Options available for grant, end of year	756,009		517,644

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)    NaviSite 1998 Equity Incentive Plan

In December 1998, the Company’s board of directors and stockholders approved the 1998 Equity Incentive Plan, as amended (the 1998 Plan). The 1998 Plan replaced NaviSite Internet Services Corporation’s 1997 Equity Incentive Plan (the 1997 Plan). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, nonqualified stock options or incentive stock options may be granted to the Company’s or its affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 5,000,000 shares. In August 1999, the board of directors approved an increase in the number of shares authorized under the 1998 Plan to 11,124,424. In December 2000, the board of directors approved an additional increase in the number of shares authorized under the 1998 Plan to 15,000,000 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. Options granted under the 1998 Plan have a five-year maximum term and typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty- six (36) months. The following table reflects activity and historical exercise prices of stock options under the Company’s 1998 Plan for the three years ended July 31, 2002:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	7,838,394	$18.40	8,013,931	$27.79	4,861,324	$1.27
Granted	4,025,950	0.31	6,414,575	6.68	4,936,774	46.01
Exercised	(523,508)	0.07	(527,307)	0.60	(1,219,405)	0.43
Cancelled	(4,548,826)	17.09	(6,062,805)	19.84	(564,762)	17.88

Options outstanding, end of year	6,792,010	$9.96	7,838,394	$18.40	8,013,931	$27.79

Options exercisable, end of year	1,967,338	$19.64	2,977,086	$17.79	1,453,370	$1.23
Options available for grant, end of year	5,799,094		5,276,718		1,752,412

The following table summarizes information about the Company’s stock options outstanding at July 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
.01–.25	178,017	1.55	$.10	170,017	$.09
.26–.30	1,857,750	4.64	.26	—	—
.31–1.00	1,970,606	4.02	.36	270,231.42
1.01–3.70	1,256,930	3.54	1.85	613,346	1.89
3.71–7.00	284,708	2.24	6.77	198,708	6.87
7.01–25.00	185,666	3.22	10.44	105,597	10.23
25.01–50.00	764,000	2.77	43.30	433,793	43.35
50.01–75.00	156,333	2.57	66.72	95,152	62.85
75.01 up	138,000	2.62	125.69	80,494	125.69

	6,792,010			1,967,338

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)    CMGI 1986 Stock Option Plan

Certain NaviSite employees have been granted options for the purchase of CMGI Common Stock under the CMGI 1986 Stock Option Plan (the 1986 Plan). Options under the 1986 Plan are granted at fair market value on the date of grant and are generally exercisable in equal cumulative installments over a four-to-ten year period beginning one year after the date of grant. Outstanding options under the 1986 Plan expire through 2007. Under the 1986 Plan, nonqualified stock options or incentive stock options may be granted to CMGI’s or its subsidiaries’ employees, as defined. The board of directors of CMGI administers this plan, selects the individuals to whom options will be granted and determines the number of shares and exercise price of each option.

The following table reflects activity and historical exercise prices of stock options granted to Company employees under the 1986 Plan for the three years ended July 31, 2002. Options held by employees who transferred to NaviSite from CMGI or CMGI subsidiaries kept their CMGI options and during fiscal year 2002, 2001 and 2000 are shown as transfers into the 1986 plan. Employees that transferred to CMGI from an affiliate could not keep their affiliate options.

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	349,562	$26.10	510,923	$27.85	773,538	$19.11
Granted	—	—	—	—	—	—
Transfers	(2,834)	20.26	14,615	24.40	36,000	15.81
Exercised	—	—	(48,803)	4.72	(177,280)	4.04
Cancelled	(240,146)	32.44	(127,173)	44.60	(121,335)	3.31

Options outstanding, end of year	106,582	$8.76	349,562	$26.10	510,923	$27.85

Options exercisable, end of year	97,486	$7.86	261,090	$31.39	158,106	$27.36

The following table summarizes information about stock options granted to Company employees under the 1986 Plan outstanding at July 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 1.01-5.00	87,515	1.12	$5.00	82,850	$5.00
5.01-20.00	9,667	1.33	9.69	8,333	9.69
20.01 up	9,400	2.28	42.76	6,303	43.05

	106,582			97,486

(h)    Other Stock Option Grants

At July 31, 2002, the company had 40,000 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $9.04. These stock options were fully vested on the grant date and have a contractual life of 10 years.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Other Disclosure

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for the stock-based compensation plans in which the Company’s employees participate.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the pro forma effect on the Company’s net loss would have been as follows:

	Year Ended July 31
	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss (in thousands)	$(121,693)	$(146,471)	$(122,996)	$(163,068)	$(57,970)	$(86,269)
Net loss per share	$(1.49)	$(1.79)	$(2.08)	$(2.76)	$(1.37)	$(1.50)

The fair value of each stock option granted under the Company’s plans have been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001, and 2000, respectively: volatility of 250%, 185.1%, and 167.5%; risk-free interest rate of 2.23%, 4.5%, and 6.3%; 2. year expected life of options for 2002, 2.08 year expected life of options for 2001, and 2.8 for year 2000; and 0% dividend yield for all years. The weighted average fair value per share of options granted during fiscal 2002, 2001, and 2000 was $0.29, $14.62, and $46.24, respectively. There were no options granted under the CMGI 1986 Plan in 2002, 2001 or 2000.

(12)    Restructuring Charge

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

The restructuring charge also included approximately $6.2 million of costs related to the closing of the Company’s two original data centers. The components of the facility closing costs included approximately $3.8 million of estimated lease obligations associated with restoring the facilities to their original condition, and other contractual obligations to be paid over the term of the respective agreements through 2002, and approximately $2.4 million of non-cash write-offs of leasehold improvements, which were recorded as of July 31, 2001.

During 2002, the Company was able to favorably renegotiate the facility closing costs. The accrual for estimated restoration costs for the two original data centers was reduced by an aggregate $1.6 million and the accrual for bandwidth termination costs was reduced by approximately $1.0 million. In addition, $63,000 in severance/employee costs were forfeited by former employees. As a result, the Company reduced accrued restructuring by approximately $2.63 million.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity in the restructuring accrual for the fiscal year ended July 31, 2002 were as follows (in thousands):

	Balance at July 31, 2001	Payments	Adjustments	Balance at July 31, 2002
Severance/employee costs	$1,408	$(1,345)	$(63)	$—
Facility closing costs	3,828	(1,259)	(2,569)	—

Total	$5,236	$(2,604)	$(2,632)	$—

(13)    Related Party Transactions

CMGI has provided the Company with accounting, systems, and related services at amounts that approximated the fair value of services received in each of the periods presented in these financial statements. The Company also occupied facilities through January 2000 that are leased by CMGI, whereby CMGI charges the Company for its share of rent and related facility costs for CMGI’s corporate headquarters through an allocation based upon the Company’s headcount located on the premises in relation to total headcount for all CMGI companies located in the premises. The Company has also purchased certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty the principal amount of $50,000,000 and a subordinated, unsecured, convertible note in the principal amount of $30,000,000 (collectively, the Notes). The Notes were convertible at CMGI’s option, and by NaviSite under insurance) through CMGI. CMGI also has provided the Company with Internet marketing and business development services. On September 11, 2002, CMGI sold their equity and convertible debt interests in NaviSite to ClearBlue Technologies, Inc. (“ClearBlue”) (see note 15). As a result of the transaction, the agreement between NaviSite and CMGI whereby CMGI provided certain services for NaviSite, automatically expired. CMGI will continue to provide certain services to NaviSite as the Company transitions to a service agreement with ClearBlue. Amounts due to CMGI totaled approximately $3,882,000 and $14,821,000 as of July 31, 2002 and 2001, respectively On August 19, 2002, NaviSite settled its intercompany liability to and receivables from CMGI and certain CMGI subsidiaries for transactions occurring through May 31, 2002, for $3.2 million. The $3.2 million was remitted to CMGI in August 2002. The net intercompany liability consisted of equipment lease charges, facilities and administrative support expenses, employee-related expenses and amounts paid directly by CMGI on the Company’s behalf. The $4.5 million gain on the settlement was recorded as a contribution to additional paid-in capital as of July 31, 2002 as the transaction was considered to be a settlement of debt between entities under common control. The amount due to CMGI at July 31, 2002 consisted of the $3.2 million settlement and support charges for June and July 2002.

The following table details the elements of the CMGI settlement: (amounts in ’000s)

Category	Amount
Due to CMGI	$7,893
Accrued lease payments due to CMGI	2,779
Due from CMGI and CMGI affiliates	(3,008)

Net due to CMGI	$7,664

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expenses allocated to the Company by CMGI for enterprise services, rent and facilities, human resources and benefits, and Internet marketing and business development:

	Year Ended July 31
	2002	2001	2000
Enterprise services	$91	—	315
Rent and facilities	767	222	248
Human resources and benefits	394	3,638	1,507
Internet marketing and business development	1,154	1,238	585

The Company sells its products and services to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $18,453,000, $36,368,000, and $24,893,000 for the fiscal years ended July 31, 2002, 2001, and 2000, respectively. These related parties typically receive a 10% discount for services provided by the Company. The related cost of revenue is consistent with the costs incurred on similar transactions with unrelated parties.

The Company provides administrative services to CMGI and related entities as they relate to lease schedules for equipment ordered by NaviSite prior to October 22, 1999. These lease schedules include equipment leased for both NaviSite and CMGI, however, the majority of the equipment is used by NaviSite. As part of this agreement, CMGI provides administrative services for leases that include equipment for both NaviSite and CMGI under which CMGI or a related entity is the majority equipment user. The administrative services include the payment of the lessor’s monthly lease charges. In both cases, the entity providing the administrative services charges the other for the actual lease fees, however in all of these cases, CMGI bears all liability for the payment and NaviSite is not financially obligated under the leases.

(14)    Concentration of Credit Risk

Amounts included in the consolidated balance sheets for accounts receivable, debt to CMGI, accounts payable, accrued expenses and notes payable approximate their fair value due to their short maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral or other security against trade receivable balances; however, it does maintain an allowance for potential credit losses and such losses have been within management’s expectations.

For the fiscal year ended July 31, 2002, 31% ($18,453,000) of the Company’s revenue was earned from related parties. Four of these related parties accounted for 11%, 6%, 6% and 5% of revenue earned for the fiscal year ended July 31, 2002. For the fiscal year ended July 31, 2001, 35% ($36,368,000) of the Company’s revenue was earned from related parties. Four of these related parties accounted for 25%, 17%, 15%, and 14% of revenue earned for the fiscal year ended July 31, 2001. For the fiscal year ended July 31, 2000, 50% ($24,893,000) of the Company’s revenue was earned from related parties. Three of these related parties accounted for 12%, 10%, and 9% of revenue earned during the fiscal year ended July 31, 2000.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Selected Quarterly Financial Data (Unaudited)

Financial information for interim periods were as follows:

	Fiscal Year ended July 31, 2002
	Ql	Q2	Q3	Q4
Net revenue	$19,279	$15,674	$14,717	$9,752
Gross margin	(29,457)	(11,859)	4,552	(39,132)
Net loss	(44,340)	(26,779)	(2,044)	(48,531)
Net loss per share	(0.71)	(0.31)	(0.02)	(.53)

	Fiscal Year ended July 31, 2001
	Ql	Q2	Q3	Q4
Net revenue	$26,036	$27,698	$26,163	$22,829
Gross margin	(6,021)	(6,072)	(6,782)	(7,484)
Loss before cumulative effect of change in accounting principle	(23,084)	(31,910)	(29,325)	(34,382)
Cumulative effect of change in accounting principle	—	—	—	(4,295)
Net loss	(23,084)	(31,910)	(29,325)	(38,677)
Net loss per share before cumulative effect of change in accounting principle	(0.39)	(0.54)	(0.50)	(0.58)
Net loss per share	(0.39)	(0.54)	(0.50)	(0.65)

(a)
Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

(16)    Subsequent Events

On September 11, 2002, each of CMGI, Inc. (“CMGI”) and Hewlett-Packard Financial Services Company (“HPFS”) sold and transferred to ClearBlue Technologies, Inc. (“ClearBlue”), a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the “CMGI Agreement”), CMGI sold and transferred to ClearBlue 71,029,391 shares of NaviSite’s common stock, $0.01 par value per share (“NaviSite Common Stock”), representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 5,203,252 shares of NaviSite Common Stock and a convertible note with an aggregate principal amount outstanding of $10 million. The $10 million convertible note is convertible into approximately 38.5 million shares of the Companies common stock, under certain circumstances as defined.

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the “HPFS Agreement”), HPFS sold and transferred to ClearBlue 3,207,053 shares of NaviSite Common Stock, representing approximately 3.4% of the outstanding capital stock of NaviSite, and a convertible note with an aggregate principal amount outstanding of approximately $55 million. The $55 million convertible note is convertible into approximately 211.9 million shares of the Companies common stock, under certain circumstances as defined therein.

As a result of these transactions, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, approximately 79% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the notes it acquired from CMGI and HPFS as described above, ClearBlue would own approximately 94% of the outstanding capital stock of NaviSite. As a result of the change in ownership, the utilization of the federal and state tax net operating loss carryforwards of the Company will be severely limited pursuant to Internal Revenue Code Section 382.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the transaction, the agreement between NaviSite and CMGI whereby CMGI provided certain services for NaviSite, automatically expired. CMGI will continue to provide certain services to NaviSite as the Company transitions to a service agreement with ClearBlue. A service agreement with ClearBlue has not been finalized.

In September 2002, in exchange for the consent of 400 River Limited Partnership (the Landlord) to the transaction between ClearBlue, HPFS and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the Building). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, the Company will enter into a series of transactions (collectively, the Transactions) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building. As a result of the Transactions, the Company will reduce its total rented office space in the Building from 153,000 to 76,500 square feet. The reduced space profile will be at the same price per square foot and for the same term as prior to the Transactions. The Company will purchase the Building for $16,356,901 subject to the current mortgage of $10,856,901 and will pay the difference, $5,500,000, in cash at closing. $2,000,000 of that cash will be paid out of the cash on hand and the remaining $3,500,000 will be paid by allowing the Landlord to draw on the letter of credit that the Company tendered pursuant to the original lease. The cash deposit of $2,500,000 that the Company tendered pursuant to the original lease will also be released to the Landlord. Upon the closing of the purchase of the Building, NaviSite will sell the Building, along with leasehold improvements and certain furniture and fixtures, to Farm Associates Limited Partnership, an affiliate of the Landlord, for $10,857,400, in the form of the assumption of the mortage by Farm Associates Limited Partnership, and enter into the new lease agreement for the 76,500 rentable square feet in the Building as described above. In the event General American Life Insurance Company does not consent to the Transactions by November 12, 2002, NaviSite will not be obligated to enter into such Transactions.

In connection with an Assignment Agreement dated October 8, 2002 among NaviSite and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC (the “Agreement”), the Company acquired for $2.0 million approximately $16.4 million face value, 10% convertible senior notes due in 2006 of Interliant, Inc., a provider of managed services which filed a petition under Chapter 11 of Title 11 of the United States Code. The Company made this investment with the intention of participating in the reorganization of Interliant, Inc.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiary:

Under date of October 28, 2002, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended July 31, 2002, which are included in the Form 10-K for the year ended July 31, 2002. in connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The audit report on the consolidated financial statements of NaviSite, Inc. referred to above contains an explanatory paragraph that states that the Company’s recurring losses since inception and accumulated deficit, as well as other factors, raise substantial doubt about the entity’s ability to continue as a going concern. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Boston, Massachusetts
October 28, 2002

NAVISITE, INC. AND SUBSIDIARY

Valuation and Qualifying Accounts

Years ended July 31, 2002, 2001, and 2000

(In thousands)

	Balance at beginning of year	Additions charged to expense	Deductions from reserve	Other (1)	Balance at end of year
Year ended July 31, 2000:
Allowance for doubtful accounts	$262	1,069	(269)	158	$1,220
Year ended July 31, 2001:
Allowance for doubtful accounts	$1,219	11,948	(6,308)	—	$6,859
Year ended July 31, 2002:
Allowance for doubtful accounts	$6,859	3,490	(9,732)	—	$617

(1)	Represents allowance for doubtful accounts of ClickHear (acquired in fiscal 2000).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 of this Form 10-K is incorporated herein by reference to our Proxy Statement. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of NaviSite.”

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference to our Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated herein by reference to our Proxy Statement.

Item 14.    Controls and Procedures

Not applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of July 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended July 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended July 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended July 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statement

(a)(2) List of Schedules

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 2002	NAVISITE, INC.

	By:	/S/ PATRICIA GILLIGAN
Patricia Gilligan Chief Executive Officer

CERTIFICATIONS

I, Patricia Gilligan, certify that:

1.	I have reviewed this annual report on Form 10-K of NaviSite, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	/s/ PATRICIA GILLIGAN

Patricia Gilligan President and Chief Executive Officer (Principal Executive Officer)

I, Kevin H. Lo, certify that:

1.	I have reviewed this annual report on Form 10-K of NaviSite, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	/s/ KEVIN H. LO

Kevin H. Lo Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on October 29, 2002.

Signatures	Title	Date

/S/ PATRICIA GILLIGAN Patricia Gilligan	President and Chief Executive Officer (Principal Executive Officer)	October 29, 2002

/S/ KEVIN H. LO Kevin H. Lo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2002

Andrew Ruhan	Chairman of the Board	October 29, 2002

/S/ ARTHUR BECKER Arthur Becker	Director	October 29, 2002

/s/ GABRIEL RUHAN Gabriel Ruhan	Director	October 29, 2002

Index to Exhibits

Exhibit No.:	Description of Exhibit

2.1
Asset Assignment Agreement, dated December 28, 1998, among NaviSite Internet Services Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

2.2
Purchase Agreement, dated as of July 1, 1998, among NaviSite Internet Services Corporation, Neil Black, in his capacity as Managing Member of Servercast Communications, L.L.C. and all of the other members of Servercast Communications, L.L.C. individually, as named therein is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

2.3
Stock Purchase Agreement, dated as of February 16, 2000, by and among CMGI, Inc., ClickHear, Inc., the Stockholders of ClickHear, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 22, 2000.

2.4
Inter-Company Agreement, dated February 22, 2000, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated February 22, 2000.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

4.2
Series C Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Dell USA L.P. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

4.3
Series D Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Microsoft Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.1
Net Lease Agreement, dated as of March 20, 1997, by and between CMG Information Technologies, Inc. and Borland International, Inc., as amended by First Amendment dated June 1, 1998 is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.2
Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.3
Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.4
Secured Convertible Demand Note issued by the Registrant to CMGI, Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

1

10.5
Intellectual Property Security Agreement between the Registrant and CMGI, Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.6
Security Agreement between the Registrant and CMGI, Inc., dated as of May 1, 1999 is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

10.7(*)	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.8(*)	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.9(*)	1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.10(*)	Deferred Compensation Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.11
Form of Director Indemnification Agreement, as executed by Directors is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.12
Facilities and Administrative Agreement, dated as of October 27, 1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.13
Tax Allocation Agreement, dated as of October 27, 1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.14
Standard Form of Agreements, dated as of June 14, 1999, between the Registrant, as Owner, and XL Construction, as Design/Builder, for NaviSite, Inc. Zanker Road Data Center, San Jose, California is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.15
Cost Plus Fee Standard Form of Agreement, dated as of April 12, 1999, between the Registrant, as Tenant, and Gilbane Building Company, as Construction Manager is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 1999.

10.16
Irrevocable Standby Letter of Credit, dated as of December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2000.

10.17
Security Agreement and Assignment of Account, dated December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2000.

10.18
Common Stock Purchase Agreement, dated as of June 8, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2000.

10.20
Note and Warrant Purchase Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2000.

2

10.21
7.5% Convertible Subordinated Note due December 12, 2003 issued by the Registrant to CMGI, Inc., dated as of December 12, 2000, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2000.

10.22
Form of 7.5% Convertible Subordinated Note due December 12, 2003, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2000.

10.24
Subordination Agreement, dated as of December 12, 2000, by and between the Registrant and CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2000.

10.25
Common Stock Warrant No. 1, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2001.

10.26
Common Stock Warrant No. 2, dated as of December 15, 2000, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2001.

10.27
7.5% Convertible Subordinated Note due December 12, 2003, dated as of January 24, 2001, issued by the Registrant to CMGI, Inc. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2001.

10.28
Non-Competition Agreement, dated as of January 18, 2001, by and between the Registrant and John B. Muleta is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2001.

10.29
Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.30
Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.31
Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.32
Non-Statutory Stock Option Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.33
Form of Executive Retention Agreement by and between the Registrant and each of Patricia Gilligan and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.34
Form of Indemnification Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.35
Form of Amended and Restated Director Indemnification Agreement by and between the Registrant and each of Joel Rosen and David Wetherell is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

3

10.36
Form of Executive Non-Statutory Stock Option Agreement by and between the Registrant and each of Patricia Gilligan and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2001.

10.37
Form of Executive Retention Agreement by and between the Registrant and each of Kevin Lo and Wayne Whitcomb, dated October 17, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.38
Letter Amendment, dated November 8, 2001, to Transaction Agreement, dated as of October 29, 2001, by and among CMGI, Inc., AltaVista Company, Compaq Computer Corporation, Compaq Financial Services Corporation, Compaq Financial Services Company, Compaq Financial Services Canada Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.39
12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to Compaq Financial Services Corporation, dated November 8, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.40
12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to CMGI, Inc., dated November 8, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.41
Guarantee and Security Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, the guarantors party thereto and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.42
Amendment to and Restatement of the Investor Rights Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, CMGI, Inc., and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001.

10.43
Form of Executive Retention Agreement by and between the Registrant and Robert Poon, dated March 5, 2002, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2002.

10.44	Form of Purchase and Sales Agreement, dated , 2002, between 400 River Limited Partnership and the Registrant.

10.45	Form of Purchase and Sales Agreement, dated , 2002, between the Registrant and Farm Associates Limited Partnership.

10.46	Form of Letter Agreement, dated , between Farm Associates Limited Partnership and the Registrant.

10.47	Form of Lease, dated September , 2002, between Farm Associates Limited Partnership, as Landlord, and the Registrant, as Tenant.

10.48	Form of Lease Termination Agreement, dated , between 400 River Limited Partnership and the Registrant.

10.49	Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

4