Form 10-K/A
period 2002-07-31
NAVISITE INC
filed 2002-11-27
CIK 1084750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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
(Address of Principal Executive Offices)

(978) 682-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes  ☐    No  ☒

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

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 is being filed to add the information required to be set forth in Part III and for the purpose of filing Exhibit 10.50. Items 10, 11,12 and 13 of Part III and the Exhibit Index of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 29, 2002, are hereby amended and restated in their entirety as follows:

PART III

Item 10.    Directors and Executive Officers of the Registrant

The By-Laws of NaviSite provide that the number of directors shall be fixed from time to time by a majority of NaviSite’s Board of Directors (the “Board”). On September 11, 2002, the Board fixed the number of directors at four and elected each of Andrew Ruhan and Arthur Becker as a director to fill the two resulting vacancies on the Board. Messrs. David S. Wetherell and George A. McMillan resigned from the Board on October 2, 2002, leaving two active members and two vacancies on the Board. On October 24, 2002, Mr. Gabriel Ruhan was elected as a director, resulting in three active members and one vacancy on the Board. NaviSite presently has no independent directors as defined by Nasdaq Marketplace Rule 4310(c)(26)(B).

Biographical and certain other information concerning NaviSite’s directors is set forth below. Information with respect to the number of shares of NaviSite’s common stock, $0.01 par value per share (“NaviSite Common Stock”), beneficially owned by each director, as of November 15, 2002, appears below in the section entitled “Security Ownership of Certain Beneficial Owners and Management.” With the exception of Mr. Gabriel Ruhan, who is the brother of Mr. Andrew Ruhan, no director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Andrew Ruhan, age 40, has served as a director of NaviSite since September 11, 2002. Mr. Ruhan is Chief Executive Officer and a director of ClearBlue Technologies, Inc. (“ClearBlue”), a privately held managed service provider based in San Francisco, California. From 1998 to 2002, Mr. Ruhan was Chief Executive Officer of Global Switch Group, a data center company in Great Britain. Prior to 1998, Mr. Ruhan was a private investor.

Arthur Becker, age 52, has served as a director of NaviSite since September 11, 2002. Mr. Becker is Vice Chairman and a director of ClearBlue. For the past five years, Mr. Becker has been a private investor and since 1999, he has been a Managing Member of Madison Technologies LLC, a fund that is focused on finding and evaluating investment opportunities in technology and telecommunications companies.

Gabriel Ruhan, age 37, has served as a director of NaviSite since October 2002. Mr. Ruhan is a director of ClearBlue. From 1998 to 2002, Mr. Ruhan was Corporate Development Director of Global Switch Group, a data center company in Great Britain. Prior to 1998, Mr. Ruhan was a private investor.

During a portion of NaviSite’s fiscal year ended July 31, 2002, Messrs. Craig D. Goldman and Stephen D.R. Moore also served as directors of NaviSite, but they did not stand for reelection to the Board at NaviSite’s annual meeting of stockholders held on December 19, 2001 and have not served as directors of NaviSite since that date.

Biographical and certain other information concerning NaviSite’s executive officers is set forth below. Information with respect to the number of shares of NaviSite Common Stock beneficially owned by each executive officer, as of November 15, 2002, appears below in the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

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

Kevin H. Lo, age 29, has served as NaviSite’s Chief Financial Officer and Senior Vice President of Finance and Strategy since January 2002. From July 2001 to January 2002, he served as NaviSite’s Vice President of Products, Services and Business Development, and from January 2001 to January 2002, he served as NaviSite’s Chief Technology Officer. From October 2000 to January 2001, Mr. Lo served NaviSite as the Director of Utility Infrastructure Services. From August 1997 to October 2000, Mr. Lo served as Chairman and Chief Executive Officer at X-Collaboration Software Corporation, an application infrastructure provider of collaborative Web services. From September 1995 to August 1997, Mr. Lo was a Strategy Consultant at Bain & Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires NaviSite’s directors, officers and persons who own more than 10% of a registered class of NaviSite’s equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely upon review of copies of such reports, or other written representations from Reporting Persons, NaviSite believes that, during the fiscal year ended July 31, 2002, all Reporting Persons complied with all applicable requirements of Section 16(a) of the Exchange Act.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid during the fiscal years ended July 31, 2002, 2001 and 2000 to (i) NaviSite’s chief executive officer, and (ii) each of the other four most highly compensated executive officers whose total annual salary and bonuses for fiscal year 2002 exceeded $100,000 (collectively, the “Named Executive Officers”). In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	July 31,	Salary	Bonus		Securities Underlying Options		All Other Compensation
Patricia Gilligan(1)	2002	$262,724	$122,025	(2)	500,000		$2,921	(3)
Chief Executive Officer and President	2001	215,909	180,713	(4)	297,500	(5)	3,501	(3)
	2000	17,898			155,000		—

Kevin H. Lo(6)	2002	175,628	117,000	(7)	500,000		—
Chief Financial Officer and Senior Vice President of Finance and Strategy	2001	100,660	8,274		185,000	(5)	—

Wayne Whitcomb(8)	2002	165,218	47,588	(9)	75,000		—
Vice President of Research & Development and Information Systems/Information Technology

Stephen J. Kirchoff(10)	2002	137,782	10,050	(11)	500,000		17,435	(12)
Executive Vice President, Sales and Marketing

Robert C.B. Poon(13)	2002	112,269	27,538	(14)	250,000		1,830	(3)
Vice President of Service Delivery

(1)	Ms. Gilligan was appointed NaviSite’s Chief Executive Officer in July 2001. Prior to this appointment, Ms. Gilligan served as Chief Operating Officer of NaviSite since June 2000.
(2)	Includes $50,000 retention bonus paid on March 15, 2002 and $72,025 management incentive bonus paid on August 19, 2002.
(3)	Represents the amount of matching contributions made by NaviSite under CMGI’s 401(k) Plan.
(4)	Includes $125,000 retention bonus paid on July 31, 2001.
(5)	Includes options to purchase 100,000 shares of NaviSite Common Stock granted as part of a retention package with quarterly vesting over a two-year period.
(6)
Mr. Lo was appointed NaviSite’s Chief Financial Officer and Senior Vice President of Finance and Strategy in January 2002. Prior to his appointment, Mr. Lo served as NaviSite’s Vice President, Business Development, Marketing and Services since July 2001.

(7)	Includes $50,000 retention bonus, $25,000 of which was paid on December 14, 2001 and $25,000 of which was paid on March 15, 2002, and $67,000 management incentive bonus paid on August 19, 2002.
(8)
Mr. Whitcomb became an executive officer of NaviSite in November 2001. Mr. Whitcomb left the employ of NaviSite on September 6, 2002. In connection with his departure from NaviSite, Mr. Whitcomb received $91,528 in severance and release payments. These payments are not reflected above since they occurred in September 2002 and were unrelated to his compensation for the fiscal year ending July 31, 2002.

(9)	Includes $30,000 retention bonus, $15,000 of which was paid on December 14, 2001 and $15,000 of which was paid on March 15, 2002, and $17,588 management incentive bonus paid on August 19, 2002.

(10)
Mr. Kirchoff became an executive officer of NaviSite in December 2001. Mr. Kirchoff left the employ of NaviSite on August 30, 2002. In connection with his departure from NaviSite, Mr. Kirchoff received $55,000 in severance and release payments. In addition, on August 28, 2002, Mr. Kirchoff entered into an agreement with NaviSite whereby Mr. Kirchoff is performing strategic and marketing consulting services for up to two months for $30,000/month. These payments are not reflected above since they are unrelated to his compensation for the fiscal year ending July 31, 2002.

(11)	Includes $10,050 management incentive bonus paid on August 19, 2002.
(12)	Represents amounts paid for housing, airfare and auto rental.
(13)	Mr. Poon became an executive officer of NaviSite in December 2001.
(14)	Includes $5,000 signing bonus paid on January 25, 2002 and $22,538 management incentive bonus paid on August 19, 2002.

Option Grants During the Fiscal Year Ended July 31, 2002

The following table sets forth information regarding options to purchase NaviSite Common Stock granted to the Named Executive Officers during the fiscal year ended July 31, 2002. The exercise price per share of each option is equal to the fair market value of NaviSite Common Stock on the date of grant, as determined pursuant to NaviSite’s Amended and Restated 1998 Equity Incentive Plan. Potential realizable values set forth in the table are net of the exercise price, but before taxes associated with the exercise, and are based on the assumption that NaviSite Common Stock appreciates at the annual rate shown from the date of the grant until the expiration of the five-year option term. These numbers are calculated based on rules of the SEC and do not represent NaviSite’s estimate or projection of future stock prices. The actual amount a Named Executive Officer may realize, if any, will depend upon the future performance of NaviSite Common Stock, overall stock market conditions and the optionholder’s continued employment with NaviSite through the vesting period. Accordingly, the potential realizable values reflected in the table may not be achieved. NaviSite has never granted any stock appreciation rights.

STOCK OPTION GRANTS IN THE FISCAL YEAR ENDED JULY 31, 2002

	Individual Grants (1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (Per Share)	Expiration Date
						5%	10%
Patricia Gilligan	500,000	(1)	12.48%	$0.30	03/07/07	$39,417	$89,513
Kevin H. Lo	500,000	(1)	12.48	0.34	12/23/06	27,797	79,564
Wayne Whitcomb	75,000	(2)	1.87	0.26	03/20/07	4,427	10,689
Stephen J. Kirchoff	500,000	(1)	12.48	0.38	12/16/06	39,700	99,816
Robert C.B. Poon	100,000	(3)	2.49	0.42	01/06/07	11,597	25,624
	150,000	(2)	3.75	0.26	03/20/07	8,854	21,378

(1)
The term of each option is five years from the date of grant. With respect to each option grant, 25% of the option vests and becomes exercisable after the first year and the remaining 75% of the option vests and becomes exercisable in equal monthly installments over the 36 months thereafter. With respect to each option grant, 100% of the option vests and becomes exercisable in the event of a change in control and termination of employment within twelve months from such change in control.

(2)
The term of each option is five years from the date of grant. With respect to each option grant, each option vests and becomes exercisable 50% on the first anniversary of the grant date and the remaining 50% at the second anniversary of the grant date. With respect to each option grant, 100% of the option vests and becomes exercisable in the event of a change in control and termination of employment within twelve months from such change in control.

(3)
The term of each option is five years from the date of grant. With respect to each option grant, 25% of the option vests and becomes exercisable after the first year and the remaining 75% of the option vests and becomes exercisable in equal monthly installments over the 36 months thereafter.

Options Exercised During Fiscal Year Ended July 31, 2002

The following table sets forth information concerning options to purchase NaviSite Common Stock exercised by the Named Executive Officers during the fiscal year ended July 31, 2002, and the number and value of unexercised options to purchase NaviSite Common Stock held by the Named Executive Officers as of July 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at July 31, 2002		Value of Unexercised In-The- Money Options at July 31, 2002(1)
Name	Shares Acquired on Exercise (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patricia Gilligan	—	—	243,124	709,376	—	—
Kevin H. Lo	—	—	95,520	589,480	—	—
Wayne Whitcomb	—	—	17,708	107,292	—	—
Stephen J. Kirchoff	—	—	—	500,000	—	—
Robert C.B. Poon	—	—	—	250,000	—	—

(1)
The value of the unexercised in-the-money NaviSite options is calculated by multiplying the number of shares of NaviSite Common Stock underlying the options by the difference between $0.12, which was the closing price per share of NaviSite Common Stock on the Nasdaq SmallCap Market on July 31, 2002 and the applicable per share exercise price of the option.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

No Named Executive Officer has an employment agreement. Ms. Gilligan and Messrs. Lo and Poon each have retention agreements with NaviSite which provide for payments of $275,000, $200,000 and $100,000, respectively, upon a “change in control” and subsequent “termination” (other than for “cause”) or resignation based upon “good reason” (each as defined in the respective retention agreement of such individuals).

Compensation of Directors

In March 2002, after completing a review of director compensation for comparable companies, the Board agreed (i) to grant to independent directors upon initial election to the Board options to purchase 50,000 shares of NaviSite Common Stock and (ii) that any independent director be paid $1,500 per Board meeting attended. Additionally, independent directors of the Board will be granted an annual option to purchase 10,000 shares of NaviSite Common Stock on the anniversary of their election to the Board. The initial option grant of 50,000 shares vests monthly over three years (1/36 of number of shares vest monthly). The subsequent annual option grant of 10,000 shares vests monthly commencing on the 37th month of the date of grant (1/12th of the options vest monthly). NaviSite has had no independent directors since this policy was implemented in March 2002, so NaviSite has made no such payments to directors on its Board. Apart from the arrangements discussed above, NaviSite does not pay any cash compensation to members of its Board for their services as members of the Board, although directors are reimbursed for their reasonable travel expenses incurred in connection with attending Board and committee meetings. Directors who are also NaviSite officers or employees are eligible to participate in NaviSite’s Amended and Restated 1998 Equity Incentive Plan. Any director who is not also an officer or employee of NaviSite, any subsidiary of NaviSite or CMGI or ClearBlue is entitled to non-statutory option grants under NaviSite’s 1999 Stock Option Plan for Non-Employee Directors.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, the Compensation Committee consisted of Stephen D.R. Moore, Craig D. Goldman and David S. Wetherell from August 1, 2001 until December 19, 2001, and solely of Mr. Wetherell from December 19, 2001 until October 2, 2002. Mr. Wetherell is the Chairman of CMGI, with whom NaviSite had a significant relationship. The Compensation Committee currently consists of Messrs. Andrew Ruhan and Becker, and Mr. Ruhan serves as chairman. Both Messrs. Ruhan and Becker are officers and directors of ClearBlue, with whom NaviSite has a significant relationship. These relationships and certain transactions between NaviSite and CMGI and its affiliates and ClearBlue are more fully discussed below in the section of this Information Statement entitled “Certain Relationships and Related Transactions.” No member of the Compensation Committee is currently nor has been at any time an officer or employee of NaviSite or any subsidiary of NaviSite.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and  Related Stockholder Matters

Equity Compensation Plans

The following table provides information about the securities authorized for issuance under NaviSite’s equity compensation plans as of July 31, 2002:

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,792,010		$9.96	6,549,234	(1)
Equity compensation plans not approved by security holders	283,991	(2)	$8.63	756,009	(3)

Total	7,076,001		$9.90	7,305,243	(1)(3)

(1)
Includes 250,000 shares of NaviSite Common Stock issuable under NaviSite’s 1998 Director Stock Option Plan, 500,000 shares of NaviSite Common Stock issuable under NaviSite’s 1999 Director Stock Option Plan, 5,799,094 shares of NaviSite Common Stock issuable under NaviSite’s 1998 Equity Incentive Plan and 140 shares of NaviSite Common Stock issuable under NaviSite’s 1999 Employee Stock Purchase Plan.

(2)
Includes 243,991 shares of NaviSite Common Stock issuable under NaviSite’s 2000 Stock Option Plan and 40,000 shares of NaviSite Common Stock issuable upon exercise of option grants issued outside of existing plans to certain directors at an average exercise price of $9.04. These stock options were fully vested on the grant date and have a contractual life of 10 years.

(3)	Includes 756,009 shares of NaviSite Common Stock issuable under NaviSite’s 2000 Stock Option Plan.

In November 2000, NaviSite’s Board adopted and approved the 2000 Stock Option Plan. Under the Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s employees, other than those who are also officers or directors, and NaviSite’s consultants and advisors, as defined, up to a maximum number of shares of NaviSite Common Stock not to exceed 1,000,000 shares. The Board administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period.

NaviSite’s Board appointed a Special Committee in June 2000, consisting solely of Mr. Stephen D.R. Moore, an independent director, to consider and act on matters related to the independent negotiation and valuation of any proposed investment by CMGI in NaviSite. In connection with his service on the Special Committee, Mr. Moore received an option grant on June 8, 2000 of 5,000 shares, fully vested with an exercise price of $54.125 per share. The Board appointed another Special Committee in September 2000, consisting of Messrs. James F. Moore and Stephen D.R. Moore, both independent directors, to consider and act on matters related to potential strategic transactions and to assist in the independent negotiation and valuation of any proposed investment by CMGI in NaviSite. Members of the Special Committee each received option grants of 7,500 shares of NaviSite Common Stock, fully vested with an exercise price of $3.5625 per share, on November 28, 2000, and option grants of 10,000 shares of NaviSite Common Stock, fully vested with an exercise price of $1.875 per share, on February 23, 2001. Mr. James F. Moore resigned as a director of NaviSite effective August 20, 2001, and Mr. Stephen D.R. Moore did not stand for re-election at the NaviSite annual meeting of stockholders held on December 19, 2001.

Security	Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of November 15, 2002, with respect to the beneficial ownership of NaviSite Common Stock by the following:

•	each person known by NaviSite to beneficially own more than 5% of the outstanding shares of NaviSite Common Stock;

•	each of NaviSite’s directors;

•	each of the Named Executive Officers (as defined above under the heading “Executive Compensation”); and

•	all of the Named Executive Officers and directors as a group.

For purposes of the following tables, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes to the respective tables, NaviSite believes that each person or entity named in the tables has sole voting and investment power with respect to all shares of NaviSite Common Stock shown as beneficially owned by them, subject to applicable community property laws.

The percentage ownership of NaviSite Common Stock of each person or entity named in the following table is based on 96,999,250 shares of NaviSite Common Stock outstanding as of November 15, 2002. Shares of NaviSite Common Stock issuable under options that are currently exercisable or exercisable within 60 days after November 15, 2002 (“Presently Exercisable Options”) are deemed outstanding and are included in the number of shares beneficially owned by a person named in the table and are used to compute the percentage ownership of that person. These shares are not, however, deemed outstanding for computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each person listed in the table is c/o NaviSite, Inc., 400 Minuteman Road, Andover, Massachusetts 01810.

	NaviSite Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding
5% Stockholders
ClearBlue Technologies, Inc.(1)	333,049,187	94.47%
100 First Street
Suite 2000 San Francisco, CA 94105

Directors and Named Executive Officers

Patricia Gilligan(2)	310,364	*
Kevin H. Lo(3)	261,458	*
Robert C.B. Poon(4)	25,000	*
Andrew Ruhan(5)	0	*
Arthur Becker(6)	0	*
Gabriel Ruhan	0	*
All executive officers and directors as a group (6 persons)(5)(6)(7)(8)	596,822	*

*	Percentage is less than 1% of the total number of outstanding shares of NaviSite Common Stock.
(1)
Includes warrants for 5,203,252 shares of NaviSite Common Stock exercisable at between $5.77 per share and $6.92 per share previously held by CMGI, Inc. (the “Warrants”); 211,897,436 shares of NaviSite Common Stock issuable upon conversion of a 12% convertible, senior secured note of NaviSite representing an aggregate principal amount of approximately $55 million (the “Former HPFS Note”); 38,461,538 shares of NaviSite Common Stock issuable upon conversion of a 12% convertible, senior secured note of NaviSite representing an aggregate principal amount of $10 million (the “Former CMGI Note” and, collectively with the Former HPFS Note, the “Notes”). The Notes were previously held by CMGI and HPFS before being transferred to ClearBlue on September 11, 2002. The Notes require payment of interest only, at 12% per annum, for the first three years from the original date of issuance (November 8, 2001) and then repayment of principal and interest, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At NaviSite’s option, NaviSite may make interest payments (i) 100% in shares of NaviSite Common Stock, in the case of amounts owed under the Former CMGI Note, through December 2007 and (ii) approximately 16.67% in shares of NaviSite Common Stock, in the case of amounts owed under the Former HPFS Note, through December 2003. In the event NaviSite’s revenues are less than as currently anticipated by NaviSite, ClearBlue has stated that it will waive or defer the interest payments on the Notes. In addition, the payment of interest in NaviSite Common Stock requires that NaviSite be listed for trading on the Nasdaq National Market. On May 10, 2002, NaviSite applied to transfer voluntarily to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved NaviSite’s transfer application and the NaviSite Common Stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002. As a result of NaviSite’s transfer to the Nasdaq SmallCap Market, NaviSite was required to make 100% of the interest payments in cash or receive a waiver from the holders of the Notes for the Nasdaq National Market requirement. On October 10, 2002, NaviSite received a waiver from ClearBlue permitting the payment of interest to be made in the form of NaviSite Common Stock consistent with NaviSite’s listing on the Nasdaq SmallCap Market and waiving any noncompliance of timely payments of interest or principal. The Notes are secured by substantially all of the assets of NaviSite and cannot be prepaid. The principal balances may be converted into NaviSite Common Stock at the option of the holders at any time prior to or at maturity at a conversion rate of $0.26 per share. Holders of the Notes are entitled to both demand and “piggyback” registration rights, and the holder of the Former HPFS Note is entitled to anti-dilution protection under certain circumstances.

(2)	Includes 310,364 shares of NaviSite Common Stock issuable upon the exercise of Presently Exercisable Options.
(3)	Includes 261,458 shares of NaviSite Common Stock issuable upon the exercise of Presently Exercisable Options.
(4)	Includes 25,000 shares of NaviSite Common Stock issuable upon the exercise of Presently Exercisable Options.
(5)
Excludes 333,049,187 shares of NaviSite Common Stock owned by ClearBlue (including shares issuable upon exercise of the Warrants and upon conversion of the Notes), with respect to which Mr. A. Ruhan disclaims beneficial ownership.

(6)
Excludes 333,049,187 shares of NaviSite Common Stock owned by ClearBlue (including shares issuable upon exercise of the Warrants and upon conversion of the Notes), with respect to which Mr. Becker disclaims beneficial ownership.

(7)
Excludes 333,049,187 shares of NaviSite Common Stock owned by ClearBlue (including shares issuable upon exercise of the Warrants and upon conversion of the Notes), with respect to which Mr. G. Ruhan disclaims beneficial ownership.

(8)	Includes 596,822 shares of NaviSite Common Stock issuable upon the exercise of Presently Exercisable Options.

Item 13.    Certain Relationships and Related Transactions

Change in Control by ClearBlue Technologies, Inc.

On September 11, 2002, each of CMGI, Inc. (“CMGI”) and Hewlett-Packard Financial Services Company (“HPFS”) sold and transferred to ClearBlue the following equity and debt interests in NaviSite:

•
Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the “CMGI Agreement”), CMGI sold and transferred to ClearBlue 71,029,391 shares of NaviSite Common Stock, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase

5,203,252 shares of NaviSite Common Stock and a convertible note with an aggregate principal amount outstanding of $10 million; and

•
Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the “HPFS Agreement”), HPFS sold and transferred to ClearBlue 3,207,053 shares of NaviSite Common Stock, representing approximately 3.4% of the outstanding capital stock of NaviSite, and a convertible note with an aggregate principal amount outstanding of approximately $55 million.

The following is a summary of the CMGI Agreement and the HPFS Agreement (the “Agreements”). For more information, please see complete copies of the Agreements, which are exhibits to ClearBlue’s Schedule 13D as filed with the SEC on September 18, 2002.

On September 11, 2002, ClearBlue and CMGI entered into the CMGI Agreement. Under the terms of the CMGI Agreement, (a) CMGI transferred to ClearBlue 71,029,391 shares of NaviSite Common Stock and the Warrants, (b) CMGI transferred to ClearBlue the Former CMGI Note and (c) ClearBlue transferred to CMGI 131,579 shares of ClearBlue common stock, representing approximately 2% of the issued and outstanding equity of ClearBlue after giving effect to the transactions with HPFS and CMGI described herein.

On September 11, 2002, ClearBlue and HPFS entered into the HPFS Agreement. Under the terms of the HPFS Agreement (a) HPFS transferred to ClearBlue 3,207,053 shares of NaviSite Common Stock, (b) HPFS transferred to ClearBlue the Former HPFS Note and assigned to ClearBlue, which ClearBlue assumed, that certain Guarantee and Security Agreement and related agreements, including all rights thereunder, and (c) ClearBlue transferred to HPFS 1,447,368 shares of ClearBlue common stock, representing approximately 22% of the issued and outstanding equity of ClearBlue after giving effect to the transactions with HPFS and CMGI described herein.

As a result of the transactions contemplated by the CMGI Agreement and the HPFS Agreement and subsequent interest payments made by NaviSite to ClearBlue pursuant to the Former CMGI Note and Former HPFS Note, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, 333,049,187 shares of NaviSite Common Stock, assuming full conversion of the Notes and exercise of the Warrants, which represents 94.47% of outstanding NaviSite Common Stock.

After the consummation of these transactions on September 11, 2002, NaviSite’s Board, which previously had consisted of David S. Wetherell and George A. McMillan, fixed the size of the Board at four and elected Andrew Ruhan and Arthur Becker to the Board to fill the two vacancies created by the increase in the size of the Board. Mr. Wetherell is the Chairman of CMGI, and Mr. McMillan is the President and Chief Executive Officer of CMGI. As a result of CMGI’s reduction in ownership of NaviSite, Messrs. Wetherell and McMillan resigned from the Board on October 2, 2002, and these resignations caused a change in the majority of the Board. On October 24, 2002, Mr. Gabriel Ruhan was elected as a director, resulting in three active members and one vacancy on the Board. At present, all of NaviSite’s Board members are officers or directors of ClearBlue.

Real Estate Lease Restructuring

In September 2002, in exchange for the consent of 400 River Limited Partnership (the “Landlord”) to the transaction between ClearBlue, HPFS and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the “Building”). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, NaviSite will enter into a series of transactions (collectively, the “Transactions”) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building. As a result of the Transactions, NaviSite will reduce its total rented office space in the Building from 153,000 to 76,500 square feet. The reduced space profile will be at the same price per square foot and for the same term as prior to the Transactions. NaviSite will purchase the Building for $16,356,901 subject to the current mortgage of $10,856,901 and will pay the difference, $5,500,000, in cash at closing. $2,000,000 of that cash will be paid out of the cash on hand at NaviSite and the remaining $3,500,000 will be paid by allowing the Landlord to draw on the letter of credit that NaviSite tendered pursuant to the original lease. The cash deposit of $2,500,000 that NaviSite tendered pursuant to the original lease will also be released to the Landlord. Upon the closing of the purchase of the Building, NaviSite will sell the Building, along with its leasehold improvements and certain furniture and fixtures, to Farm Associates Limited Partnership, an affiliate of the Landlord, for $10,857,400, in the form of the assumption of the mortgage by Farm Associates Limited Partnership, and enter into the new lease agreement for the 76,500 rentable square feet in the Building as described above. On November 12, 2002, NaviSite, ClearBlue, the Landlord and Farm Associates Limited Partnership mutually agreed to extend the closing date for the Transactions until January 31, 2003, subject to all conditions to closing then being satisfied.

Relationships and Transactions Between NaviSite and CMGI

Immediately prior to consummation of the transactions contemplated by the CMGI Agreement, CMGI owned 71,029,391 shares of NaviSite Common Stock, the Warrants and the Former CMGI Note. Mr. McMillan serves as President and Chief Executive Officer and a member of the Board of Directors of CMGI. Mr. Wetherell serves as Chairman of the Board and Secretary of CMGI. The following is a summary of the material arrangements and transactions between NaviSite and CMGI or CMGI’s affiliates.

NaviSite-CMGI Intercompany Indebtedness

On August 19, 2002, NaviSite settled its intercompany liability to and receivable from CMGI, as of May 31, 2002, for $3.2 million. The $3.2 million was remitted to CMGI in August 2002. The net intercompany liability consisted of equipment lease charges, facilities and administrative support expenses, employee-related expenses and amounts paid directly by CMGI on NaviSite’s behalf.

Leases, Construction Contracts and CMGI Guarantees

In connection with NaviSite’s real property lease for a facility located in California, CMGI provided NaviSite’s landlord with a guarantee of all of NaviSite’s obligations under the lease.

Certain of the equipment that NaviSite uses or provides to its customers for their use in connection with NaviSite’s services is provided under leases executed or guaranteed by CMGI. Since NaviSite’s initial public offering in October 1999, CMGI has ceased to guarantee new leases, and accordingly, NaviSite or NaviSite’s customers must obtain this equipment from third parties without a CMGI guarantee.

Debt Financings

On October 29, 2001, NaviSite entered into an agreement with CMGI, HPFS and certain affiliates of HPFS pursuant to which NaviSite received a total of approximately $65 million in financing from HPFS and CMGI. Under the terms of the agreement and this financing, the parties thereto agreed to the following:

•
NaviSite received $20 million and $10 million in cash from HPFS and CMGI, respectively, and NaviSite purchased $35 million of equipment from HPFS leased by NaviSite under operating lease agreements expiring through 2003 in exchange for the Former HPFS Note and the Former CMGI Note. The Former HPFS Note also allows NaviSite to finance past due lease payments, the sales tax on the equipment purchased and the outright purchase of the equipment. The notes bear interest at 12% and require payment of interest only for the first three years from the date of issuance. At NaviSite’s option, NaviSite may make interest payments (i) 100% in shares of NaviSite Common Stock through December 2007, in the case of the Former CMGI Note, and (ii) approximately 16.67% in shares of NaviSite Common Stock, through December 2003, in the case of the Former HPFS Note. Principal and interest payments are due on a straight line basis commencing in year four until maturity on December 31, 2007. The convertible notes are secured by substantially all assets of NaviSite and cannot be prepaid. The principal balances may be converted into NaviSite Common Stock at the option of the holders at any time prior to maturity at a conversion rate of $0.26 per share.

•
CMGI also agreed to convert its $80 million in aggregate principal amount, plus accrued interest, outstanding under certain 7.5% convertible subordinated notes due on December 12, 2003 into approximately 14.7 million shares of NaviSite Common Stock. In addition, CMGI agreed to convert approximately $16.2 million in other intercompany indebtedness due by NaviSite to CMGI into approximately 9.9 million shares of NaviSite Common Stock. These notes were converted on November 8, 2001.

Holders of the convertible notes are entitled to both demand and “piggyback” registration rights, and the holder of the Former HPFS Note is entitled to anti-dilution protection under certain circumstances. The agreement with HPFS and CMGI also contains certain restrictive covenants, including, but not limited to, limitations on the issuance of additional debt, the sale of equity securities to affiliates and certain acquisitions and dispositions of assets.

Pursuant to the HPFS Agreement and the CMGI Agreement, the Former HPFS Note and the Former CMGI Note were transferred to ClearBlue. ClearBlue has stated that it will waive or defer the interest payments on the Notes in the event NaviSite’s revenues are less than as currently anticipated by NaviSite. In addition, the payment of interest in NaviSite Common Stock requires that NaviSite be listed for trading on the Nasdaq National Market. On May 10, 2002, NaviSite applied to transfer voluntarily to the Nasdaq SmallCap Market. On June 4, 2002, Nasdaq approved NaviSite’s transfer application and the NaviSite Common Stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 10, 2002. As a result of NaviSite’s transfer to the Nasdaq SmallCap Market, NaviSite was required to make 100% of the interest payments in cash or receive a waiver from the holders of the Notes for the Nasdaq National Market requirement. On October 10, 2002, NaviSite received a waiver from ClearBlue permitting the payment of interest to be made in the form of NaviSite Common Stock consistent with NaviSite’s listing on the Nasdaq SmallCap Market and waiving any noncompliance of timely payments of interest or principal.

Facilities and Administrative Support Agreement

Upon completion of NaviSite’s initial public offering, NaviSite entered into a facilities and administrative support agreement with CMGI under which CMGI provides various services to NaviSite, including employee benefit administration, health and dental insurance, enterprise IT services and resources, including human resources, Internet marketing and business development.

The fees payable by NaviSite for the availability of services were typically determined through an allocation of CMGI’s costs based upon the proportion of NaviSite’s employee headcount to the total headcount of CMGI and other CMGI affiliates using the same services. Under the facilities and administrative support agreement, NaviSite paid CMGI a monthly fee reflecting the cost of the services provided by CMGI based on the total number of NaviSite’s employees and consultants on the last day of that month.

The initial term of this agreement was one year from the date of NaviSite’s initial public offering, with automatic renewals at the end of the initial term and each renewal term for successive one-year periods. Either party is permitted to terminate the facilities and administrative support agreement upon prior written notice. During the last fiscal year, NaviSite received services from CMGI under the facilities and administrative support agreement and incurred lease charges related to CMGI-leased equipment utilized by NaviSite. The related liability for the services and lease charges was settled as follows: $2.3 million was converted into NaviSite Common Stock on November 8, 2001, $2.1 million was netted against amounts due NaviSite by CMGI and $3.9 million was settled in cash payments subsequent to NaviSite’s last fiscal year end.

The facilities and administrative support agreement automatically terminated on September 11, 2002 as a result of the consummation of the transactions contemplated by the CMGI Agreement, however CMGI agreed to continue to provide certain services requested by NaviSite under the facilities and administrative support agreement until September 30, 2002. NaviSite and CMGI now settle all liabilities and receivables in cash on a gross basis.

Tax Allocation Agreement

Upon completion of NaviSite’s initial public offering, NaviSite entered into a tax allocation agreement with CMGI to allocate responsibilities, liabilities and benefits relating to taxes. NaviSite is required to pay its share of income taxes shown as due on any consolidated, combined or unitary tax returns filed by CMGI for tax periods ending on or before or including the date as of which NaviSite will no longer be a member of CMGI’s group for federal, state or local tax purposes, as the case may be. CMGI indemnifies NaviSite against liability for all taxes in respect of consolidated, combined or unitary tax returns for periods as to which CMGI is filing group returns which include NaviSite. Accordingly, any redetermined tax liabilities for those periods will be the responsibility of CMGI, and any refunds or credits of taxes attributable to NaviSite or NaviSite’s subsidiaries in respect of consolidated, combined or unitary tax returns for those periods will be for the account of CMGI. NaviSite is responsible for filing any separate tax returns for any taxable period and is responsible for any tax liabilities, and entitled to any refunds or credits of taxes, with respect to separately filed tax returns. NaviSite is required to indemnify CMGI against any tax liability with respect to separately filed tax returns.

Neither CMGI nor NaviSite has any obligation to make any payment to the other party for the use of the other party’s tax attributes, such as net operating losses. However, if one party realizes a windfall tax benefit because of an adjustment to items on the other party’s tax return, the party that realizes the windfall tax benefit is required to pay to the other party the actual incremental tax savings it has realized. For example, if an expense deducted by CMGI for a period prior to the closing date were disallowed and required to be capitalized by NaviSite for a period after the closing date, thereby generating future depreciation deductions to NaviSite, NaviSite would be required to pay to CMGI any incremental tax savings as a result of the depreciation deductions when those tax savings are actually realized by NaviSite.

Each of NaviSite and CMGI has control of any audit, appeal, litigation or settlement of any issue raised with respect to a tax return for which it has filing responsibility. Payments of claims under the agreement must be made within 30 days of the date that a written demand for the claim is delivered. Interest accrues on payments that are not made within 10 days of the final due date at the rate applicable to underpayments of the applicable tax. Any dispute concerning the calculation or basis of determination of any payment provided under the tax allocation agreement will be resolved by a law firm or “big four” accounting firm selected and paid for jointly by the parties.

Investor Rights Agreement

Upon completion of NaviSite’s initial public offering, NaviSite entered into an investor rights agreement with CMGI under which NaviSite granted CMGI registration rights and rights to purchase shares of NaviSite Common Stock to maintain CMGI’s majority ownership. This agreement was amended and restated on November 8, 2001 in connection with the HPFS and CMGI financing. Under the amended and restated agreement, CMGI and HPFS have the right to demand that NaviSite register on Form S-1 or Form S-3 (or any successor forms) the sale under the Securities Act of all or part of their shares of NaviSite Common Stock having an aggregate value of at least $2.5 million. NaviSite is not required to effect more than five registrations initiated by CMGI or more than ten registrations initiated by HPFS. CMGI and HPFS also are entitled to include shares of NaviSite Common Stock in a registered offering by NaviSite of NaviSite’s securities for NaviSite’s own account, subject to the underwriters’ right to reduce the number of included shares. NaviSite will pay all costs associated with its registration of shares pursuant to this agreement, other than underwriting discounts and commissions and various other expenses. In connection with the consummation of the transactions contemplated by the HPFS Agreement and the CMGI Agreement, ClearBlue is entitled to the rights and obligations of HPFS and CMGI under the investor rights agreement.

Other Transactions with CMGI and its Affiliates

NaviSite has agreements with certain CMGI affiliates under which NaviSite provides these affiliates with Web site and Internet application hosting services, together with enhanced server management for both Web sites and Internet applications and specialized application management services. NaviSite also rents sophisticated software applications to a number of these affiliates and provides consulting services to each of these affiliates on an as-needed basis.

NaviSite’s existing service agreements with CMGI affiliates are routine commercial transactions entered into in the ordinary course of NaviSite’s business. NaviSite anticipates that it may continue to enter into routine commercial transactions with CMGI and its affiliates in the future. Currently, however, NaviSite has no right-of-first-refusal arrangements, business opportunity allocation agreements or other material contractual arrangements or understandings with CMGI or any of its affiliates regarding the continued sale of NaviSite’s services to CMGI or its affiliates.

In general, in pricing the services provided to CMGI and its affiliates, NaviSite has: negotiated the services and levels of service to be provided; calculated the price of the services at those service levels based on NaviSite’s then-current, standard prices; and discounted these prices by 10%. This pricing policy is not dictated by or provided for in any contractual arrangement. The discounts NaviSite provides to CMGI and its affiliates, which also are available to industry partners and other parties engaged in co-marketing or referral arrangements with NaviSite, are afforded to CMGI and, at CMGI’s direction, its affiliates because of CMGI’s customer referral relationship with NaviSite. Although there are no agreements to this effect between NaviSite and CMGI, NaviSite expects both its customer referral relationship with CMGI and the discounted pricing for services provided to CMGI and its affiliates to continue. Pursuant to the CMGI Agreement, CMGI agreed to negotiate in good faith and to use best efforts to cause certain of its affiliates to negotiate in good faith to enter into new web hosting agreements with NaviSite upon the expiration of their respective current web hosting agreements. Such new agreements are to be on commercially reasonable terms at prevailing market rates at the time of negotiation based on the needs of CMGI and such affiliates.

NaviSite derived revenues of approximately $3.5 million during the last fiscal year from CMGI and approximately $15.0 million during the last fiscal year from the subsidiaries and affiliates of CMGI.

Compaq Financial Services Corporation

NaviSite has entered into a Master Lease and Financing Agreement with Compaq Financial Services Corporation (now known as Hewlett-Packard Financial Services Company, which is referred to herein as HPFS), pursuant to which HPFS may lease equipment and computer software programs to NaviSite and provide financing for license fees related to computer software programs and other services. As of October 31, 2001, NaviSite’s outstanding balance under the agreement was approximately $27 million. On November 8, 2001, NaviSite purchased certain equipment previously leased from HPFS, by issuing a note payable in the face amount of approximately $35 million. HPFS and CMGI also loaned NaviSite $20 million and $10 million, respectively, in cash. In exchange for the cash infusion, NaviSite issued notes payable in the face amounts of $20 million and $10 million to HPFS and CMGI, respectively, making the total notes payable issued by NaviSite to HPFS and CMGI, approximately $55 million and $10 million, respectively.

The notes require payment of interest only, at 12% per annum, for the first three years from the date of issuance and then repayment of interest and principal, on a straight-line basis, over the next three years until maturity on the sixth anniversary of the date of issuance. At NaviSite’s option, it may make interest payments (i) 100% in shares of NaviSite Common Stock, in the case of amounts owed under the Former CMGI Note, through December 2007 and (ii) approximately 16.67% in shares of NaviSite Common Stock, in the case of amounts owed under the Former HPFS Note, through December 2003. The principal balance is convertible into NaviSite Common Stock at the option of the holders at any time prior to or at maturity at a rate of $0.26 per share. CMGI also converted its $80 million in aggregate principal amount of notes receivable from NaviSite, plus the accrued interest thereon, into approximately 14.7 million shares of NaviSite Common Stock. CMGI also converted approximately $16.2 million in other amounts receivable from NaviSite into approximately 9.9 million shares of NaviSite Common Stock.

These notes were transferred to ClearBlue on September 11, 2002 as described above in the section entitled “Debt Financings.”

Compaq Computer Corporation

On March 25, 2002, NaviSite entered into a strategic alliance agreement with Compaq Computer Corporation (Compaq), now a wholly owned subsidiary of Hewlett-Packard Company (HP). HPFS is also a wholly owned subsidiary of HP and, at the time NaviSite entered into the strategic alliance agreement, HPFS was the holder of the Former HPFS Note. The strategic alliance agreement provides for NaviSite and Compaq to commit resources as appropriate to collaborate with one another to develop mutually agreed products and services solutions, to generate new strategic business opportunities for both Compaq and NaviSite and to capitalize on joint regional sales efforts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

November 26, 2002	NAVISITE, INC.

	By:	/S/ PATRICIA GILLIGAN
Patricia Gilligan Chief Executive Officer

CERTIFICATIONS

I, Patricia Gilligan, certify that:

1.	I have reviewed this annual report on Form 10-K/A of NaviSite, Inc.; and

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: November 26, 2002	/s/ PATRICIA GILLIGAN

Patricia Gilligan President and Chief Executive Officer (Principal Executive Officer)

I, Kevin H. Lo, certify that:

1.	I have reviewed this annual report on Form 10-K/A of NaviSite, Inc.; and

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: November 26, 2002	/s/ KEVIN H. LO

Kevin H. Lo Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit No.:	Description of Exhibit

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

10.44
Form of Purchase and Sales Agreement, dated                 , 2002, between 400 River Limited Partnership and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.45
Form of Purchase and Sales Agreement, dated                 , 2002, between the Registrant and Farm Associates Limited Partnership, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.46
Form of Letter Agreement, dated                 , between Farm Associates Limited Partnership and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.47
Form of Lease, dated September     , 2002, between Farm Associates Limited Partnership, as Landlord, and the Registrant, as Tenant, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.48
Form of Lease Termination Agreement, dated                 , between 400 River Limited Partnership and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.49
Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

4

10.50(*)	2000 Stock Option Plan.

21.1(**)	Subsidiaries of the Registrant.

23.1(**)	Consent of KPMG LLP.

99.1(**)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.
(**)	Previously filed.

5