Form 10-Q
period 2002-10-31
NAVISITE INC
filed 2002-12-16
CIK 1084750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number: 0-27597

NAVISITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

(978) 946-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 12, 2002 there were 180,806,461 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2002

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/2002	07/31/2002
	(unaudited)
	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$13,100	$21,842
Accounts receivable, less allowance for doubtful accounts of $635 and $617 at October 31, 2002 and July 31, 2002, respectively	4,442	3,553
Due from CMGI and affiliates	—	3,724
Prepaid expenses and other current assets	2,690	3,292
Assets held for sale	1,141	1,022

Total current assets	21,373	33,433
Property and equipment, net	10,157	12,412
Other assets	5,768	3,839
Restricted cash	3,850	3,850

Total assets	$41,148	$53,534

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Capital lease obligations, current portion	$2,187	$2,123
Due to CMGI	—	3,241
Accounts payable	1,561	1,803
Accrued expenses	7,353	7,932
Deferred revenue	880	1,619
Customer deposits	230	199

Total current liabilities	12,211	16,917
Capital lease obligations, less current portion	212	378
Convertible notes payable, net	29,469	27,695

Total liabilities	41,892	44,990

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at October 31, 2002 and July 31, 2002	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 95,610 and 93,723 shares at October 31, 2002 and July 31, 2002, respectively	956	937
Additional paid-in capital	345,204	344,945
Accumulated deficit	(346,904)	(337,338)

Total stockholders’ equity (deficit)	(744)	8,544

Total liabilities and stockholders’ equity (deficit)	$41,148	$53,534

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	10/31/2002	10/31/2001
	(In thousands, except per share data)
	(unaudited)
Revenue:
Revenue	$6,905	$13,483
Revenue, related parties	1,310	5,796

Total revenue	8,215	19,279
Cost of revenue	9,751	21,377
Impairment of long-lived assets	—	27,359

Total cost of revenue	9,751	48,736

Gross deficit	(1,536)	(29,457)
Operating expenses:
Product development	382	1,977
Selling and marketing	1,027	2,636
General and administrative	2,888	6,835

Total operating expenses	4,297	11,448

Loss from operations	(5,833)	(40,905)
Other income (expense):
Interest income	273	164
Interest expense	(3,765)	(3,609)
Other income (expense), net	(241)	10

Net loss	$(9,566)	$(44,340)

Basic and diluted net loss per common share	$(0.10)	$(0.71)

Basic and diluted weighted average number of common shares outstanding	94,057	62,073

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	10/31/2002	10/31/2001
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,566)	$(44,340)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,948	5,363
Amortization of beneficial conversion feature to interest expense	1,773	—
Interest on debt paid in stock	276	1,500
Impairment of long-lived assets	—	27,359
Loss on disposal of assets	166	—
Provision for bad debts	14	1,750
Amortization of interest related to stock warrants issued with notes to CMGI	—	1,076
Changes in operating assets and liabilities:
Accounts receivable	2,821	(1,978)
Prepaid expenses and other current assets	(230)	(28)
Other assets	35	(504)
Due to CMGI	(3,241)	2,390
Accounts payable	(242)	(3,899)
Customer deposits	31	38
Accrued expenses and deferred revenue	(759)	1,762

Net cash used for operating activities	(6,974)	(9,511)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(842)
Purchase of debt securities	(1,963)	—
Proceeds from the sale of equipment	307	—
Restricted cash	—	602

Net cash used for investing activities	(1,666)	(240)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	21
Payment of capital lease obligations	(102)	(42)
Payments of software vendor obligations	—	(221)

Net cash used for financing activities	(102)	(242)

Net decrease in cash	(8,742)	(9,993)
Cash, beginning of period	21,842	22,214

Cash, end of period	$13,100	$12,221

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,451	$19

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite or the Company) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on October 29, 2002.

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

Through September 10, 2002, the Company was a majority owned subsidiary of CMGI, Inc. (CMGI). On September 11, 2002, CMGI sold its equity and convertible debt interests in NaviSite to ClearBlue Technologies, Inc. (ClearBlue) (see note 10). For the period August 1, 2002 through September 11, 2002, NaviSite classified revenue from CMGI and CMGI affiliates as revenue from related parties. For the period September 12, 2002 through October 31, 2002, NaviSite classified revenue from CMGI and CMGI affiliates as third party revenue.

The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in NaviSite, the agreement between NaviSite and CMGI whereby CMGI provided certain services for NaviSite automatically expired. CMGI will continue to provide certain services to NaviSite pursuant to a Transition Services Agreement the Company entered into with CMGI on November 25, 2002 as the Company transitions to a service agreement with ClearBlue or to other third-party suppliers.

2.    Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany balances and transactions.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3.    Liquidity

As of October 31, 2002, the Company had approximately $13.1 million of cash and cash equivalents, working capital of $9.2 million and has incurred losses since inception resulting in an accumulated deficit of $346.9 million. Since inception, the Company’s operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt to strategic investors, and the Company’s initial public offering during fiscal 2000. For the year ended July 31, 2002 cash flows used for operating activities totaled $27 million and for the three months ended October 31, 2002 and 2001 cash flows used for operating activities totaled $7.0 million and $9.5 million, respectively.

During the three months ended October 31, 2002, the Company’s cash and cash equivalents decreased by approximately $8.7 million. Included in this change was approximately $6.2 million in net cash expenditures that are non-recurring in nature. The $6.2 million in net non-recurring expenditures consists predominately of: 1) a $3.2 million payment to CMGI for the settlement of intercompany balances reached in fiscal year 2002; 2) a $2.0 million purchase of a debt interest in Interliant, Inc. (see note 6); 3) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes outstanding (see note 13 for ClearBlue waiver of interest through December 31, 2003); 4) a $770,000 payment to purchase Directors and Officer’s insurance for periods prior to September 11, 2002; 5) $730,000 in severance payments; 6) a $600,000 settlement payment with Level 3; 7) a $490,000 prepayment of Directors’ and Officers’ insurance; and 8) $403,000 in bonuses related to fiscal year 2002; offset by 1) $2.3 million in customer receipts; and 2) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement.

The Company anticipates that as of October 31, 2002, on a stand-alone basis, it will have sufficient cash resources to meet the projected needs for working capital and capital expenditures through the end of fiscal year 2003. These projections are based on assumptions that include the maintenance of a certain level of revenue, improved collections of accounts receivable, and the ability to achieve projected cash expense reductions. In addition, as discussed in note 10, ClearBlue acquired control of the Company on September 11, 2002. As a result of the acquisition, the Company and ClearBlue are actively exploring the possibility of additional business combinations with ClearBlue and its affiliated entities, although no commitments currently exist. Any such combinations could impact the future estimated cash flows of the Company. To address these uncertainties, management is working to: (1) quantify the impact on cash flows of its evolving relationship with ClearBlue; (2) continue to manage costs; and (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions. If sufficient funds are not available resulting from cash requirements during fiscal 2003, the Company may need to raise additional financing through the sale of additional debt or equity in order to continue as a going concern. The Company’s ability to raise additional funds may be impacted by (1) the de-listing of the Company’s stock from Nasdaq; (2) the Company’s inability to transfer back to the Nasdaq National Market in the future from the Nasdaq SmallCap Market; and (3) contractual restrictions imposed on it by ClearBlue. Under the Company’s arrangement with ClearBlue, it must obtain ClearBlue’s consent in order to issue debt securities or sell shares of its common stock to affiliates. In the event the Company wanted to issue any such securities, it may not receive ClearBlue’s consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of NaviSite stockholders will be reduced and the Company’s stockholders may experience additional dilution. The Company cannot assure you that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern, would be significantly limited.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    Cash and Cash Equivalents

Cash equivalents consist of a money market fund that invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

During the first quarter of fiscal 2003, non-cash financing activities included the issuance of 1,861,632 shares of common stock in satisfaction of accrued interest associated with the $65 million notes payable to ClearBlue.

5.    Property and Equipment

	October 31,	July 31,
	2002	2002
	(unaudited) (in thousands)
Office furniture and equipment	$1,235	$1,232
Computer equipment	14,601	15,237
Software licenses	8,982	8,982
Leasehold improvements	3,717	3,717

	28,535	29,168
Less: accumulated depreciation and amortization	(18,378)	(16,756)

	$10,157	$12,412

6.    Investment in Debt Securities

In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, the Company acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes due in 2006 of Interliant, Inc. (Interliant) for a total consideration of approximately $2 million. Interliant is a provider of managed services which filed a petition under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York on August 5, 2002, and the Company made this investment with the intention of participating in the reorganization of Interliant. The debt securities are carried at their estimated fair value, approximately $2.0 million, as a component of other assets.

7.    Accrued Expenses

	(unaudited) October 31, 2002	July 31, 2002
	(in thousands)
Accrued payroll, benefits and commissions	$1,416	$2,037
Accrued accounts payable	1,447	1,328
Accrued lease payments	218	278
Accrued interest	1,830	1,565
Other	2,442	2,724

	$7,353	$7,932

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8.    Legal Matters

On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against the Company, BancBoston Robertson Stephens, Inc., an underwriter of the Company’s initial public offering in October 1999, Joel B. Rosen, the Company’s then chief executive officer, and Kenneth W. Hale, the Company’s then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with the Company’s initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of the Company’s common stock sold in the Company’s initial public offering, solicited and received from its customers agreements to purchase additional shares of the Company’s common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between October 22, 1999 and December 6, 2000.

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

The Company believes that the allegations against the Company are without merit and it intends to vigorously defend against the plantiffs’ claims. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of the suits and their ultimate effect, if any, on its financial condition.

On or about September 27, 2002, the Company received a demand for a wage payment of $850,000 from its former Procurement Director, Joseph Cloonan. The Company rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. The Company believes the allegations are without merit and intends to vigorously defend against Mr. Cloonan’s claims. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud,

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

misrepresentation, unjust enrichment and breach of duty of loyalty. As the litigation is in an initial stage, the Company is not able to predict the possible outcome of this matter and the effect, if any, on its financial condition.

In March 2001, the Company engaged Goldman Sachs & Co. (Goldman) to serve as the Company’s financial advisor in connection with the possible sale of all or a portion of the Company. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by ClearBlue of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. The Company has rejected Goldman’s demands. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, the Company is not able to predict the possible outcome of this matter, if any, on its financial condition.

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

During the first quarter of fiscal 2003, the Company leased certain of its owned and leased equipment to its customers in arrangements that are treated as direct financing agreements. As such, the Company recognizes the difference between the carrying value of the equipment and the minimum lease payments due from the customer as income over the life of the contract using the leases’ implicit interest rate. In the first quarter of fiscal year 2003, the Company recognized $179,000 of other income related to direct financing leases.

10.    Change in Controlling Ownership

On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue, a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the CMGI Agreement), CMGI sold and transferred to ClearBlue 71,029,391 shares of NaviSite’s common stock, $0.01 par value per share, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 5,203,252 shares of NaviSite common stock and a convertible note with an aggregate principal amount outstanding of $10 million. The $10 million convertible note is convertible into approximately 38.5 million shares of the Company’s common stock, under certain circumstances as defined therein.

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the HPFS Agreement), HPFS sold and transferred to ClearBlue 3,207,053 shares of NaviSite common stock, representing approximately 3.4% of the outstanding capital stock of NaviSite, and a convertible note with an aggregate principal amount outstanding of approximately $55 million. The $55 million convertible note is convertible into approximately 211.9 million shares of the Company’s common stock, under certain circumstances as defined therein.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10 million note formerly held by CMGI and (ii) partially converted $10 million of the $55 million note formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33) (see note 13).

As a result of these transactions, as of December 12, 2002, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, approximately 89.2% of the outstanding capital stock of the Company. If ClearBlue were to convert the New Note, ClearBlue would own approximately 94% of the outstanding capital stock of the Company. As a result of the change in ownership, the utilization of the federal and state tax net operating loss carryforwards of the Company will be severely limited pursuant to Internal Revenue Code Section 382.

Also, as a result of the change in ownership, the agreement between the Company and CMGI, whereby CMGI provided certain facilities and administrative support services for the Company, automatically terminated. CMGI continues to provide certain services to the Company pursuant to a Transition Services Agreement the Company entered into with CMGI on November 25, 2002 as the Company transitions to a service agreement with ClearBlue or to other third-party suppliers.

In September 2002, in exchange for the consent of 400 River Limited Partnership (the Landlord) to the transaction between ClearBlue, HPFS and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the Building). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, the Company will enter into a series of transactions (collectively, the Transactions) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building. As a result of the Transactions, the Company will reduce its total rented office space in the Building from 153,000 to 76,500 square feet. The reduced space profile will be at the same price per square foot and for the same term as prior to the Transactions. The Company will purchase the Building for $16,356,901, subject to the current mortgage of $10,856,901, and will pay the difference, $5,500,000, in cash at closing. $2,000,000 of that cash will be paid out of the Company’s cash on hand and the remaining $3,500,000 will be paid by allowing the Landlord to draw on the letter of credit that the Company tendered pursuant to the original lease. The cash deposit of $2,500,000 that the Company tendered pursuant to the original lease will also be released to the Landlord. Upon the closing of the purchase of the Building, NaviSite will sell the Building, along with leasehold improvements and certain furniture and fixtures, to Farm Associates Limited Partnership, an affiliate of the Landlord, for $10,857,400, in the form of the assumption of the mortgage by Farm Associates Limited Partnership, and enter into the new lease agreement for the 76,500 rentable square feet in the Building as described above.

On November 12, 2002, the Company entered into a letter agreement to extend the time to close the Transactions to January 31, 2003. Pursuant to that extension agreement, the Company will receive reimbursement from the Landlord: (1) for one-half of the base rent, taxes and insurance costs it incurs for the Building from November 13, 2002 to January 31, 2003 and (2) $400,000 in the event the Landlord rents to another tenant 35,000 square feet or more of the space in the Building before August 1, 2003.

11.    Net Loss Per Common Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

of common and dilutive common equivalent shares outstanding during the period using the as-if-converted method for convertible notes payable or the treasury stock method for options, unless such amounts are anti-dilutive.

For the three month periods ended October 31, 2002 and 2001, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three month periods ended October 31, 2002 and 2001, 62,524 and 274,977 shares, respectively, related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss.

12.    New Accounting Pronouncements

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

The Company adopted SFAS 142 beginning in the first quarter of fiscal year 2003. The adoption of SFAS 142 had no impact on its financial condition or results of operations as there was no goodwill or other intangible assets as of August 1, 2002.

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets was adopted by the Company beginning in the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial condition or results of operations.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as revising certain criteria specified in SFAS 121 for the recognition and measurement of impairment losses related to long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company’s financial condition or results of operations.

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

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13.    Subsequent Events

On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (1) converted in full the $10 million note formerly held by CMGI and (2) partially converted  $10 million of the $55 million note formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33). On December 12, 2002, the Company issued 76,923,076 shares of NaviSite common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, the Company issued 6,884,135 shares of NaviSite common stock for payments of interest due under the convertible notes on December 12, 2002.

The $10.7 million of unamortized beneficial conversion feature related to the Converted Notes will be expensed as interest expense in the second quarter of fiscal year 2003. As part of the conversion of the notes, $469,000 of accrued interest under the Converted Notes was converted into approximately 2.1 million shares of the Company’s common stock.

On December 12, 2002, ClearBlue gave the Company the right, at the Company’s option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes, in NaviSite common stock. On December 12, 2002, the Company prepaid the $1.1 million of interest owing on the balance of the convertible notes in approximately 4.8 million shares of the Company’s common stock. In addition, ClearBlue waived all interest for the period December 15, 2002 through December 31, 2003 resulting from the unconverted Notes.

On December 12, 2002, ClearBlue cancelled warrants to purchase 5.2 million shares of the Company’s common stock at an exercise price ranging from $5.77 to $6.92 per share.

On December 12, 2002, the Company’s board of directors, pursuant to authority previously granted by the Company’s shareholders at last year’s annual meeting on December 19, 2001, approved a reverse stock split of the Company’s common stock at a ratio of one-for-fifteen (1:15) and set January 7, 2003 as the effective date for the reverse stock split.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

NaviSite was incorporated in Delaware in December 1998 and, as of December 12, 2002, is an approximately 89.2% owned subsidiary of ClearBlue Technologies, Inc., a privately held managed services provider based in San Francisco, California. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI. Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. Additionally, we operate two state of the art data centers, one in Andover, Massachusetts and one in San Jose, California.

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

We provide “Always On Managed Hosting,”SM and we believe that there are a relatively small number of companies that combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering complex managed hosting services. We define “Always On Managed Hosting”SM as a combination of high availability infrastructure, high performance monitoring systems and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ Web operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

Recent Developments

On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (1) converted in full the $10 million note formerly held by CMGI, Inc. and (2) partially converted $10 million of the $55 million note formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33). On December 12, 2002, we issued 76,923,076 shares of NaviSite common stock to ClearBlue finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, we issued 6,884,135 shares of NaviSite common stock for payments of interest due under the convertible notes on December 12, 2002. The $10.7 million of unamortized beneficial conversion feature related to the Converted Notes will be expensed as interest expense in the second quarter of fiscal year 2003. As part of the conversion of the notes, $469,000 of accrued interest related to the Converted Notes was converted into approximately 2.1 million shares of our common stock at the time of the conversion of the Converted Notes.

On December 12, 2002 ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes in our common stock. On December 12, 2002, we prepaid the $1.1 million of interest related to the unconverted notes in approximately 4.8 million shares of NaviSite common stock. In addition, ClearBlue waived all interest for the period December 15, 2002 through December 31, 2003 resulting from the unconverted Notes.

On December 12, 2002, ClearBlue cancelled warrants to purchase 5.2 million shares of NaviSite common stock at an exercise price ranging from $5.77 to $6.92 per share.

Revenue

We derive our revenue primarily from managed hosting services such as managed application, managed servers, managed infrastructure, managed facilities and expertise services. During fiscal year 2001, we adopted SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (“SAB 101”). Under SAB 101, installation fees are recognized over the life of the related customer contracts. Prior to fiscal year 2001, we recognized installation fees at the time the installation occurred.

On September 11, 2002, CMGI sold its debt and equity interests in NaviSite to ClearBlue. On that date, we ceased to have a related party relationship with CMGI and its affiliates and as such the revenue generated from CMGI and its affiliates was classified as third party revenue from that date forward.

Total revenue for the three-month period ended October 31, 2002 decreased 57% to approximately $8.2 million from approximately $19.3 million for the same period in fiscal year 2002. The decrease in the three-month period ended October 31, 2002 resulted from a $6.6 million, or 49%, decrease in unaffiliated revenue combined with a $4.5 million, or 77%, decrease in revenue from affiliated customers of CMGI. Had the revenue from CMGI and affiliate customers continued to be classified as related party revenue, unaffiliated revenue would have decreased $8.0 million or 59% and revenue from affiliated customers of CMGI would have decreased $3.1 million or 53%.

During the three-month period ended October 31, 2002, we lost nine customers, with an estimated $2.1 million in annual revenues. As of October 31, 2002, we had 147 unaffiliated and no affiliated customers of CMGI, as compared to 206 unaffiliated customers and ten affiliated customers of CMGI at October 31, 2001. As a percentage of revenue, unaffiliated revenue for the three-month period in fiscal year 2003 increased to 84% of total revenue, from 70% of total revenue for the same period in fiscal year 2002. Had the revenue from CMGI and affiliate customers continued to be classified as related party revenue, unaffiliated revenue as a percentage of total revenue would have decreased to 67%.

Our revenue from related parties principally consisted of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we negotiated the services and levels of service to be provided, calculated the price of the services at those service levels based on our then-current standard prices, and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. We sold services to CMGI and CMGI affiliates totaling approximately $1.3 million, or 16% of revenue in the three-month period ended October 31, 2002 and $5.8 million, or 30% of revenue for the same period in fiscal year 2002. In the three-month period ended October 31, 2002 one of these customers accounted for approximately 14% of revenue, as compared to the same period in fiscal year 2002 where one of these customers accounted for approximately 10% of revenue.

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

Cost of revenue in dollars decreased 80% to approximately $9.8 million for the three-month period ended October 31, 2002, from approximately $48.7 million for the same period in fiscal year 2002. Net of the $662,000 severance charge taken in the first quarter of fiscal year 2003, related to 61 employees and a $27.4 million impairment charge taken in the first quarter of fiscal year 2002 related to the purchase of assets previously held under operating lease with Compaq Financial Services and another equipment lessor, cost of revenue decreased 57% to $9.1 million for the three-month period ended October 31, 2002 from $21.4 million for the same period in fiscal year 2002. As a percentage of revenue, cost of revenue, net of impairment and severance charges, remained flat at 111% for the three-month period ended October 31, 2002, from the same period in fiscal year 2002. Net of the impairment and severance charges, the $12.3 million dollar-value decrease in cost of revenue, resulted from: (1) a $3.5 million reduction in lease expense; (2) a $2.9 million reduction in depreciation expense resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; (3) a $1.8 million reduction in headcount expense resulting from a decrease in cost of revenue personnel at October 31, 2002 to 86 from 228 at October 31, 2001; (4) a $1.1 million decrease in bandwidth expense; (5) a $903,000 decrease in rent expense; and (6) a $537,000 decrease in maintenance expense. In the three-month period ended October 31, 2002, we changed our method of allocating rent expense to an actual per headcount from a method whereby departments were allocated rent expense based on the square footage available to that department. This change in methodology resulted in lowering cost of revenue rent expense for the three-month period ended October 31, 2002 by approximately $214,000.

For fiscal year 2003, we are anticipating that the cost of revenue will decrease from the fiscal year 2002 levels on both an absolute and a unit cost basis. However, because of our restructuring efforts, we believe that we now have a flexible cost structure that allows us to match costs with actual revenue levels. Further, because of the “fixed cost” nature of our business, and the economies of scale achieved by spreading the various layers of expertise and software tools and infrastructure across more customers, each new dollar of revenues is marginally more profitable.

Gross Margin

Gross margin improved to approximately a negative 19% of total revenue for the three-month period ended October 31, 2002 from approximately a negative 153% of total revenue for the same period in fiscal year 2002. Net of a $662,000 severance charge taken in the first quarter of fiscal year 2003 and a $27.4 million impairment charge taken in the first quarter of fiscal year 2002, the gross margin for the three-month period ended October 31, 2002 remained flat at negative 11% from the same period in fiscal year 2002. We anticipate that our gross margins will improve as we realize the full impact of our fiscal year 2002 and first quarter 2003 cost savings initiatives in fiscal year 2003.

Operating Expenses

Product Development.    Product development expenses consist mainly of salaries and related employee costs. Product development expenses decreased 81% to approximately $382,000 in the three-month period ended October 31, 2002 from approximately $2.0 million for the same period in fiscal year 2002. As a percentage of revenue, product development decreased to 5% in the three month-period ended October 31, 2002, from 10% for the same period in fiscal year 2002. The dollar value decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel at October 31, 2002 to 3 from 20 at October 31, 2001, combined with a reduction in outside consultants. During the three-month period ended October 31, 2002, we recognized $178,000 in severance expense related to seven employees. In the three-month period ended October 31, 2002, we changed our method of allocating rent expense. This change in methodology resulted in lowering product development rent expense for the three-month period ended October 31, 2002 by approximately $11,000 as compared to prior year.

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

Selling and marketing expenses decreased 61% to $1.0 million in the three-month period ended October 31, 2002 from $2.6 million for the same period in fiscal year 2002. As a percentage of revenue, sales and marketing decreased to 12% in the three-month period ended October 31, 2002 from 14% for the same period in fiscal year 2002. The $1.6 million decrease resulted primarily from a $921,000 reduction in headcount expenses related to a decrease in sales and marketing personnel at October 31, 2002 to 14 from 56 at October 31, 2001; a $303,000 reduction in commission expense driven by decreased revenue levels; and a $258,000 reduction in rent expense, of which approximately $103,000 resulted from our first quarter fiscal year 2003 change in methodology of allocating rent expense. During the three-month period ended October 31, 2002, we recognized $79,000 in severance expense related to two employees.

For fiscal year 2003, we expect the sales and marketing expense to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

General and Administrative.    General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also included are charges from CMGI for facilities and shared back office and business development support. In the three-month period ended October 31, 2002, we allocated all excess rent to general and administrative expense. The rent allocation is based on average headcount in a period and the estimated rent per headcount. All excess rent is allocated to general and administrative expense. For the three-month period ended October 31, 2002, the excess rent allocated to general and administrative expense for the three-month period ended October 31, 2002 was $328,000.

General and administrative expenses decreased 58% to $2.9 million from $6.8 million in the three-month period ended October 31, 2002. As a percentage of revenue, general and administrative expense for the three-month period ended October 31, 2002 remained flat at 35% as compared to the same period in fiscal year 2002. The $3.9 million decrease resulted primarily from a $1.7 million reduction in bad debt expense; a $965,000 reduction in consultant expenses; a $899,000 reduction in charges from CMGI; a $666,000 reduction in headcount expense related to a decrease in general and administrative personnel at October 31, 2002 to 21 from 48 at October 31, 2001 offset by a $572,000 increase in legal expense. During the three-month period ended October 31, 2002, we recognized $58,000 in severance expense related to six employees.

For fiscal year 2003, we expect the general and administrative expenses to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

Interest Income

Interest income increased 67% to $273,000 in the three-month period ended October 31, 2002, from $164,000 for the same period in fiscal year 2002. The increase is due primarily to income from customer equipment rentals under direct financing leases offset by a lower level of average cash on hand.

Interest Expense

Interest expense increased 4% to $3.8 million in the three-month period ended October 31, 2002 from $3.6 million for the same period in fiscal year 2002. The increase is due to the interest payable on the $65 million of convertible notes and related beneficial conversion feature amortization.

Other Income (expense), net

Other income (expense) decreased to ($241,000) for the three month-period ended October 31, 2002 from $10,000 for the same period in fiscal year 2002. The decrease is due primarily to losses realized on the sale of assets.

Liquidity and Capital Resources

Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering in October 1999 and the related exercise of an over-allotment option by the underwriters in November 1999.

Our cash and cash equivalents decreased to $13.1 million at October 31, 2002 from $21.8 million at July 31, 2002 and we had working capital of $9.2 million at October 31, 2002 as compared to $16.5 million at July 31, 2002. Net cash used in operating activities was $7.0 million for the three-month period ended October 31, 2002, resulting primarily from net losses and decreases in amounts due to CMGI and accrued expenses partially offset by depreciation and amortization, provision for bad debt and a reduction in accounts receivable.

Net cash used by investing activities was $1.7 million for the three-month period ended October 31, 2002, primarily associated with the investment in debt of Interliant, Inc., partially offset by the proceeds from the sale of assets. Net cash used by financing activities was $102,000 for the three-month period ended October 31, 2002, comprised of payments of capital leases.

During the three months ended October 31, 2002, our cash and cash equivalents decreased approximately $8.7 million. Included in this change was approximately $6.2 million in net cash expenditures that are non-recurring in nature. The $6.2 million in net non-recurring expenditures consists predominately of: (1) a $3.2 million payment to CMGI for the settlement reached in fiscal year 2002; (2) a $2.0 million purchase of a debt interest in Interliant, Inc.; (3) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes outstanding; (4) a $770,000 payment to purchase Directors and Officer’s insurance for periods prior to September 11, 2002; (5) $730,000 in severance payments; (6) a $600,000 settlement payment with Level 3; (7) a $490,000 prepayment of Directors’ and Officers’ insurance; and (8) $403,000 in bonuses related to fiscal year 2002; offset by 1) $2.3 million in customer receipts; and 2) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement.

On December 12, 2002, ClearBlue Finance (1) converted in full the $10 million note formerly held by CMGI and (2) partially converted $10 million of the $55 million note formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33). On December 12, 2002, we issued 76,923,076 shares of NaviSite common stock to ClearBlue finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, we issued 6,884,135 shares of NaviSite common stock for payments of interest due under the convertible notes on December 12, 2002.

The $10.7 million of unamortized beneficial conversion feature related to the Converted Notes will be expensed as interest expense in the second quarter of fiscal year 2003. As part of the conversion of the notes, $469,000 of accrued interest related to the Converted Notes was converted into approximately 2.1 million shares of NaviSite common stock at the time of the conversion of the Converted Notes.

On December 12, 2002 ClearBlue gave NaviSite the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes in our common stock. In addition, on December 11, 2002, we prepaid the $1.1 million of interest related to the unconverted notes in approximately 4.8 million shares of NaviSite common stock. ClearBlue waived all interest payments for the period December 12, 2002 through December 31, 2003 resulting from the unconverted Notes.

On December 12, 2002, ClearBlue cancelled warrants to purchase 5.2 million shares of NaviSite common stock at an exercise price ranging from $5.77 to $6.92 per share.

We currently anticipate that our available cash resources at October 31, 2002 will be sufficient to meet our needs for working capital and capital expenditures through the end of fiscal year 2003. Our projections for cash usage assume: (1) our ability to retain customers in light of market and NaviSite uncertainties; (2) our ability to collect accounts receivables in a timely manner; and (3) our ability to achieve expected cash expense reductions. In addition, NaviSite and ClearBlue are actively exploring the possibility of additional business combinations with ClearBlue and its affiliated entities. ClearBlue is our majority stockholder and could unilaterally implement any such combinations. The impact on our cash resources of such business combinations cannot be determined. Further, continued market uncertainties, including delays or restrictions in IT spending, may affect our business results and our projected use of cash could also be impacted by any merger or acquisition activity.

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

Contractual Obligations and Commercial Commitments

In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. In addition, we had $65 million face value of long-term debt outstanding at October 31, 2002. On December 12, 2002, ClearBlue converted $20 million of these notes into common stock leaving $45 million outstanding. Future payments required under these long-term obligations are as follows:

Payment Due by Period
(in thousands)

	Amounts in 000’s
As of 10/31/02	Total	Less than 1 year	1–3 years	4–5 years	After 5-years
Long-term debt	45,093	—	11,273	30,062	3,758
Interest on debt (1)	13,979	—	8,906	4,960	113
Capital leases	2,524	2,302	222	—	—
Operating leases	899	644	255	—	—
Bandwidth commitments	2,110	656	752	702	—
Level 3 agreement	2,029	2,029	—	—	—
Maintenance for hardware and software	608	456	152	—	—
Property leases	27,257	4,379	8,986	6,235	7,657

Total	$94,499	$10,466	$30,546	$41,959	$11,528

(1)	interest waived through December 31, 2003

Related Party Transactions

At December 12, 2002, we were currently an approximately 89.2% owned subsidiary of ClearBlue. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI, Inc. CMGI had provided us with funding since our inception through the issuance of common stock, preferred stock and convertible debt. We sell our services to CMGI and to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was $1.3 million and $5.8 million for the three month period ended October 31, 2002 and 2001, respectively. As of September 11, 2002, the revenue from CMGI and CMGI affiliated companies is classified as third party revenue.

CMGI has historically provided us with accounting, systems, and related services at amounts that approximated fair value of services received in each of the periods presented in these financial statements. Subsequent to September 11, 2002, CMGI is providing us with accounting systems support until we are migrated to the ClearBlue system. This service is contracted for through December 31, 2002. We also purchased certain employee benefits (including 401(k) plan participation by our employees) and insurance (including property and casualty insurance) through CMGI as well as certain marketing and business development services. As of September 11, 2002, we no longer received these services from CMGI.

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

We have a history of losses and may never achieve profitability and may not continue as a going concern. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of October 31, 2002, we had approximately $13.1 million of cash and cash equivalents, working capital of $9.2 million and had incurred losses since inception resulting in an accumulated deficit of $346.9 million. We believe that, on a standalone basis, we will have sufficient cash resources as of October 31, 2002 to meet the projected needs for working capital and capital expenditures through the end of fiscal year 2003. These projections are based on assumptions that include the maintenance of a certain level of revenue, the improvement in collections of accounts receivable, and the ability to achieve projected cash expense reductions. In addition, we are considering the possibility of business combinations involving our majority stockholder, ClearBlue, and its affiliates, which could also affect our future estimated cash flows. Management is working to address these uncertainties, although we cannot assure you that these efforts will be successful and that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements included elsewhere in this report.

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

•
On December 12, 2002, ClearBlue Finance, (1) converted in full the $10 million note formerly held by CMGI and (2) partially converted $10 million of the $55 million note formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33).

As a result of these transactions, at December 12, 2002, ClearBlue owns, directly or indirectly through its wholly owned subsidiaries, approximately 89.2% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the New Note, ClearBlue would own approximately 94.4% of the outstanding capital stock of NaviSite. Accordingly, ClearBlue has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, ClearBlue may exercise its voting power by written consent, without convening a meeting of the stockholders, which means that ClearBlue could effect a sale or merger of our company without prior notice to, or the consent of, our other stockholders. ClearBlue’s ownership may have the effect of delaying, deterring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

A significant portion of our revenue is currently generated by services provided to CMGI and companies affiliated with CMGI, and the loss of this revenue would substantially impair our operating results and the growth of our business. We anticipate that we will continue to receive a significant portion of our revenue in the future from CMGI and CMGI affiliates. CMGI and CMGI affiliates accounted for approximately 31% of our revenue in fiscal year 2002 and approximately 35% of our revenue for fiscal year 2001. We cannot assure you that revenues generated by CMGI and CMGI affiliates will continue or that we will be able to secure business from other customers to replace this revenue in the future. The loss of revenue from CMGI and CMGI affiliates, or our inability to replace this operating revenue, would substantially impair our operating results and the growth of our business. The number of CMGI and CMGI affiliated customers remained at five at October 31, 2002 from July 31, 2002.

We may need to raise additional funds, and such funding may not be available to us on favorable terms, if at all. We currently anticipate that our available cash resources at October 31, 2002 will be sufficient to meet our anticipated needs, barring unforeseen circumstances and subject to the impact of the factors discussed herein, for working capital and capital expenditures through the end of fiscal year 2003. Our projected cash usage could be significantly impacted by: (1) our ability to maintain our current revenue levels by retaining existing customer accounts and acquiring revenue growth at levels greater than customer revenue churn; (2) our ability to achieve our projected operating results; (3) our ability to collect accounts receivables in a timely manner; and (4) our ability to achieve expected cash expense reductions. However, we may need to raise additional funds in order to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary businesses, products or technologies and we cannot assure you that the additional financing will be available on terms favorable to us, if at all. In addition, pursuant to our financing arrangements with HPFS as of October 29, 2001 (which Convertible Notes were subsequently transferred to ClearBlue on September 11, 2002), we may need to obtain approval from ClearBlue for incremental funding, and we may not obtain this approval from ClearBlue.

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

You may experience dilution because of recent transactions between ClearBlue, HPFS and CMGI. The Convertible Notes obtained by ClearBlue from HPFS and CMGI includes terms that allow ClearBlue, in its discretion, to convert $65 million principal amount of Convertible Notes into common stock at a conversion price of $0.26 per share. This conversion would increase the number of issued and outstanding shares of our common stock by approximately 250 million shares. In fact, on December 12, 2002, ClearBlue converted $20 million of the $65 million into approximately 76.9 million shares. In addition, upon the prior written consent of

ClearBlue, we may pay all or a portion of the interest due to ClearBlue with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders’ percentage of ownership in us will be reduced and they may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those currently held by ClearBlue, we must issue ClearBlue additional shares of our common stock which will further dilute existing stockholders.

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

The market price of our common stock may experience extreme price and volume fluctuations. The market price of our common stock may fluctuate substantially due to a variety of factors, including: any actual or anticipated fluctuations in our financial condition and operating results; public announcements concerning us, our competitors, or the Internet industry; the introduction or market acceptance of new service offerings by us or our competitors; changes in industry research analysts’ earnings estimates; changes in accounting principles; sales of our common stock by existing stockholders; and the loss of any of our key personnel. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of technology and Internet-related companies have been especially volatile. This volatility often has been unrelated to the operating performance of particular companies. In the past, securities class action litigation often has been brought against companies that experience volatility in the market price oftheir securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to interest rates related to our cash and cash equivalents and our fixed rate long term debt. As of October 31, 2002, we had approximately $13.1 million in cash and cash equivalents primarily invested in money market accounts which bear interest at market rates. As of October 31, 2002, we had approximately $65 million of fixed rate convertible debt with ClearBlue ($45 million as of December 12, 2002). Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. We estimate that a one percentage point decrease or increase in interest rates on the $65 million convertible debt would increase or decrease the fair value of the debt by $2.5 million or $2.5 million, respectively.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Based on their evaluation of NaviSite’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In March 2001, we engaged Goldman Sachs & Co. (Goldman) to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by ClearBlue of the stock and convertible debt of NaviSite from CMGI and HPFS. We have rejected Goldman’s demands. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

Item 2.    Changes in Securities and Use of Proceeds

(c)	Recent Sales of Unregistered Securities

On October 16, 2002, NaviSite paid $275,522 in accrued interest owed to ClearBlue under the $55 million note formerly held by HPFS by issuing 1,861,632 shares of NaviSite common stock. In addition, on November 11, 2002, NaviSite paid $300,000 in accrued interest to ClearBlue under the $10 million convertible note formerly held by CMGI by issuing 1,388,888 shares of NaviSite common stock.

On December 12, 2002, NaviSite issued 76,923,076 shares of NaviSite common stock to ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), upon (i) ClearBlue Finance’s conversion in full of the $10 million note formerly held by CMGI, Inc. and (ii) ClearBlue Finance’s $10 million partial conversion of the $55 million note formerly held by HPFS. A new note was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33).

On December 12, 2002 ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes in our common stock. On December 12, 2002, we prepaid the $1.1 million of interest related to the unconverted notes in approximately 4.8 million shares of NaviSite common stock. In addition, ClearBlue waived all interest for the period December 15, 2002 through December 31, 2003 resulting from the unconverted Notes.

The shares of NaviSite common stock issued as interest payments under the convertible notes and the shares of NaviSite common stock issued upon conversion of the convertible notes above were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Letter Agreement by and among 400 River Limited Partnership, Farm Associates Limited Partnership, ClearBlue Technologies, Inc. and the Registrant, dated as of November 12, 2002.

10.2	Transition Services Agreement by and between CMGI, Inc. and the Registrant, dated as of November 25, 2002.

10.3	Letter Agreement, by and between ClearBlue Technologies, Inc. and the Registrant, dated December 11, 2002.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 13, 2002, we filed a Current Report on Form 8-K, dated September 11, 2002, under Item 1 with respect to ClearBlue’s acquisition of the equity and debt interests in us previously held by CMGI, Inc. and Hewlett-Packard Financial Services Company, resulting in a change of control of NaviSite.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVISITE, INC.

By:	/S/ KEVIN H. LO
Kevin H. Lo Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: December 16, 2002

CERTIFICATIONS

I, Patricia Gilligan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NaviSite, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/S/ PATRICIA GILLIGAN
Patricia Gilligan President and Chief Executive Officer (Principal Executive Officer)

I, Kevin H. Lo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NaviSite, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/S/ KEVIN H. LO
Kevin H. Lo Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Letter Agreement by and among 400 River Limited Partnership, Farm Associates Limited Partnership, ClearBlue Technologies, Inc. and the Registrant, dated as of November 12, 2002.

10.2	Transition Services Agreement by and between CMGI, Inc. and the Registrant, dated as of November 25, 2002.

10.3	Letter Agreement, by and between ClearBlue Technologies, Inc. and the Registrant, dated December 11, 2002.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.