Form 10-Q
period 2003-01-31
NAVISITE INC
filed 2003-03-17
CIK 1084750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

As of March 14, 2003, there were 12,852,709 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2003

Part I.    Financial Information

Item 1.    Financial Statements

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/2003	07/31/2002
	(unaudited)
	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$11,234	$21,842
Accounts receivable, less allowance for doubtful accounts of $972 and $617 at January 31, 2003 and July 31, 2002, respectively	8,657	3,553
Due from affiliates	2,790	3,724
Prepaid expenses and other current assets	2,527	3,292
Assets held for sale	1,113	1,022

Total current assets	26,321	33,433
Property and equipment, net	14,884	12,412
Other assets	5,512	3,839
Intangible assets	5,041	—
Goodwill	3,693	—
Restricted cash	3,213	3,850

Total assets	$58,664	$53,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to affiliate	$2,000	$—
Due to CMGI	—	3,241
Accounts payable	4,249	1,803
Accrued expenses	11,142	7,932
Deferred revenue	1,430	1,619
Customer deposits	179	199
Capital lease obligations, current portion	4,409	2,123

Total current liabilities	23,409	16,917
Capital lease obligations, less current portion	2,791	378
Long-term note payable, including accrued interest	6,320	—
Convertible notes payable to affiliate, net	21,641	27,695

Total liabilities	54,161	44,990
Stockholders’ equity:
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at January 31, 2003 and July 31, 2002	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; 12,621 and 6,248 shares issued and outstanding at January 31, 2003 and July 31, 2002, respectively	126	62
Additional paid-in capital	371,228	345,820
Accumulated deficit	(366,851)	(337,338)

Total stockholders’ equity	4,503	8,544

Total liabilities and stockholders’ equity	$58,664	$53,534

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	01/31/2003	01/31/2002	01/31/2003	01/31/2002
	(In thousands, except per share data)		(In thousands, except per share data)
	(unaudited)		(unaudited)
Revenue:
Revenue	$14,803	$11,747	$26,942	$25,230
Revenue, related parties	—	3,927	1,310	9,723

Total revenue	14,803	15,674	28,252	34,953
Cost of revenue	13,006	20,307	26,612	41,684
Impairment of long-lived assets	—	7,226	—	34,585

Total cost of revenue	13,006	27,533	26,612	76,269

Gross profit (deficit)	1,797	(11,859)	1,640	(41,316)
Operating expenses:
Product development	121	1,945	503	3,922
Selling and marketing	996	2,502	2,266	5,138
General and administrative	4,716	7,086	8,220	13,921
Costs associated with abandoned lease facilities	2,308	—	2,308	—

Total operating expenses	8,141	11,533	13,297	22,981

Loss from operations	(6,344)	(23,392)	(11,657)	(64,297)
Other income (expense):
Interest income	200	168	473	332
Interest expense	(13,721)	(3,576)	(17,625)	(7,185)
Other income (expense), net	64	21	(187)	31

Net loss	$(19,801)	$(26,779)	$(28,996)	$(71,119)

Basic and diluted net loss per common share	$(2.03)	$(4.70)	$(3.62)	$(14.46)

Basic and diluted weighted average number of common shares outstanding	9,751	5,698	8,011	4,918

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	01/31/2003	01/31/2002
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net loss	$(28,996)	$(71,119)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,121	10,999
Amortization of beneficial conversion feature to interest expense	13,946	1,616
Interest on debt paid in stock	2,098	2,542
Costs associated with abandoned leased facilities	2,308	—
Impairment of long-lived assets	—	34,585
(Gain) loss on disposal of assets	164	(126)
Provision for bad debts	355	3,230
Amortization of interest related to stock warrants issued with notes to CMGI	—	1,172
Changes in operating assets and liabilities:
Accounts receivable	532	1,214
Prepaid expenses and other current assets	1,497	447
Other assets	341	(476)
Due to affiliates	(292)	1,828
Due to CMGI	(3,241)	—
Accounts payable	1,139	(5,059)
Customer deposits	(20)	38
Accrued expenses and deferred revenue	38	2,571

Net cash used for operating activities	(5,010)	(16,538)
Cash flows from investing activities:
Purchases of property and equipment	(256)	(3,299)
Purchase of debt securities	(1,963)	—
Proceeds from the sale of equipment	395	164
Restricted cash	637	651

Net cash used for investing activities	(1,187)	(2,484)
Cash flows from financing activities:
Issuance of convertible notes payable	—	30,000
Proceeds from exercise of stock options and employee stock purchase plan	—	34
Payment of capital lease obligations	(311)	(1,110)
Debt repayment to AppliedTheory Estate	(6,100)	—
Borrowing under note payable to affiliate	4,600	—
Payments under note payable to affiliate	(2,600)	—
Payments of software vendor obligations	—	(448)

Net cash used for financing activities	(4,411)	28,476

Net decrease in cash	(10,608)	9,454
Cash and cash equivalents, beginning of period	21,842	22,214

Cash and cash equivalents, end of period	$11,234	$31,668

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,539	$812

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite or the Company) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on October 29, 2002.

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

The preparation of these interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On December 12, 2002, the Company’s board of directors, pursuant to authority previously granted by the Company’s stockholders at last year’s annual meeting on December 19, 2001, approved a reverse stock split of the Company’s common stock at a ratio of one-for-fifteen (1:15). January 7, 2003 was the effective date for the reverse stock split. All per-share amounts and number of shares outstanding have been restated to give effect to the reverse stock split.

Change in Controlling Ownership

Through September 10, 2002, the Company was a majority owned subsidiary of CMGI, Inc. (CMGI). On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue Technologies, Inc. (ClearBlue), a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the CMGI Agreement), CMGI sold and transferred to ClearBlue 4,735,293 shares of NaviSite’s common stock, $0.01 par value per share, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 346,883 shares of NaviSite common stock and a convertible note of NaviSite with an aggregate principal amount outstanding of $10 million. The $10 million convertible note is convertible into 2,564,103 shares of the Company’s common stock, under certain circumstances as defined therein.

Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the HPFS Agreement), HPFS sold and transferred to ClearBlue 213,804 shares of NaviSite common stock, representing approximately 3.4% of the outstanding capital stock of NaviSite, and a convertible note of NaviSite with an aggregate principal amount outstanding of approximately $55 million. The $55 million convertible note is convertible into 14,126,496 shares of the Company’s common stock, under certain circumstances as defined therein.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10 million note formerly held by CMGI and (ii) partially converted $10 million of the $55 million notes formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333). On December 12, 2002, the Company issued 5,128,205 shares of NaviSite common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million notes formerly held by HPFS and issued 458,943 shares of NaviSite common stock for payments of interest due under the convertible notes.

On December 13, 2002, ClearBlue transferred beneficial ownership of all of its shares of the Company’s common stock (except for a fractional share which it retained) to its shareholders, ClearBlue Atlantic, LLC (ClearBlue Atlantic), HPFS, CMGI and an employee of ClearBlue Technologies Management, Inc. (CBTM) on a pro rata basis according to its shareholders’ ownership of ClearBlue. As of January 31, 2003, ClearBlue Atlantic is the majority owner of NaviSite. ClearBlue Equity, ClearBlue Finance, ClearBlue and ClearBlue Atlantic beneficially own 19,672,993 shares of the Company’s common stock, representing approximately 83.3% of the outstanding shares of common stock on a fully converted basis. Of these shares, 11,562,393 represent the number of shares of common stock that ClearBlue Finance has a right to acquire through conversion of the principal amount of the New Note. As a result of these changes in ownership since September 11, 2002 involving ClearBlue and its affiliates, the utilization of the federal and state tax net operating loss carryforwards of the Company will be severely limited pursuant to Internal Revenue Code Section 382.

On December 31, 2002, NaviSite, a majority owned subsidiary of ClearBlue and its affiliates, completed the acquisition of CBTM, a wholly owned subsidiary of ClearBlue, in exchange for 567,978 shares of NaviSite common stock, representing 4.5% of NaviSite’s total outstanding common stock, inclusive of the common stock issued as part of the acquisition. The market price of the NaviSite stock at the time of the transaction was $2.25 per share. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts. Accordingly, the Company’s consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which ClearBlue acquired the controlling interest in the Company (September 11, 2002). CBTM’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at January 31, 2003, and CBTM’s results of operations and cash flows for the three and five-months ended January 31, 2003 have been included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows of NaviSite for the three and six-month periods ended January 31, 2003, respectively. CBTM is operated as a wholly owned subsidiary of NaviSite.

Also, as a result of the change in ownership, the agreement between the Company and CMGI, whereby CMGI provided certain facilities and administrative support services for the Company, automatically terminated. CMGI continued to provide certain services to the Company pursuant to a Transition Services Agreement the Company entered into with CMGI on November 25, 2002 as the Company transitioned to a service agreement with ClearBlue or to other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003, and the Company has completely severed its administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, NaviSite contracted with ClearBlue and other third-party suppliers for these services.

2.    Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp. and CBTM, after elimination of all significant

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

intercompany balances and transactions.

There have been no significant additions to or changes in accounting policies of the Company since July 31, 2002. For a complete description of the Company’s accounting policies, see Note 2 to Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

Cash and Cash Equivalents. Cash equivalents consist of a money market fund that invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

Revenue Recognition. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenue (other than installation fees) is generally billed and recognized over the term of the customer contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Installation fees are recognized over the estimated life of the related customer contract. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. The Company generally sells its professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 3% of total revenues for the six-month period ended January 31, 2003, performed over extended periods are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

During fiscal 2003, the Company leased certain of its owned and leased equipment to its customers in arrangements that are treated as direct financing agreements. As such, the Company recognizes the difference between the carrying value of the equipment and the minimum lease payments due from the customer as income over the life of the contract using the leases’ implicit interest rate. In the three and six-month periods ended January 31, 2003, the Company recognized $145,000 and $324,000, respectively, of interest income related to direct financing leases.

Concentrations of Credit Risk.    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise the Company’s customer base. One third-party customer accounted for $5.1 million and $8.7 million of total revenues for the three and six months ended January 31, 2003, respectively. Accounts receivable at January 31, 2003 include approximately $3.3 million due from this third-party customer. At January 31, 2003, ClearBlue, a related party, owed NaviSite approximately $2.8 million as described below in note 10. This amount is shown as Due from Affiliate on the Consolidated Balance Sheet.

Net Loss Per Common Share.    Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the as-if-converted method for convertible notes payable or the treasury stock method for options, unless such amounts are anti-dilutive.

For the three and six-month periods ended January 31, 2003 and 2002, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three and six-month periods ended January 31, 2003, 4,535 and 4,367 shares, respectively, and $18,433 and $23,286 shares for the three and six months ended January 31, 2002,

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

respectively, related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss.

Segment and Related Information.    The Company operates as one business segment, as a provider of Internet business solutions, and follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information.”

3.    Liquidity

As of January 31, 2003, the Company had approximately $11.2 million of cash and cash equivalents, working capital of $2.9 million and had incurred losses since inception resulting in an accumulated deficit of $366.9 million. NaviSite’s operations prior to September 11, 2002 had been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt to strategic investors, the Company’s initial public offering during fiscal 2000 and related exercise of an over-allotment option by the underwriters in November 1999. Prior to the acquisition by NaviSite of CBTM on December 31, 2002, CBTM had been funded primarily by its parent company, ClearBlue, through various private investors. For the year ended July 31, 2002, consolidated cash flows used for operating activities totaled $27 million and for the six months ended January 31, 2003 and 2002 consolidated cash flows used for operating activities totaled $5.1 million and $16.5 million, respectively.

During the six months ended January 31, 2003, the Company’s cash and cash equivalents decreased by approximately $10.6 million. Included in this change was approximately $6.8 million in net cash expenditures that are non-recurring in nature. The $6.8 million in net non-recurring expenditures consists predominantly of: 1) a $3.2 million payment to CMGI for the settlement of intercompany balances reached in fiscal year 2002; 2) a $2.0 million purchase of a debt interest in Interliant, Inc. (see note 6); 3) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes then outstanding (see note 8 for ClearBlue waiver of interest from December 12, 2002 through December 31, 2003); 4) a $770,000 payment to purchase directors and officer’s insurance for periods prior to September 11, 2002; 5) a $775,000 unsecured loan to ClearBlue for payroll related costs; 6) $1.3 million in severance payments; 7) a $600,000 settlement payment with Level 3, Inc.; 8) a $490,000 prepayment of directors’ and officers’ insurance; 9) $403,000 in bonuses related to fiscal year 2002 and 10) a $100,000 payment on behalf of ClearBlue for legal costs; partially offset by: 1) $2.5 million in customer receipts; 2) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement; and 3) a $637,000 reduction in restricted cash due to the decrease in our line of credit.

The Company currently anticipates that its available cash at January 31, 2003 combined with the additional funds available, at Atlantic’s sole discretion, under the Loan and Security Agreement between NaviSite and Atlantic (see Note 10), (approximately $5.3 million at February 28, 2003), will be sufficient to meet our anticipated needs, barring unforeseen circumstances for working capital and capital expenditures through the end of fiscal year 2003. However, based on our current projections for fiscal year 2004, we will have to raise additional funds to remain a going concern. The Company’s projections for cash usage for the remainder of fiscal year 2003 are based on a number of assumptions, including: (1) its ability to retain customers in light of market uncertainties and the Company’s uncertain future; (2) its ability to collect accounts receivables in a timely manner; (3) its ability to effectively integrate recent acquisitions and realize forecasted cash-saving synergies and (4) its ability to achieve expected cash expense reductions. In addition, the Company is actively exploring the possibility of additional business combinations with other unrelated and related business entities. ClearBlue and its affiliates collectively own a majority of the Company’s outstanding common stock and could unilaterally implement any such combinations. The impact on the Company’s cash resources of such business combinations cannot be determined. Further, the projected use of cash and business results could be affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of its evolving relationship with ClearBlue and its affiliates; (2) continue its practice of managing costs; (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions and (4) raise capital through third parties.

The Company may need to raise additional funds in order respond to competitive and industry pressures, to respond to operational cash shortfalls, to acquire complementary businesses, products or technologies, or to develop new, or enhance existing, services or products. In addition, on a long-term basis, the Company may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Its ability to raise additional funds may be negatively impacted by: (1) the uncertainty surrounding its ability to continue as a going concern; (2) the potential de-listing of the Company’s common stock from NASDAQ; (3) its inability to transfer back to the NASDAQ National Market in the future from the NASDAQ SmallCap Market; and (4) restrictions imposed on the Company by ClearBlue and its affiliates. Under our arrangement with ClearBlue, the Company must obtain ClearBlue’s consent in order to issue debt securities or sell shares of its common stock to affiliates, and ClearBlue might not give that consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company’s stockholders will be reduced and its stockholders may experience additional dilution. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited and, accordingly, the Company might not continue as a going concern.

4.    Property and Equipment

Property and equipment at January 31, 2003 and July 31, 2002 are summarized as follows:

	January 31, 2003	July 31, 2002
Office furniture and equipment	$982	$1,232
Computer equipment	21,126	15,237
Software licenses	9,271	8,982
Leasehold Improvements	5,261	3,717

Total Property, Plant & Equipment	36,640	29,168
Less Accumulated Depreciation	(21,756)	(16,756)

Net Property, Plant & Equipment	$14,884	$12,412

As a result of the Company abandoning its administrative space located on the second floor of its leased facility at 400 Minuteman Road on January 31, 2003, certain long-lived assets consisting mostly of leasehold and furniture and fixtures were abandoned. The Company took a charge against its current earnings in the second quarter of fiscal 2003 of approximately $62,000 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

5.    Acquisition of AppliedTheory

During June 2002, CBTM, a wholly owned subsidiary of ClearBlue, pursuant to an asset purchase agreement, acquired substantially all of the assets used or useful in the web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (AppliedTheory), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, effective June 6, 2002, the acquisition of AppliedTheory by CBTM was consummated. The results of operations of AppliedTheory have been included in the financial statements of CBTM since that date.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The aggregate purchase price, excluding assumed liabilities, was $16.0 million of which $3.9 million was paid in cash and $12.1 million was paid with the issuance of four notes payable to the AppliedTheory Estate; two unsecured promissory notes totaling $6.0 million, bearing interest at 8% per annum and due June 10, 2006; a secured promissory note totaling $700,000, bearing interest at 8% per annum and due December 10, 2002 and a $5.4 million secured promissory note, non-interest bearing, due December 10, 2002. The two notes due December 10, 2002 were paid in December 2002.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. CBTM obtained a third party valuation for property and equipment and certain intangible assets:

Current assets	$6,947
Property and equipment	7,910
Intangible assets	6,234
Goodwill	3,842

Total assets acquired	24,933
Current liabilities	(5,976)
Long-term debt	(2,957)

Total liabilities assumed	(8,933)

Net assets acquired	$16,000

Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists which are being amortized over eight years, except for the State of New York customer contract, which is being amortized over five years, and represents the remaining life on the contract. The remaining $440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

As disclosed in note 1, the Company completed the acquisition of CBTM on December 31, 2002 and accounted for the transaction as a combination of entities under common control (i.e., “as if pooling”). The actual results of operations of CBTM for the five months ended January 31, 2003 have been included in the Company’s consolidated statements of operations for the six month period ended January 31, 2003. The following unaudited pro forma results of operations for the six months ended January 31, 2003 and 2002 give effect to CBTM’s acquisition of AppliedTheory as if the transaction had occurred at the beginning of 2002. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the fiscal 2002 period and is not necessarily indicative of results that may be obtained in the future (in thousands, except for per share amounts.)

	2003	2002
Revenue	$30,788	$62,220
Net loss	(29,126)	(90,822)
Pro forma net loss per share	$(3.64)	$(18.47)

6.    Investment in Debt Securities

In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, the Company acquired an aggregate principal amount of approximately

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$36.3 million face value, 10% convertible senior notes due in 2006 of Interliant, Inc. (Interliant) for a total consideration of approximately $2 million. Interliant is a provider of managed services which filed a petition under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York on August 5, 2002, and the Company made this investment with the intention of participating in the reorganization/sale of Interliant. The debt securities are carried at their estimated fair value, approximately $2.0 million, as a component of other assets.

7.    Accrued Expenses

Accrued expenses consist of the following at January 31, 2003 and 2002, respectively.

	January 31, 2003	July 31, 2002
Accrued payroll, benefits and commissions	$1,679	$2,037
Accrued accounts payable	1,524	1,328
Accrued lease payments	2,396	278
Accrued interest	1,308	1,565
Due to AppliedTheory estate	1,451	—
Other	2,784	2,724

Total	$11,142	$7,932

8.    Convertible Notes Payable

On December 12, 2002, ClearBlue gave the Company the right, at the Company’s option, to prepay 100% of the interest accrued at December 12, 2002 (due December 31, 2002) on the unconverted $45 million of convertible notes, in NaviSite common stock. On December 12, 2002, the Company paid approximately $1.1 million of interest owing on the balance of the convertible notes with 317,932 shares of the Company’s common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the unconverted notes.

In connection with ClearBlue Finance’s conversion of $20.0 million of convertible notes to common stock (see note 1), $10.7 million of the unamortized beneficial conversion related to the Converted Notes was charged to interest expense during the second quarter of 2003. As part of the conversion of the notes, $469,000 in accrued interest on the Converted Notes was converted into approximately 141,011 shares of the Company’s common stock.

9.    Stockholders Equity

On December 12, 2002, ClearBlue cancelled warrants to purchase 346,883 shares of the Company’s common stock at an exercise price ranging from $86.55 to $103.80 per share.

The 567,978 shares issued to ClearBlue on December 31, 2002 in connection with the acquisition of CBTM have been accounted for by NaviSite as a dividend distribution to ClearBlue because ClearBlue and its affiliates are considered to have controlling interest over both CBTM and NaviSite. As a result, NaviSite reported a reduction of retained earnings of $1,277,950, which represents the number of common shares issued at the then current market value of $2.25 per share.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10.    Related Party Transactions

For the period August 1, 2002 through September 11, 2002, NaviSite classified revenue from CMGI and CMGI affiliates as revenue from related parties. For the period September 12, 2002 through January 31, 2003, NaviSite classified revenue from CMGI and CMGI affiliates as third-party revenue.

The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had the Company operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in the Company, the agreement between NaviSite and CMGI whereby CMGI provided certain services for the Company automatically terminated. CMGI continued to provide certain services to the Company pursuant to a Transition Services Agreement the Company entered into with CMGI on November 25, 2002, as the Company transitioned to services agreements with ClearBlue and to other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and the Company has completely severed its administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, NaviSite contracted with ClearBlue and other third-party suppliers for these services.

Beginning January 1, 2003, the Company entered into an Outsourcing Agreement with ClearBlue whereby the Company will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. The Company charges ClearBlue actual costs incurred plus a 5% mark-up on labor costs only. In the three and six-month periods ended January 31, 2003, the Company charged ClearBlue $69,000 under this agreement. This amount is included in Due from Related Party on the consolidated balance sheet at January 31, 2003 and in other income in the Consolidated Statement of Operations. In connection with the Outsourcing Agreement, the Company entered into two notes, one whereby NaviSite will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The two notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. ClearBlue owed the Company approximately $944,000 and $1.8 million at January 31, 2003 and March 14, 2003, respectively, under the NaviSite Loan. In addition to the amount due to NaviSite under the NaviSite loan, ClearBlue owed certain amounts to CBTM at the time of CBTM’s sale to NaviSite. At January 31, 2003, CBTM had a receivable of $1.8 million outstanding from ClearBlue.

On December 31, 2002, CBTM was required to pay a $6.1 million liability owed to the AppliedTheory Estate as a result of CBTM’s acquisition of AppliedTheory. In order to fund the $6.1 million payment, CBTM entered into a $6.0 million line of credit with Unicorn Worldwide Holding Limited (Unicorn), a related party to NaviSite and CBTM. CBTM drew down $4.6 million and together with cash on hand at December 31, 2002, paid the $6.1 million liability due to the AppliedTheory Estate. In January 2003, CBTM paid $2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, NaviSite entered into a Loan and Security Agreement with Atlantic Investors, LLC (Atlantic) and in February 2003, drew down on this facility to pay off the remaining $2.0 million due Unicorn by CBTM. CBTM has a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum which is due and payable at the termination date of the Estate Liability.

On January 29, 2003, NaviSite entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before November 1, 2003. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before February 1, 2004. Under the Atlantic Loan agreement, the Company can require Atlantic to loan it 1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; 2) $1.0 million for costs associated with our acquisition of Avasta, Inc; and 3) up to $500,000 for the post-acquisition working capital needs of Avasta, Inc. Atlantic, at its sole and absolute discretion, may advance other amounts to NaviSite such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of consolidated NaviSite accounts receivables. At February 28, 2003, the Company had borrowed $3.0 million under the Atlantic Loan and had approximately $5.3 million available, at Atlantic’s sole discretion, to the Company. The Atlantic Loan is secured by all of the Company’s receivables.

11.    Commitments and contingencies

Abandoned Leased Facilities. On January 31, 2003, the Company abandoned its administrative space on the second floor of its 400 Minuteman leased location. The Company continues to maintain and operate its Data Center on the first floor of the building which also serves as the Company’s corporate headquarters. While the Company remains obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, the Company ceased to use the space on January 31, 2003 and has no foreseeable plans to occupy the second floor in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, the Company recorded a charge to its current earnings of approximately $1.6 million to recognize the costs of exiting the space on the cease use date of January 31, 2003. The amount is included in the caption “Costs Associated with Abandoned Lease Facilities” in the accompanying Consolidated Statements of Operations. The Company and the landlord are in negotiations with a third party that is considering occupying the entire second floor of the building. While these negotiations are underway, no agreement yet exists between the parties, but management of NaviSite believes it is more likely than not that an agreement will be reached in the near future and expects that the space will be sublet in fall 2003. As such, in accordance with FAS 146, the Company has recorded a liability equal to the total amount of rent and other direct costs for the period of time the second floor of the building is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease term, which is May 2011.

Near the end of its fiscal year 2002, the Company abandoned its sales office space in LaJolla, CA. At that time the Company was able to sublet the space to a third party. During the second quarter of this fiscal year, the sublease tenant stopped making payments to the Company under the sublease and has abandoned the space. The facility is currently empty and the Company remains obligated under the terms of the lease for the rent and other costs associated with the building. The Company has no foreseeable plans to occupy the space, therefore, under SFAS 146, the Company recorded a charge to its current earnings of approximately $0.7 million to recognize the costs of exiting the building. The amount is included in the caption “Costs Associated with Abandoned Lease Facilities” in the accompanying Consolidated Statements of Operations. The Company is actively pursuing options for subleasing or otherwise terminating the lease, but has not reached any agreement at this time. The Company feels it is more likely than not that it will have a tenant in the building or will have otherwise ended the lease via a lease termination agreement, prior to the end of calendar year 2003. As such, the Company has recorded a liability equal to the total rent and other direct costs for 11 months ending December 31, 2003.

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Leases.    The Company is obligated under various capital and operating leases for facilities and equipment. Minimum annual rental commitments under capital and operating leases are as follows as of January 31, 2003 (in thousands):

	Capital	Operating
2004	$4,697	$6,164
2005	3,011	5,875
2006	—	5,790
2007	—	4,490
2008	—	3,379
Thereafter	—	7,620

In September 2002, in exchange for the consent of 400 River Limited Partnership (the Landlord) to the transaction between ClearBlue, HPFS and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the Building). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, the Company entered into a series of proposed transactions (the Transactions) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building. These proposed Transactions were disclosed in detail in our  Form 10-Q filed on December 16, 2002.

On November 12, 2002, the Company entered into a letter agreement to extend the time to close the Transactions to January 31, 2003. Pursuant to that extension agreement, the Company would have received reimbursement from the Landlord: (1) for one-half of the base rent, taxes and insurance costs it incurs for the Building from November 13, 2002 to January 31, 2003 and (2) $400,000 in the event the Landlord rented to another tenant, 35,000 square feet or more of the space in the Building before August 1, 2003. On January 31, 2003, the Company signed an agreement with the Landlord agreeing to terminate the above described Transactions and the second floor of the Building was vacated by the Company on that date.

Legal Matters

On October 28, 2002, CBTM filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for Copyright Infringement, Breach of Contract, Account Stated, Unjust Enrichment, Unfair Competition, and Misappropriation of and/or Conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3,130,000 in damages and $5,000,000 in punitive relief. This matter is in the initial discovery stage, and the Company is not able to predict the possible outcome of this matter, if any, on its financial condition.

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

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against the Company, Mr. Rosen, Mr. Hale, FleetBoston Robertson Stephens, Inc. and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between October 22, 1999 and June 12, 2001. On February 19, 2003, an opinion and order was issued on defendants’ motion to dismiss essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendents.

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

NAVISITE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results from operations of the Company.

12.    New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted SFAS 142 beginning in the first quarter of fiscal year 2003. The adoption of SFAS 142 had no impact on its financial condition or results of operations as there was no goodwill or other intangible assets as of August 1, 2002. However, goodwill and other identifiable intangible assets associated with the acquisition of CBTM were accounted for in accordance with this new standard.

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and was adopted by the Company beginning in the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial condition or results of operations.

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

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company applied the provisions of SFAS 146 in January 2003 in connection with the lease abandonments discussed in note 11.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2003, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

13.    Subsequent Events

On February 5, 2003, the Company acquired Avasta, Inc. (Avasta), a provider of remote hosting and managed service operations located in San Francisco, California, in an all-stock transaction for approximately $370,000. The acquisition was made to enhance the Company’s ability to be a full service provider of applications management services and technology to its customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60 (representing a five-day average of the market value of the Company’s common stock) and $1.0 million drawn on the Atlantic Loan (see note 10) to settle certain of Avasta’s liabilities just prior to the acquisition date. The Agreement and Plan of Merger provides that up to an additional 1,004,518 shares of common stock may be issued in the event certain revenue targets are achieved through June 2003. In the table below, current liabilities includes management’s current estimate of amounts to be earned (approximately $1.6 million). The remaining negative goodwill of approximately $1.3 million reduced the recorded basis of other assets by approximately $0.2 million and property and equipment by approximately $1.1 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,074,032
Property and equipment	4,202,968

Total assets acquired	6,277,000
Current liabilities	4,906,751
Long-term debt	586

Total liabilities assumed	4,907,337

Net assets acquired	$1,369,663

The Company expects to complete its determination of the fair value accounting for the purchase in the third quarter ended April 30, 2003. In the event Avasta does not achieve the specified revenue targets, the recorded value of property and equipment will be further reduced by approximately $1.6 million.

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

Overview

NaviSite was incorporated in Delaware in December 1998 and, as of January 31, 2003, ClearBlue Technologies, Inc. (ClearBlue), its shareholders and affiliates collectively owned approximately 68.8% of NaviSite. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI, Inc. (CMGI). Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. Additionally, we operate two state of the art data centers, one in Andover, Massachusetts and one in San Jose, California. As a result of our acquisitions of ClearBlue Technologies Management, Inc. (CBTM) on December 31, 2002, we expanded our datacenter locations to Syracuse, New York.

NaviSite provides outsourced Web hosting and managed application services for companies conducting mission critical business on the Internet, including enterprises and other businesses deploying Internet applications. Our goal is to help customers focus on their core competencies by outsourcing the management and hosting of their Web operations and applications, allowing customers to fundamentally improve the efficiency of their Web operations. We also provide related professional and consulting services. Our focus on enhanced management services, beyond basic co-location and infrastructure services, allows us to meet the expanding needs of businesses as their Web sites and Internet applications become more complex. As a result of our recent acquisitions of CBTM and Avasta, we have added application services capabilities and application management capabilities.

As our core service offering, we provide “Always On Managed Hosting,”SM and we believe that there are a relatively small number of companies that combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering complex managed hosting services. We define “Always On Managed Hosting”SM as a combination of high availability infrastructure, high performance monitoring systems and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ Web operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

Recent Developments

In September 2002, in exchange for the consent of 400 River Limited Partnership (the Landlord) to the transaction between ClearBlue, Hewlett-Packard Financial Services Company (HPFS) and CMGI, ClearBlue entered into an agreement with the Landlord regarding the property located at 400 Minuteman Road in Andover, Massachusetts (the Building). Upon the consent of General American Life Insurance Company as mortgage holder of the Building, we intended to enter into a series of transactions (collectively, the Transactions) with the Landlord for the Building in the form of a purchase, sale and new lease of the Building, which was disclosed in our Form 10-Q filed on December 16, 2002.

On November 12, 2002, we entered into a letter agreement to extend the time to close the Transactions to January 31, 2003. Pursuant to that extension agreement, we would have received reimbursement from the Landlord: (1) for one-half of the base rent, taxes and insurance costs it incurs for the Building from November 13, 2002 to January 31, 2003 and (2) $400,000 in the event the Landlord rented to another tenant 35,000 square feet or more of the space in the Building before August 1, 2003. On January 31, 2003, we signed an agreement with the Landlord agreeing to terminate the above described Transactions.

On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (1) converted in full the $10 million note formerly held by CMGI and (2) converted $10 million of the $55 million notes formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the notes formerly held by HPFS that were not converted ($45,093,333). On December 12, 2002, we issued 5,128,205 shares of NaviSite common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, we issued 458,943 shares of NaviSite common stock for payments of interest due under the convertible notes on December 12, 2002. The $10.7 million of unamortized beneficial conversion feature related to the converted notes was expensed as interest expense in the second quarter of fiscal year 2003. As part of the conversion of the notes, $469,000 of accrued interest related to the converted notes was converted into 141,011 shares of our common stock at the time of the conversion of the converted notes.

On December 12, 2002 ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes (Unconverted Notes) in our common stock. On December 12, 2002, we paid approximately $1.1 million of interest (due December 31, 2002) related to the Unconverted Notes with 317,932 shares of NaviSite common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the New Note.

On December 12, 2002, ClearBlue cancelled warrants to purchase 346,883 shares of NaviSite common stock at an exercise price ranging from $86.55 to $103.80 per share.

On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. See the section entitled “Liquidity and Capital Resources” of this document for further discussion of the Atlantic Loan.

On December 31, 2002, we acquired all of the outstanding stock of CBTM in exchange for 567,978 shares of our common stock, representing 4.5% of our total outstanding common stock, inclusive of the common stock issued as part of this acquisition. The market price of our common stock at the time of the transaction was $2.25 per share. Immediately prior to its sale to NaviSite, CBTM was a wholly owned subsidiary of ClearBlue. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control, similar to a pooling-of-interests, whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts as of the date ClearBlue had control of both entities, September 11, 2002. CBTM’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at January 31, 2003 and its results of operations and cash flows for the three and five-months ended January 31, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six-month periods ended January 31, 2003, respectively. CBTM is operated as a wholly owned subsidiary of NaviSite.

On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. We charge ClearBlue actual costs incurred plus a 5% markup on labor costs only. In the three and six-month periods ended January 31, 2003, we charged ClearBlue $69,000. In connection with the Outsourcing Agreement, we entered into two notes, one whereby NaviSite will loan amounts to ClearBlue for working capital needs (NaviSite Loan)

and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The Two Notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. At March 14, 2003, ClearBlue owed us approximately $1.8 million under the NaviSite Loan. See the section entitled “Liquidity and Capital Resources” of this document for further discussion.

On February 5, 2003, we acquired all of the outstanding stock of Avasta, Inc. (Avasta) a California corporation. In consideration for the acquisition of Avasta, NaviSite issued 231,039 shares of its common stock (approximately 2% of its outstanding common stock, inclusive of the common stock issued as part of this acquisition) and agreed to issue up to an additional 1,004,518 shares of common stock (approximately 8% of our outstanding common stock, inclusive of all our common stock issued as part of this acquisition) in the event Avasta achieves certain revenue targets through June 2003. The average market price of NaviSite’s common stock two days before and two days after the close of the transaction was approximately $1.60 per share. Avasta is operated as a wholly-owned subsidiary and Avasta’s financial results will be incorporated into our results in the third quarter of fiscal year 2003 as of the acquisition date. As a condition of the acquisition, NaviSite was required to pay $1.0 million of Avasta’s pre-acquisition liabilities. The payment by NaviSite was funded through the Atlantic Note, which is described above and in the section entitled “Liquidity and Capital Resources” of this document. The integration costs of Avasta are expected to be funded through the cash on hand at Avasta at time of acquisition and through the $500,000 provided for in the Atlantic Note.

On February 19, 2003 the Board of Directors elected Mr. Arthur Becker, who continues to serve as one of NaviSite’s directors, as President and Chief Executive Officer of the Company, effective as of February 21, 2003, to succeed Ms. Patricia Gilligan. Ms. Gilligan will remain an employee of the Company until March 21, 2003 for the purposes of transition. Ms. Gilligan will receive a lump severance payment equivalent to one-year base salary pursuant to the terms of her Executive Retention Agreement, dated April 13, 2001, which was filed with the Company’s Form 10-Q for the period ended April 30, 2001.

Revenue

We derive our revenue primarily from managed hosting services such as managed application, managed servers, managed infrastructure, managed facilities and expertise services. As a result of our acquisitions of CBTM and Avasta, we added to and expanded upon our service offerings, to include application development, software services, custom application management services and packaged enterprise applications management services.

On September 11, 2002, CMGI sold its debt and equity interests in NaviSite to ClearBlue. On that date, we ceased to have a related party relationship with CMGI and its affiliates and as such the revenue generated from CMGI and its affiliates was classified as third-party revenue from that date forward.

Total revenue for the three-month period ended January 31, 2003 decreased 6% to approximately $14.8 million from approximately $15.7 million for the same period in fiscal year 2002. Included in the revenue for the three-month period ended January 31, 2003 is $7.1 million of revenue generated by CBTM. Excluding CBTM revenue, our revenue decreased 51% or approximately $8.0 million for the three-month period ended January 31, 2003. The decrease in revenue, net of CBTM revenue, for the three-month period ended January 31, 2003 resulted from the loss of customers, current customers downsizing their service levels and new customers contracting for initial service levels below our average contracted customer service level. Historically, our typical customers initially contract for services levels below our established customer average and expand their contracted services over the life of the relationship. Excluding the CBTM impact, during the three-month period ended January 31, 2003, we lost nine customers, with an estimated $3.7 million in annual revenues. The loss of these customers is partially off-set by the addition of eight new customers with an estimated $482,000 in annual revenue. As of January 31, 2003, we had a total of 315 customers. Not including CBTM customers, we had 146 customers, all unaffiliated, as compared to 172 unaffiliated customers and seven affiliated customers of CMGI at January 31, 2002.

Total revenue for the six-month period ended January 31, 2003 decreased 19% to approximately $28.3 million from approximately $35.0 million for the same period in fiscal year 2002. Included in the revenue for the six-month period ended January 31, 2003 is $12.4 million of revenue generated by CBTM. Excluding the CBTM revenue, our revenue would have decreased 55% or $19.1 million. The decrease in revenue, net of CBTM revenue, resulted from the loss of customers, customers downsizing their service levels and new customers contracting for initial service levels below our average contracted customer service level. Excluding the CBTM impact, during the six-month period ended January 31, 2003, we lost 18 customers, with an estimated  $5.8 million in annual revenues. The loss of these customers is partially off-set by the addition of 19 new customers with an estimated $1.5 million in annual revenue.

Included in the CBTM revenue for the three and six-month periods ended January 31, 2003, is approximately $274,000 and $289,000, respectively, of revenue related to the sale of equipment, at our cost, to one on-going customer. We provide other on-going services, including hosting and professional services, to this customer where we charge an amount in excess of our cost. This customer accounted for approximately $5.1 million, or 34% of our revenue for the three-months ended January 31, 2003 and for approximately $8.7 million, or 31% of our revenue for the six-months ended January 31, 2003.

Our revenue from related parties principally consisted of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we negotiated the services and levels of service to be provided, calculated the price of the services at those service levels based on our then-current standard prices, and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the three-month period ended January 31, 2003 four of these formerly related-party customers accounted for approximately 28% of revenue, net of CBTM revenue. In the six-month period ended January 31, 2003 five of these formerly related-party customers accounted for approximately 30% of revenue as compared to the same period in fiscal year 2002 where ten of these customers accounted for approximately 28% of revenue, net of CBTM revenue.

For fiscal year 2003, although we still expect some churn in our revenue base, primarily driven by pricing pressures, we believe that we have a fundamentally healthier base of customers. For fiscal year 2003, we expect lower annual revenue than fiscal year 2002. New revenue does not include equipment and other hardware rentals and, consequently, slower new revenue growth is partially offset by a higher percentage of services, which have higher margins.

Cost of Revenue

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities.

Cost of revenue in dollars decreased 53% to approximately $13.0 million for the three-month period ended January 31, 2003, from approximately $27.5 million for the same period in fiscal year 2002. Included in cost of revenues for the three-month period ended January 31, 2003 is $6.0 million of CBTM’s cost of revenue. Excluding CBTM and a net $7.2 million asset impairment charge taken in the second quarter of fiscal year 2002, cost of revenue decreased 66% to $7.0 million for the three-month period ended January 31, 2003 from $20.3 million for the same period in fiscal year 2002. Excluding CBTM and the second quarter fiscal year 2002 impairment charge, the $13.3 million dollar-value decrease in cost of revenue, resulted from: (1) a $3.5 million reduction in depreciation expense resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; (2) a $3.3 million reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002; (3) a $2.7 million reduction in headcount expense resulting from a decrease in cost of revenue personnel at January 31, 2003 to 74 from 178 at January 31, 2002; (4) a $1.1 million decrease in bandwidth expense; (5) a $894,000 decrease in maintenance expense; and (6) a $856,000 decrease in rent expense. As a percentage of revenue, cost of revenue, excluding CBTM and the second quarter fiscal year 2002 impairment charge, decreased 30% to 91% for the three-month period ended January 31, 2003, from the same period in fiscal year 2002.

Cost of revenue in dollars decreased 65% to approximately $26.6 million for the six-month period ended January 31, 2003, from approximately $76.3 million for the same period in fiscal year 2002. Included in cost of revenues for the six-month period ended January 31, 2003 is $9.9 million of CBTM’s cost of revenue. Excluding CBTM, a net $34.6 million asset impairment charge taken in the six month period ended January 31, 2002 and the severance charges taken in the six-month period ended January 31, 2003 and 2002 of $816,000 and $202,000, respectively, cost of revenue decreased 62% to $15.9 million for the six-month period ended January 31, 2003 from $41.5 million for the same period in fiscal year 2002. Excluding CBTM, the fiscal year 2002 impairment charges and the respective severance charges, the $25.6 million dollar-value decrease in cost of revenue, resulted from: (1) a $6.8 million reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002; (2) a $6.4 million reduction in depreciation expense resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; (3) a $4.5 million reduction in headcount expense resulting from a decrease in cost of revenue personnel; (4) a $2.2 million decrease in bandwidth expense; (5) a $1.7 million decrease in rent expense; and (6) a $1.4 million decrease in maintenance expense. As a percentage of revenue, cost of revenue, excluding CBTM, the fiscal year 2002 impairment charge, and the respective severance charges, decreased 16% to 100% for the three-month period ended January 31, 2003, from the same period in fiscal year 2002.

In the three-month period ended October 31, 2002, we changed our method of allocating rent expense to an actual per headcount from a method whereby departments were allocated rent expense based on the square footage available to that department. This change in methodology resulted in lowering cost of revenue rent expense for the three and six-month periods ended January 31, 2003 by approximately $278,000 and $492,000, respectively.

For fiscal year 2003, we are anticipating that the cost of revenue will decrease from the fiscal year 2002 levels on both an absolute and a unit cost basis. However, because of our restructuring efforts, we believe that we now have a flexible cost structure that allows us to better match costs with actual revenue levels. Further, because of the “fixed cost” nature of our business, and the economies of scale achieved by spreading the various layers of expertise and software tools and infrastructure across more customers, each new dollar of revenues is marginally more profitable. We expect our recent acquisitions to increase the absolute dollar level of cost of revenues, but to decrease cost of revenues as a percentage of revenue after these acquisitions are fully integrated.

Gross Margin

Gross margin improved to approximately a positive 12% of total revenue for the three-month period ended January 31, 2003 from approximately a negative 76% of total revenue for the same period in fiscal year 2002. Excluding CBTM and the impairment charge taken in the three-month period ended January 31, 2002, the gross margin for the three-month period ended January 31, 2003 improved to positive 9% from a negative 30% from the same period in fiscal year 2002. For the six-month period ended January 31, 2003, the gross margin improved to approximately a positive 6% of total revenue for the six-month period ended January 31, 2003 from approximately a negative 118% of total revenue for the same period in fiscal year 2002. Excluding CBTM, the net impairment charge taken in the six-month period ended January 31, 2002, and the respective severance charges, the gross margin for the six-month period ended January 31, 2003 improved to breakeven from a negative 19% from the same period in fiscal year 2002. We anticipate that our gross margins will improve as we realize the full impact of our fiscal year 2002 and first quarter 2003 cost savings initiatives in fiscal year 2003.

Operating Expenses

Product Development.    Product development expenses consist mainly of salaries and related employee costs. Product development expenses decreased 94% to approximately $121,000 in the three-month period ended January 31, 2003 from approximately $1.9 million for the same period in fiscal year 2002. CBTM does not currently have a product development department or personnel. As a percentage of revenue, excluding CBTM revenue, product development decreased to 2% in the three month-period ended January 31, 2003, from 12% for the same period in fiscal year 2002. The dollar value decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel at January 31, 2003 to 3 from 43 at January 31, 2002.

Product development expenses decreased 87% to approximately $503,000 in the six-month period ended January 31, 2003 from approximately $3.9 million for the same period in fiscal year 2002. As a percentage of revenue, excluding CBTM revenue and severance charges, product development decreased to 2% in the six-month period ended January 31, 2003, from 11% for the same period in fiscal year 2002. The dollar value decrease in product development expenses is primarily related to (1) reduced headcount and related costs resulting from the decrease in product development personnel at January 31, 2003 to 3 from 43 at January 31, 2002 and (2) decreased equipment costs.

In the first quarter of fiscal year 2002, we changed our method of allocating rent expense. This change in methodology resulted in lowering product development rent expense for the three and six month periods ended January 31, 2003, by approximately $18,000 and $29,000, respectively.

For fiscal year 2003, we expect the product development expenses to decline in dollar value and on a percentage of revenue basis as we narrow the focus of our investments in mobile infrastructure and Web services technologies. Additionally, we continue to augment our own product development capabilities by working with and leveraging key technology go-to-market partners.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses, including advertising, product literature, trade shows, marketing and direct mail programs.

Selling and marketing expenses decreased 60% to $1.0 million in the three-month period ended January 31, 2003 from $2.5 million for the same period in fiscal year 2002. Included in selling and marketing for the three-month period ended January 31, 2003 is $459,000 of CBTM’s selling and marketing expense. Excluding CBTM, sales and marketing expenses decreased 79% to $537,000 for the three-month period ended January 31, 2003 from $2.5 million for the same period in fiscal year 2002. As a percentage of revenue, excluding CBTM, sales and marketing decreased to 7% in the three-month period ended January 31, 2003 from 16% for the same period in fiscal year 2002. The $1.9 million decrease, excluding CBTM, resulted primarily from: (1) a $1.1 million reduction in headcount expenses related to a decrease in sales and marketing personnel at January 31, 2003 to 11 from 56 at January 31, 2002; (2) a $370,000 reduction in commission expense driven by decreased revenue levels; and (3) a $235,000 reduction in rent expense, of which approximately $117,000 resulted from our first quarter fiscal year 2003 change in methodology of allocating rent expense. During the three-month period ended January 31, 2003, we recognized $52,000 in severance expense related to three employees.

Selling and marketing expenses decreased 55% to $2.3 million in the six-month period ended January 31, 2003 from $5.1 million for the same period in fiscal year 2002. Included in selling and marketing for the six-month period ended January 31, 2003 is $702,000 of CBTM’s selling and marketing expense. Excluding CBTM, sales and marketing expenses decreased 70% to $1.6 million for the six-month period ended January 31, 2003 from $5.1 million for the same period in fiscal year 2002. As a percentage of revenue, excluding CBTM expenses, sales and marketing decreased to 10% in the six-month period ended January 31, 2003 from 15% for the same period in fiscal year 2002. The $3.6 million decrease, excluding CBTM, resulted primarily from: (1) a $2.0 million reduction in headcount expenses related to a decrease in sales and marketing personnel at January 31, 2003; (2) a $673,000 reduction in commission expense driven by decreased revenue levels; (4) a $493,000 reduction in rent expense, of which approximately $221,000 resulted from our first quarter fiscal year 2003 change in methodology of allocating rent expense; and (5) a $219,000 reduction in marketing programs. During the six-month period ended January 31, 2003, we recognized $131,000 in severance expense related to four employees.

For fiscal year 2003, we expect the sales and marketing expense to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002 and first quarter fiscal year 2003.

General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also, for periods before December 31, 2002, included are charges from CMGI for facilities and shared back office and business development support. In the three-month period ended October 31, 2002, we changed our methodology for allocating rent whereby we now allocate all excess rent to general and administrative expense. The rent allocation is based on average headcount in a period and the estimated rent per headcount. All excess rent is allocated to general and administrative expense. For the three and six-month period ended January 31, 2003, the excess rent allocated to general and administrative expense was $414,000 and $742,000, respectively.

General and administrative expenses decreased 34% to $4.7 million for the three-month period ended January 31, 2003 from $7.1 million for the same period in fiscal year 2003. Included in general and administrative for the three-month period ended January 31, 2003 is $1.7 million of CBTM’s general and administrative expense. Excluding CBTM, general and administrative expenses decreased 57% to $3.0 million for the three-month period ended January 31, 2003 from $7.1 million for the same period in fiscal year 2002. As a percentage of revenue, excluding CBTM, general and administrative expense for the three-month period ended January 31, 2003 decreased 11% to 40% as compared to 45% for the same period in fiscal year 2002. The $4.0 million decrease, net of CBTM, resulted primarily from: (1) a $1.3 million reduction in bad debt expense; (2) a $853,000 reduction in charges from CMGI; (3) a $782,000 reduction in headcount expense related to a decrease in general and administrative personnel at January 31, 2003 to 20 from 48 at January 31, 2002; (4) a $512,000 reduction in legal expense; (5) a $362,000 reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002; and (6) a $270,000 reduction in depreciation resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge offset by a $530,000 increase in rent expense, of which $414,000 is related to our new methodology of allocating rent. During the three-month period ended January 31, 2003, we recognized $72,000 in severance expense related to two employees.

General and administrative expenses decreased 41% to $8.2 million for the six-month period ended January 31, 2003 from $13.9 million for the same period in fiscal year 2003. Included in general and administrative for the six-month period ended January 31, 2003 is $2.3 million of CBTM’s general and administrative expense. Excluding CBTM, general and administrative expenses decreased 57% to $5.9 million for the six-month period ended January 31, 2003 from $13.9 million for the same period in fiscal year 2002. As a percentage of revenue, excluding CBTM, general and administrative expense for the six-month period ended January 31, 2003 decreased 6% to 37% as compared to 40% for the same period in fiscal year 2002. The $8.0 million decrease, net of CBTM, resulted primarily from: (1) a $3.1 million reduction in bad debt expense; (2) a $1.7 million reduction in charges from CMGI; (3) a $1.5 million reduction in headcount expense related to a decrease in general and administrative personnel at January 31, 2003; (4) a $1.2 million reduction in outside consultant expense; (5) a $539,000 reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002; (6) a $416,000 reduction in depreciation resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; and (7) a $335,000 reduction in legal expense offset by a $965,000 increase in rent expense, of which $742,000 is related to our new methodology of allocating rent. During the three-month period ended January 31, 2003, we recognized $130,000 in severance expense related to eight employees.

For fiscal year 2003, we expect the general and administrative expenses to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

Interest Income

Interest income increased 19% to $200,000 in the three-month period ended January 31, 2003, from $168,000 for the same period in fiscal year 2002. The increase is due primarily to income from customer equipment rentals under direct financing leases offset by a lower level of average cash on hand.

Interest income increased 43% to $473,000 in the six-month period ended January 31, 2003, from $332,000 for the same period in fiscal year 2002. The increase is due primarily to income from customer equipment rentals under direct financing leases offset by a lower level of average cash on hand.

Interest Expense

Interest expense increased 281% to $13.7 million in the three-month period ended January 31, 2003 from $3.6 million for the same period in fiscal year 2002. Included in interest expense for the three-month period ended January 31, 2003 is $259,000 of CBTM interest expense. Excluding CBTM, interest expense would have increased 276%. The increase is due primarily to a $10.7 million write off of beneficial conversion due to the $20 million conversion of debt.

Interest expense increased 145% to $17.6 million in the six-month period ended January 31, 2003 from $7.2 million for the same period in fiscal year 2002. Included in interest expense for the six-month period ended January 31, 2003 is $398,000 of CBTM interest expense. Excluding CBTM, interest expense would have increased 140%. The increase is due primarily to a $10.7 million write off of the beneficial conversion due to the $20 million conversion of debt.

Other Income (expense), net

Other income (expense) increased to $64,000 for the three-month period ended January 31, 2003 from $21,000 for the same period in fiscal year 2002. The increase is due primarily to gains realized on the sale of assets.

Other income (expense) increased to ($187,000) for the six-month period ended January 31, 2003 from $31,000 for the same period in fiscal year 2002. The increase in expense is due primarily to losses realized on the sale of assets.

Liquidity and Capital Resources

Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering in October 1999, related exercise of an over-allotment option by the underwriters in November 1999 and the Atlantic Note.

Our cash and cash equivalents decreased to $11.2 million at January 31, 2003 from $21.8 million at July 31, 2002 and we had working capital of $2.9 million at January 31, 2003 as compared to $16.5 million at July 31, 2002. Included in our January 31, 2003 working capital is approximately $4.1 million of negative working capital from CBTM. CBTM had $0 cash at January 31, 2003.

Net cash used in operating activities was $5.1 million for the six-month period ended January 31, 2003, resulting primarily from net losses and a decrease in accrued expenses and deferred revenue offset by depreciation and amortization and an increase in accounts payable.

Net cash used by investing activities was $1.1 million for the six-month period ended January 31, 2003, primarily associated with the investment in debt of Interliant, Inc. and is partially offset by the proceeds from the sale of assets and reduction in restricted cash. Net cash used by financing activities was $4.4 million for the six-month period ended January 31, 2003, comprised of payments of capital leases, the debt repayment to AppliedTheory Estate, and the payments to affiliate under a note payable, offset by the borrowings under a note payable to affiliate.

During the six-months ended January 31, 2003, our cash and cash equivalents decreased approximately $10.6 million. Included in this change was approximately $6.8 million in net cash expenditures that are non-recurring in nature. The $6.8 million in net non-recurring expenditures consists predominantly of: (1) a $3.2 million payment to CMGI for the settlement reached in fiscal year 2002; (2) a $2.0 million purchase of a debt interest in Interliant, Inc.; (3) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes outstanding; (4) a $770,000 payment to purchase Directors and Officer’s insurance for periods prior to September 11, 2002; (5) a $775,000 payment to ClearBlue for payroll related costs; (6) $1.3 million in severance payments; (7) a $600,000 settlement payment with Level 3; (8) a $490,000 prepayment of Directors’ and Officers’ insurance; (9) $403,000 in bonuses related to fiscal year 2002; and (10) a $100,000 payment on behalf of ClearBlue for legal costs; offset by (1) $2.5 million in customer receipts; (2) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement and (3) a $637,000 reduction in restricted cash due to the decrease in our line of credit.

On December 12, 2002, ClearBlue Finance, (1) converted in full the $10 million note formerly held by CMGI and (2) partially converted $10 million of the $55 million notes formerly held by HPFS. A New Note was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that were not converted ($45,093,333). On December 12, 2002, we issued 5,128,205 shares of NaviSite common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, we issued 458,943 shares of our common stock for payments of interest due under the convertible notes on December 12, 2002.

On December 31, 2002, CBTM was required to pay a $6.1 million liability owed to the AppliedTheory Estate as a result of CBTM’s acquisition of AppliedTheory. In order to fund the $6.1 million payment, CBTM entered into a $6.0 million line of credit with Unicorn, a related party to NaviSite and CBTM. CBTM drew down $4.6 million and together with cash on hand at December 31, 2002, paid the $6.1 million liability due to the AppliedTheory Estate. In January 2003, CBTM paid $2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, NaviSite entered into a Loan and Security Agreement with Atlantic and in February 2003, we drew down on this facility to pay off the remaining $2.0 million due Unicorn by CBTM. CBTM has a long-term liability of $6.0 million (Estate Liability) due the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum which is due and payable at the termination date of the Estate Liability.

On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. In connection with the Outsourcing Agreement, we entered into to two notes (collectively the Two Notes), one whereby NaviSite will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The Two Notes have interest rates of 8% per annum with a term ending July 31, 2003, subject to acceleration upon evidence of defaults, as defined. Interest is payable upon demand or, at the lender’s option, interest may be added to the outstanding balance due by the borrower. The Two Notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. The lenders under the Two Notes may demand payment from the borrower with 60 days written notice. The borrower may offset any amounts due to them under the Two Notes when making payment under its respective note. The Two Notes are secured by the accounts receivable of the respective borrowers. At March 14, 2003, ClearBlue owed us approximately $1.8 million under the NaviSite Loan.

As mentioned above, we entered into the $10 million Atlantic Loan with Atlantic, a related party, on January 29, 2003. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before November 1, 2003. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before February 1, 2004. Under the Atlantic Loan agreement, we can require Atlantic to loan us 1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; 2) $1.0 million for costs associated with our acquisition of Avasta, Inc.; and 3) up to $500,000 for the post acquisition working capital needs of Avasta, Inc. Atlantic, at its sole and absolute discretion, may advance other amounts to NaviSite such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of consolidated NaviSite accounts receivables. At February 28, 2003, we had borrowed $3.0 million under the Atlantic Loan and had approximately $5.3 million available, at Atlantic’s sole discretion, to us. The Atlantic Loan is secured by all of our receivables.

On February 5, 2003, we acquired all of the outstanding stock of Avasta. In consideration for the acquisition of Avasta, NaviSite issued 231,039 shares of its common stock (approximately 2% of its outstanding common stock, inclusive of the common stock issued as part of this acquisition) at closing and up to an additional 1,004,518 shares of common stock (approximately 8% of our outstanding common stock, inclusive of all our common stock issued as part of this acquisition) in the event Avasta achieves certain revenue targets through June of 2003. The average market price of NaviSite’s common shares two days before and two days after the close of the transaction was approximately $1.60 per share. As a condition of the acquisition, NaviSite was required to pay $1.0 million of Avasta’s pre-acquisition liabilities. The integration costs of Avasta are expected to be funded through the cash on hand at Avasta at time of acquisition and through the $500,000 facility allowed for under the Atlantic Loan. The Avasta operations are expected to generate cash for NaviSite for fiscal year 2003.

We currently anticipate that our available cash at January 31, 2003 combined with the additional funds available to us, at Atlantic’s sole discretion, under the Atlantic Loan, approximately $5.3 million at February 28, 2003, will be sufficient to meet our anticipated needs, barring unforeseen circumstances for working capital and capital expenditures through the end of fiscal year 2003. However, based on our current projections for fiscal year 2004, we will more than likely be required to raise additional funds to remain a going concern. Our projections for cash usage for the remainder of fiscal year 2003 assume: (1) our ability to retain customers in light of market and NaviSite uncertainties; (2) our ability to collect accounts receivables in a timely manner; (3) our ability to effectively integrate recent acquisitions and realize forecasted cash savings synergies and (4) our ability to achieve expected cash expense reductions. In addition, NaviSite is actively exploring the possibility of additional business combinations with other unrelated and related business entities. ClearBlue Atlantic, LLC is our majority stockholder and could unilaterally implement any such combinations. The impact on our cash resources of such business combinations cannot be determined. Further, continued market uncertainties, including delays or restrictions in IT spending, may affect our business results and our projected use of cash could also be impacted by any merger or acquisition activity.

To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of its evolving relationship with ClearBlue and its affiliates; (2) continue our practice of managing costs; (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions.; and (4) raise capital through third parties.

We may need to raise additional funds in order respond to competitive and industry pressures, to respond to operational cash shortfalls, to acquire complementary businesses, products or technologies, or to develop new, or enhance existing, services or products. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Our ability to raise additional funds may be impacted by: (1) the uncertainty surrounding our ability to continue as a going concern; (2) the de-listing of our stock from NASDAQ; (3) our inability to transfer back to the NASDAQ National Market in the future from the NASDAQ SmallCap Market; and (4) restrictions imposed on us by ClearBlue and its affiliates. Under our arrangement with ClearBlue we must obtain its consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive ClearBlue’s consent. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern, would be significantly limited.

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

Revenue Recognition.    We provide outsourced Web hosting and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenues related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage-of-completion method for revenue related to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 36 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term.

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

Impairment of Long-lived Assets.    We review our long-lived assets, primarily property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an interim impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative industry or economic trends;

•	Significant declines in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

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

Contractual Obligations and Commercial Commitments

In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. In addition, we had $51 million face value of long-term debt outstanding at January 31, 2003. Future payments required under these long-term obligations are as follows:

Payment Due by Period

(in thousands)

	Amounts in 000’s
As of 1/31/03	Total	Less than 1 year	1–3 years	4–5 years	After 5-years
Long-term and related party debt	$53,093	$2,000	$11,273	$36,062	$3,758
Interest on debt (1)	16,141	1,369	9,695	5,077
Capital leases	7,708	4,697	3,011	—	—
Operating leases	671	513	158	—	—
Bandwidth commitments	1,879	537	732	610	—
Level 3 agreement	1,154	1,154	—	—	—
Maintenance for hardware and software	1,054	1,018	37	—	—
Property leases	32,647	5,651	11,507	6,777	$8,712

Total	$114,347	$16,939	$36,413	$48,526	$12,470

(1)	interest waived through December 31, 2003

Related Party Transactions

At January 31, 2003, ClearBlue and its affiliates collectively owned approximately 68% of NaviSite. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI. CMGI had provided us with funding since our inception through the issuance of common stock, preferred stock and convertible debt. We continue sell our services to CMGI and to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was zero and $3.9 million for the three month periods ended January 31, 2003 and 2002, respectively, and $1.3 million and $9.7 million for the six months ended January 31, 2003 and 2002, respectively. As of September 11, 2002, the revenue from CMGI and CMGI affiliated companies is classified as third party revenue.

CMGI has historically provided us with accounting, systems, and related services at amounts that approximated fair value of services received in each of the periods presented in these financial statements. Subsequent to September 11, 2002, CMGI provided us with accounting systems support until we are migrated to the ClearBlue system. This service was contracted for through December 31, 2002. We also purchased certain employee benefits (including 401(k) plan participation by our employees) and insurance (including property and casualty insurance) through CMGI as well as certain marketing and business development services. As of September 11, 2002, we no longer received these services from CMGI.

On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue Technologies, Inc. (ClearBlue) whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s datacenters. We charge ClearBlue actual costs incurred plus a 5% mark-upon labor costs only. In the three and six-month period ended January 31, 2003, we charged ClearBlue $69,000. In connection with the Outsourcing Agreement, we entered into to two notes (collectively, the Two Notes), one whereby NaviSite will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The Two Notes have interest rates of 8% per annum with a term ending July 31, 2003, subject to acceleration upon evidence of defaults, as defined. Interest is payable upon demand or, at the lender’s option, interest may be added to the outstanding balance due by the borrower. The Two Notes may be draw down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. The lenders under the Two Notes may demand payment from the borrower with 60 days written notice. The borrower may offset any amounts due to them under the Two Notes when making payment under its respective note. The Two Notes are secured by the accounts receivable of the respective borrowers. At March 14, 2003, ClearBlue owed us approximately $1.8 million under the NaviSite Loan. The Two Notes are more fully described in the Liquidity section of this document. In addition to the amount due NaviSite under the NaviSite Loan, ClearBlue owed certain amounts to CBTM at the time of CBTM’s sale to NaviSite. At January 31, 2003, CBTM had a receivable of $1.8 million outstanding from ClearBlue.

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

We have a history of losses and may never achieve profitability and may not continue as a going concern. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of January 31, 2003, we had approximately $11.2 million of cash and cash equivalents, working capital of $2.9 million and had incurred losses since inception resulting in an accumulated deficit of $366.9 million. We currently anticipate that our available cash will be insufficient to meet our needs beyond the end of fiscal year 2003. Our projections for cash usage are based on a number of assumptions, including: (1) our ability to retain customers in light of market uncertainties and NaviSite’s uncertain future; (2) our ability to collect accounts receivables in a timely manner; (3) our ability to effectively integrate recent acquisitions and realize forecasted cash savings synergies and (4) our ability to achieve expected cash expense reductions. Further, the projected use of cash and business results could be affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity. Accordingly, we will have to raise additional funds to continue as a going concern and such funds may not be available or may not be available on favorable terms. Management is working to address these uncertainties, although we cannot assure you that these efforts will be successful and that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will be able to raise additional funds and continue as a going concern.

ClearBlue and its affiliates, collectively, own a majority of our outstanding common stock and may have interests that conflict with the interests of our other stockholders. At March 14, 2003, ClearBlue and its affiliates owned, directly or indirectly through its wholly owned subsidiaries and/or its shareholders approximately 67.52% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the New Note, ClearBlue would own approximately 79.78% of the outstanding capital stock of NaviSite. Accordingly, ClearBlue has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, ClearBlue, upon conversion of the New Note, would be able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that ClearBlue could effect a sale or merger of our company without the consent of our other stockholders. ClearBlue’s ownership may have the effect of delaying, deterring or preventing a change in control of our company or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

After the consummation of the above transactions on September 11, 2002, the board of directors of NaviSite, which had consisted of David S. Wetherell and George A. McMillan, elected Andrew Ruhan, Chairman of ClearBlue, and Arthur Becker, director of ClearBlue, to the board. As a result of CMGI’s reduction in ownership of NaviSite, Messrs. Wetherell and McMillan resigned from the board effective October 2, 2002. Also, Gabriel Ruhan, the Chief Operating Officer and a director of ClearBlue and the brother of Andrew Ruhan, was subsequently elected to the board. Thus, prior to January 27, 2003, NaviSite’s board of directors was composed solely of executives of ClearBlue. On January 27, 2003, NaviSite elected three independent directors to its board, James Pluntze, James H. Dennedy and Kenneth A. MacAlpine. Accordingly, ClearBlue executives now comprise one-half of the Board and could block any proposal at the Board level. In addition, ClearBlue has the power, acting alone as a stockholder, to maintain a majority of the board of directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval regardless of how our other stockholders may vote. ClearBlue may have interests that conflict with the interests of our other stockholders.

ClearBlue and its affiliates, collectively, as a majority stockholder, may combine NaviSite with ClearBlue or a ClearBlue affiliate, which may result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations. Additional risks include the difficulty in assimilating acquired operations, technologies and personnel and changes in management or other key personnel that may harm relationships with our customers and employees. We cannot assure you that, in the event of such a combination with ClearBlue or its affiliates, the combined business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

Our common stock may not be transferred back to the NASDAQ National Market or could be delisted from the NASDAQ SmallCap Market. We have received in the past deficiency notices from NASDAQ related to, among other things, our minimum bid price per share, our shareholders’ equity amount and our lack of independent directors for a certain period. On June 4, 2002, NASDAQ approved our transfer application from The NASDAQ National Market and our common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 10, 2002.

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

You may experience dilution because of recent transactions between ClearBlue, HPFS and CMGI. The Convertible Notes obtained by ClearBlue from HPFS and CMGI include terms that allow ClearBlue, in its discretion, to convert $45 million principal amount of the New Note into common stock at a conversion price of

$3.90 per share. This conversion would increase the number of issued and outstanding shares of our common stock by 11,562,393 shares. On December 12, 2002, ClearBlue converted $20 million of the $65 million of Convertible Notes into 5,128,205 shares. In addition, upon the prior written consent of ClearBlue, we may pay all or a portion of the interest due to ClearBlue with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders’ percentage of ownership will be reduced and they may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those currently held by ClearBlue, we must issue ClearBlue additional shares of our common stock, which will further dilute existing stockholders.

Integration of acquisitions may not proceed as planned. On December 31, 2002, we acquired all of the outstanding capital stock of CBTM and on February 4, 2003 we acquired Avasta. In order to successfully integrate the operations, products and people of CBTM and Avasta, we will have to devote a significant amount of management resources to integrate the acquired business with our existing business. CBTM and Avasta may not produce the revenues, cash savings, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. As a result, we may incur higher costs, and realize lower revenues than we had anticipated.

A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact to our business results and cash flow. One of CBTM’s customers represented approximately $8.7 million, or 70% of CBTM’s revenue, for the six month period ended January 31, 2003 and approximately 31% of our consolidated revenue for the six-month period ended January 31, 2003. Although this customer has been a long-term customer of CBTM’s,we cannot guarantee that we will be able to retain this customer or to maintain the same level of services to such customer. If we were to lose this customer or suffer a reduction in the amount of services we provide to this customer, it would have a significant adverse impact on both our business results and cash flows.

The loss of key officers, key management and other personnel could adversely affect our ability to successfully execute our business strategy or to continue to provide services to our customers. We believe that the continued service of key personnel is a key component of the future success of our business. The departure of Tricia Gilligan, as our President and Chief Executive Officer, may have negative ramifications on our customer relations and operations. None of our key officers or personnel is currently a party to an employment agreement with us. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our key personnel. Furthermore, the loss of key members of our sales and marketing teams or key technical service personnel could adversely affect relations with our customers. Any loss of key technical personnel could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Over the past year, we have had significant reductions in force and a number of departures of key management. In addition, with Atlantic having recently become our majority stockholder and taken seats on our board of directors, there could be additional changes in management. In the event that future reductions or departures of employees occurs, our ability to successfully execute our business strategy, or to continue to provide services to our customers, could be adversely affected.

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

We currently purchase certain employee benefits (including 401(k) plan participation by our employees) under ClearBlue’s benefit plans, and there is no guarantee that we will be able to continue to purchase these employee benefits from ClearBlue or at the same cost, if at all. Upon ClearBlue’s acquisition of NaviSite, we were no longer eligible to purchase certain employee benefits under CMGI’s benefit plans. Subsequent to our acquisition by ClearBlue, we contracted with ClearBlue to purchase certain employee benefits (including 401(k) plan participation by our employees). We were eligible to purchase certain benefits from ClearBlue as long as we remained an 80% owned subsidiary. In the event that we were ineligible, or that ClearBlue declined to allow us, to purchase these employee benefits on our own, we cannot assure you that we would be able to do so at the same cost, which could have an adverse impact on our costs and results of operations.

If the market for Internet commerce and communication does not continue, or it continues to decrease, there may be insufficient demand for our services and, as a result, our business strategy may not be successful. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is relatively new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue, our business strategy may not be successful because there may not be a continuing market demand for our Web site and Internet application hosting and management services. Our growth could be substantially impaired if the market for Internet application services fails to continue to develop or if we cannot continue to achieve broad market acceptance.

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

If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sales and marketing as well as provision of our Internet application services may be unsuccessful. We believe that to penetrate the market for Web site and Internet application hosting and management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease select software applications from Internet application software vendors. The loss of our ability to continually obtain and utilize any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications which meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

In the event that we complete additional acquisitions, we will face additional risks. These risks include the following: difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business’s customers and employees. We cannot assure you that any acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

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

In the event we were to change our business strategy whereby the facility component of our service delivery would be outsourced to data centers owned by third parties rather than NaviSite and these third party data centers were not successful, our business could be materially adversely affected. We continue to evaluate our business model whereby we provide integrated managed hosting services in data centers owned by third parties in addition to our own data centers. We believe that this approach will augment our existing management expertise, software and operating processes with third-party infrastructure and geographic reach. We would rely on these providers to supply critical components of our business, and we may not have direct control over the facility or any of these components. This new business strategy may not be successful due to failures of such third-party data center providers. We may not be able to attract new customers or renew current customers as such customers may require us to own the facility being utilized. If the third-party data center providers are inadequate or if our present or potential customers prefer that we own the data centers, our business could be materially adversely affected.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to interest rates related to our cash and cash equivalents and our fixed rate long term debt. As of January 31, 2003, we had approximately $11.2 million in cash and cash equivalents primarily invested in money market accounts which bear interest at market rates. As of January 31, 2003, we had approximately $51.4 million of fixed rate convertible debt with ClearBlue. Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. We estimate that a one percentage point decrease or increase in interest rates on the $45.1 million convertible debt would increase or decrease the fair value of the debt by $1.3 million or $1.3 million, respectively.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

With respect to the class action lawsuits filed in June 2001 against us, among other defendants, on February 19, 2003, an opinion and order was issued on the defendants’ motion to dismiss essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendants. Disclosure relating to this matter was previously set forth in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds

(c)	Recent Sales of Unregistered Securities

On December 12, 2002, NaviSite issued 5,128,205 shares of NaviSite common stock to ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), upon (i) ClearBlue Finance’s conversion in full of the $10 million note formerly held by CMGI, Inc. and (ii) ClearBlue Finance’s $10 million partial conversion of the $55 million note formerly held by HPFS. A new note was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333.33).

On December 12, 2002 ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes in our common stock. On December 12, 2002, we prepaid the $1.1 million of interest related to the unconverted notes into 317,932 shares of NaviSite common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the unconverted Notes.

On December 31, 2002, we acquired all of the outstanding stock of CBTM in exchange for 567,978 shares of our common stock, representing approximately 4.5% of our outstanding common stock, inclusive of the common stock issued as part of the CBTM acquisition. The market price of our common stock at the time of the transaction was $2.25 per share.

On February 4, 2003, we issued 231,039 shares of our common stock to the stockholders of Avasta, Inc.

The shares of NaviSite common stock issued as interest payments under the convertible notes, the shares of NaviSite common stock issued upon conversion of the convertible notes and the shares of NaviSite common stock issued to Avasta’s stockholders in connection with our acquisition of Avasta as described above were issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on January 21, 2003, the Company’s stockholders approved the following:

	Total Vote For Each Director	Total Vote Withheld From Each Director
(1) To elect three members of the board of directors of NaviSite to serve for one-year terms.

Nominees:
Andrew Ruhan	95,088,284	431,685
Arthur Becker	95,090,533	429,436
Gabriel Ruhan	95,098,123	421,846

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
(2) To ratify the appointment by the board of directors of KPMG LLP as the independent auditors of NaviSite for the fiscal year ending July 31, 2003	95,414,998	90,317	14,654	0

Since the record date (December 2, 2002) for our Annual Meeting of Stockholders held on January 21, 2003 was prior to the effective date of the reverse stock split of our common stock, the number of votes cast for each matter at our Annual Meeting as described above has not been adjusted to give effect to our reverse stock split.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Acquisition Corp., Avasta, Inc. and the Registrant.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2002.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003.

10.1	Sublease, dated as of December 20, 2002, by and between NaviPath, Inc. and the Registrant.

10.2	Outsourcing Services Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant.

10.3

Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant.

10.4	Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower.

10.5	Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender.

10.6	Loan and Security Agreement, dated as of January 29, 2003, by and between Atlantic Investors, LLC as Lender and the Registrant as Borrower.

10.7	Letter Agreement regarding Extension of Closing Transactions, dated January 31, 2003, to the Registrant from 400 River Limited Partnership.

10.8	Severance Agreement and General Release, dated as of February 21, 2003, to Patricia Gilligan from the Registrant.

10.9	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 13, 2003, we filed a Current Report on Form 8-K, dated December 31, 2002, under Items 2 and 7, with respect to our acquisition of CBTM.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVISITE , INC .
By:	/ s / KEVIN H. LO
Kevin H. Lo Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: March 17, 2003

CERTIFICATIONS

I, Arthur Becker, certify that:

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

Date:  March 17, 2003

/s/ ARTHUR BECKER
Arthur Becker President and Chief Executive Officer (Principal Executive Officer)

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

Date: March 17, 2003

/s/ KEVIN H. LO
Kevin H. Lo Chief Financial Officer (Principal Financial Officer)