Form 10-Q
period 2003-04-30
NAVISITE INC
filed 2003-06-17
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-27597

NaviSite, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (Zip Code)

(978) 682-8300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of June 16, 2003, there were 12,852,709 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	4/30/2003	7/31/2002

	(In thousands, except par value)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,346	$21,842
Accounts receivable, less allowance for doubtful accounts of $427 and $617 at April 30, 2003 and July 31, 2002, respectively	10,419	3,553
Due from affiliates	4,141	3,724
Prepaid expenses and other current assets	2,155	3,292
Assets held for sale	80	1,022

Total current assets	24,141	33,433
Property and equipment, net	16,441	12,412
Other assets	5,511	3,839
Intangible assets	4,560	—
Goodwill	3,693	—
Restricted cash	3,865	3,850

Total assets	$58,211	$53,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Due to affiliate	$3,000	$—
Due to CMGI	—	3,241
Accounts payable	4,618	1,803
Accrued expenses	21,344	7,932
Deferred revenue	1,222	1,619
Customer deposits	188	199
Capital lease obligations, current portion	2,736	2,123

Total current liabilities	33,108	16,917
Capital lease obligations, less current portion	2,354	378
Long term note payable	6,000	—
Convertible notes payable to affiliate, net	22,868	27,695

Total liabilities	64,330	44,990
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at April 30, 2003 and July 31, 2002	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 12,852 and 6,248 shares at April 30, 2003 and July 31, 2002, respectively	129	62
Translation adjustment	(1)
Additional paid-in capital	371,596	345,820
Accumulated deficit	(377,843)	(337,338)

Total stockholders’ equity (deficit)	(6,119)	8,544

Total liabilities and stockholders’ equity (deficit)	$58,211	$53,534

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	4/30/2003	4/30/2002	4/30/2003	4/30/2002

	(In thousands, except per		(In thousands, except per
	share data)		share data)

	(unaudited)		(unaudited)
Revenue:
Revenue	$15,877	$9,113	$42,818	$34,343
Revenue, related parties	—	5,604	1,310	15,327

Total revenue	15,877	14,717	44,128	49,670
Cost of revenue	13,633	14,150	40,246	55,834
Impairment of long-lived assets	—	(3,985)	—	30,600

Total cost of revenue	13,633	10,165	40,246	86,434

Gross margin (deficit)	2,244	4,552	3,882	(36,764)
Operating expenses:
Product development	121	1,003	624	4,925
Selling and marketing	1,367	2,731	3,632	7,869
General and administrative	4,729	2,622	12,949	16,543
Costs associated with abandoned leased facilities and restructuring/impairment	3,819	(2,495)	6,127	(2,495)

Total operating expenses	10,036	3,861	23,332	26,842

Loss from operations	(7,792)	691	(19,450)	(63,606)
Other income (expense):
Interest income	157	389	630	721
Interest expense	(2,448)	(3,763)	(20,073)	(10,948)
Other income (expense), net	(909)	639	(1,096)	670

Net loss	$(10,992)	$(2,044)	$(39,989)	$(73,163)

Basic and diluted net loss per common share	$(0.86)	$(0.35)	$(4.17)	$(13.95)

Basic and diluted weighted average number of common shares outstanding	12,845	5,917	9,587	5,243

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	4/30/2003	4/30/2002

	(In thousands)

	(unaudited)
Cash flows from operating activities:
Net loss	$(39,989)	$(73,163)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,786	15,999
Amortization of beneficial conversion feature to interest expense	15,173	3,389
Interest on debt paid in stock	2,098	3,118
Costs associated with abandoned lease facilities	6,127	—
Impairment of assets held for sale	1,042	—
Impairment of long-lived assets	—	30,600
(Gain) loss on disposal of assets	250	(681)
Provision for bad debts	333	3,609
Amortization of interest related to stock warrants issued with notes to CMGI	—	1,172
Changes in operating assets and liabilities:
Accounts receivable	1,357	2,978
Prepaid expenses and other current assets	986	(189)
Other assets	341	(379)
Due to affiliates	(292)	1,145
Due to CMGI	(3,241)	6,381
Accounts payable	(1,132)	(8,373)
Customer deposits	(11)	30
Accrued expenses and deferred revenue	(904)	(6,784)

Net cash used for operating activities	(10,076)	(21,148)
Cash flows from investing activities:
Purchases of property and equipment	(331)	(3,639)
Purchase of debt securities	(1,963)	—
Cash acquired, net of cash paid for businesses	3,759	—
Proceeds from sale of Streaming Media Division assets	—	1,600
Proceeds from the sale of equipment	395	646
Loans to related parties	(1,396)	—
Other assets	—	(237)
Restricted cash	637	1,201

Net cash provided/(used) for investing activities	1,101	(429)
Cash flows from financing activities:
Issuance of convertible notes payable	—	30,000
Proceeds from exercise of stock options and employee stock purchase plan	—	35
Payment of capital lease obligations	(2,421)	(1,165)
Payments under note payable	—	(937)
Debt repayment to AppliedTheory Estate	(6,100)	—
Borrowing under note payable to affiliate	5,600	—
Payments under note payable to affiliate	(2,600)	—
Payments of software vendor obligations	—	(679)

Net cash used for financing activities	(5,521)	27,254

Net (decrease)/increase in cash and cash equivalents	(14,496)	5,677
Cash and cash equivalents, beginning of period	21,842	22,214

Cash and cash equivalents, end of period	$7,346	$27,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,559	$2,217

Acquisitions of businesses:
Assets acquired	$12,122
Liabilities assumed	(7,993)
Common Stock issued	(370)

Cash acquired, net of cash paid for businesses	$3,759

See accompanying notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite, we, us or our) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on October 29, 2002.

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

      On December 12, 2002, our board of directors, pursuant to authority previously granted by our stockholders at the annual meeting on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15). January 7, 2003 was the effective date for the reverse stock split. All per-share amounts and number of shares outstanding have been restated to give effect to the reverse stock split.

Change in Controlling Ownership

      Through September 10, 2002, we were a majority owned subsidiary of CMGI, Inc. (CMGI). On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue Technologies, Inc. (ClearBlue), a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the CMGI Agreement), CMGI sold and transferred to ClearBlue 4,735,293 shares of our common stock, $0.01 par value per share, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 346,883 shares of our common stock and a convertible note of NaviSite with an aggregate principal amount outstanding of $10 million. The $10 million convertible note was convertible into 2,564,103 shares of our common stock, under certain circumstances as defined therein.

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the HPFS Agreement), HPFS sold and transferred to ClearBlue 213,804 shares of our common stock, representing approximately 3.4% of our outstanding capital stock, and a convertible note of NaviSite with an aggregate principal amount outstanding of approximately $55 million, convertible into 14,126,496 shares of our common stock, under certain circumstances as defined therein.

      On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10 million note formerly held by CMGI and (ii) partially converted $10 million of the $55 million notes formerly held by HPFS. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

formerly held by HPFS that was not converted ($45,093,333). On December 12, 2002, we issued 5,128,205 shares of our common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million notes formerly held by HPFS and issued 458,943 shares of our common stock for payments of interest due under the convertible notes.

      On December 13, 2002, ClearBlue transferred beneficial ownership of all of its shares of our common stock (except for a fractional share which it retained) to its shareholders, ClearBlue Atlantic, LLC (ClearBlue Atlantic), HPFS, CMGI and an employee of ClearBlue Technologies Management, Inc. (CBTM) on a pro rata basis according to its shareholders’ ownership of ClearBlue. As of April 30, 2003, ClearBlue Atlantic is the majority owner of NaviSite. As of April 30, 2003 ClearBlue Equity, ClearBlue Finance, ClearBlue and ClearBlue Atlantic beneficially own 20,240,970 shares of our common stock, representing approximately 79.8% of the outstanding shares of common stock on a fully converted basis. Of these shares, 11,562,393 represent the number of shares of common stock that ClearBlue Finance has a right to acquire through conversion of the principal amount of the New Note. As a result of these changes in ownership since September 11, 2002 involving ClearBlue and its affiliates, the utilization of our federal and state tax net operating loss carryforwards will be severely limited pursuant to Internal Revenue Code Section 382.

      Also, as a result of the change in ownership, the agreement between NaviSite and CMGI, whereby CMGI provided certain facilities and administrative support services for us, automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002 as we transitioned to a service agreement with ClearBlue or to other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003, and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with ClearBlue and other third-party suppliers for these services.

      On December 31, 2002, NaviSite, a majority owned subsidiary of ClearBlue and its affiliates, completed the acquisition of CBTM, a wholly owned subsidiary of ClearBlue, in exchange for 567,978 shares of our common stock, representing 4.5% of our total outstanding common stock, inclusive of the common stock issued as part of the acquisition. The market price of our stock at the time of the transaction was $2.25 per share. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts. Accordingly, our historical consolidated financial statements have been restated to include the financial results back to the initial date on which ClearBlue acquired a controlling interest in both NaviSite and CBTM (September 11, 2002). CBTM’s balance sheet has been included in our Consolidated Balance Sheet at April 30, 2003, and CBTM’s results of operations and cash flows for the three and eight-months ended April 30, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine-month periods ended April 30, 2003, respectively. CBTM is operated as a wholly owned subsidiary of NaviSite.

Impact of Acquisitions

      In addition to the acquisition of CBTM, as discussed above, during fiscal year 2003, we completed the acquisitions of Avasta, Inc., a California corporation (Avasta), and Conxion Corporation, a California corporation (Conxion), which are included in our Consolidated Balance Sheet at April 30, 2003. The results of operations and cash flows from Avasta and Conxion are included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine-month periods ended April 30, 2003 from their respective dates of acquisition, February 5, 2003 and April 2, 2003. See Note 6 for further discussion of our fiscal year 2003 acquisitions.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2.	Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of NaviSite and our wholly owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., CBTM, Avasta and Conxion after elimination of all significant intercompany balances and transactions.

      Additions to or changes in our accounting policies since July 31, 2002 are discussed in Note 13. For a complete description of our accounting policies, see Note 2 to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K.

      Cash and Cash Equivalents Cash equivalents consist of a money market fund that invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities and repurchase agreements.

      Revenue Recognition Revenue consists of monthly fees for Web site and application management, application rentals, hosting, and professional services. Revenue (other than installation fees) is generally billed and recognized over the term of the customer contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Installation fees are recognized over the estimated life of the related customer contract. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 3.5% of total revenues for the nine-month period ended April 30, 2003, performed over extended periods are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

      During fiscal 2003, we leased certain of our owned and leased equipment to our customers in arrangements that are treated as direct financing agreements. As such, we recognize the difference between the carrying value of the equipment and the minimum lease payments due from the customer as income over the life of the contract using the lease’s implicit interest rate. In the three and nine-month periods ended April 30, 2003, we recognized $142,000 and $466,000, respectively, of interest income related to direct financing leases.

      Concentrations of Credit Risk Financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 25% and 29% of our total revenues for the three and nine months ended April 30, 2003, respectively. Accounts receivable at April 30, 2003 include approximately $2.7 million due from this third-party customer. ClearBlue, a related party, owed NaviSite approximately $4.1 million as of April 30, 2003, as described in Note 11.

      Comprehensive Income (Loss) Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      For the three and nine-month periods ended April 30, 2003 and 2002, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three and nine-month periods ended April 30, 2003, 3,041 and 3,987 shares, respectively, and for the three and nine months ended April 30, 2002, 18,483 and 59,605 shares, respectively, related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss.

      Foreign Currency The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)).

      Stock-Based Compensation We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based compensation (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	(Unaudited)		(Unaudited)

	2003	2002	2003	2002

Net loss, as reported	$(10,992)	$(2,044)	$(39,989)	$(73,163)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,541)	(4,538)	(7,033)	(20,613)

Net loss, as adjusted	$(12,533)	$(6,582)	$(47,022)	$(93,776)

Loss per share:
Basic and diluted — as reported	$(.86)	$(.35)	$(4.17)	$(13.95)
Basic and diluted — as adjusted	$(.98)	$(1.11)	$(4.90)	$(17.88)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

NaviSite:
Risk-free interest rate	2.06%	2.23%	2.06%	2.23%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	140.69%	150.37%	161.24%	194.70%
Expected life (years)	3.06	2.12	3.06	2.12
Weighted average fair value of options granted during the period	N/A	$4.02	2.88	$4.49
CMGI
Risk-free interest rate	0.00%	2.79%	2.79%	2.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	0.00%	.97%	.97%	.97%
Expected life (years)	0.0	5.85	5.85	5.85
Weighted average fair value of options granted during the period	N/A	N/A	N/A	N/A

3.     Liquidity

      As of April 30, 2003, we had approximately $7.3 million of cash and cash equivalents, a working capital deficit of $9.0 million and an accumulated deficit of $377.8 million. Our operations prior to September 11, 2002 had been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt to strategic investors, our initial public offering in October 1999 and related exercise of an over-allotment option by the underwriters in November 1999. Prior to the acquisition by NaviSite of CBTM on December 31, 2002, CBTM had been funded primarily by its parent company, ClearBlue, through various private investors. For the year ended July 31, 2002, consolidated cash flows used for operating activities totaled $27 million and for the nine months ended April 30, 2003 and 2002 consolidated cash flows used for operating activities totaled $10.1 million and $21.1 million, respectively.

      During the nine months ended April 30, 2003, our cash and cash equivalents decreased by approximately $14.5 million. Included in this change was approximately $5.3 million in net cash expenditures that are non-recurring in nature, which consist predominantly of: (1) a $3.2 million payment to CMGI for the settlement of intercompany balances reached in fiscal year 2002; (2) a $2.1 million payment to Unicorn Holdings related to a CBTM note; (3) a $2.0 million purchase of a debt interest in Interliant, Inc. (See note 6); (4) a $1.9 million payment to common shareholders of Conxion for the purchase of Conxion; (5) $1.9 million in severance payments; (6) $1.6 million related to lease buyout; (7) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes then outstanding (see Note 9 for ClearBlue waiver of interest from December 12, 2002 through December 31, 2003); (8) a $1.1 million payment to Avasta creditors in accordance with the Avasta acquisition; (9) a $770,000 payment to purchase directors’ and officers’ insurance for periods prior to September 11, 2002; (10) a $505,000 unsecured loan to ClearBlue for payroll related costs; (11) a $600,000 settlement payment with Level 3, Inc.; (12) a $500,000 payment related to vendor settlements; (13) a $490,000 prepayment of directors’ and officers’ insurance; (14) $473,000 in legal and audit fees related to our acquisitions; (15) $403,000 in bonuses related to fiscal year 2002 and (16) a $100,000 payment on behalf of ClearBlue for legal costs; partially offset by: (i) $5.5 million in cash from acquisitions; (ii) $3.0 million from Atlantic LLC related to the payoff of

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

the CBTM note to Unicorn Holdings and the Avasta creditors; (iii) $2.8 million in one-time customer receipts; (iv) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement; (v) a $737,000 receipt from CMGI related to a contract settlement; and (vi) a $637,000 reduction in restricted cash due to the decrease in our line of credit.

      We currently anticipate that our available cash at April 30, 2003 combined with (1) the additional funds available under the Loan and Security Agreement between NaviSite and Atlantic (see Note 11), approximately $500,000 at May 31, 2003; and (2) the accounts receivable financing agreement line established with Silicon Valley Bank (SVB) (see Note 14), with approximately $2.8 million drawn down and $2.9 million available (based upon outstanding accounts receivable at May 31, 2003) will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures through the end of fiscal year 2003. However, based on our current projections for fiscal year 2004, we will more than likely need to raise additional funds to remain a going concern. Our projections for cash usage for the remainder of fiscal year 2003 are based on a number of assumptions, including: (1) our ability to retain customers in light of market uncertainties and our uncertain future; (2) our ability to collect accounts receivables in a timely manner; (3) our ability to effectively integrate recent acquisitions and realize forecasted cash-saving synergies; and (4) our ability to achieve expected cash expense reductions. In addition, we are actively exploring the possibility of additional business combinations with other unrelated and related business entities. ClearBlue and its affiliates collectively own a majority of our outstanding common stock and could unilaterally implement any such combination. The impact on our cash resources of such business combinations cannot be determined. Further, our projected use of cash and business results could be adversely affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity.

      To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of our evolving relationship with ClearBlue and its affiliates; (2) continue our practice of managing costs; (3) aggressively pursue new revenue through channel partners, direct sales and acquisitions; and (4) attempt to raise capital through third parties.

      We may also need to raise additional funds in order respond to competitive and industry pressures, to respond to operational cash shortfalls, to acquire complementary businesses, products or technologies, or to develop new, or enhance existing, services or products. In addition, on a long-term basis, we will more than likely require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Our ability to raise additional funds may be negatively impacted by: (1) the uncertainty surrounding our ability to continue as a going concern; (2) our inability to transfer back to the NASDAQ National Market in the future from the NASDAQ SmallCap Market; and (3) restrictions imposed on us by ClearBlue and its affiliates. Under our arrangement with ClearBlue, we must obtain ClearBlue’s consent in order to issue debt securities or sell shares of our common stock to affiliates, and ClearBlue might not give that consent. In addition, SVB accounts receivable financing agreement contains certain restrictive covenants that require us to obtain their approval before entering into certain debt arrangements. We may not receive this approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. There can be no assurance that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on a timely basis or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or respond to competitive pressures could be significantly limited, and we might not continue as a going concern.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.     Impairment of Assets Held for Sale

      During the third fiscal quarter of 2003 we evaluated the net realizable value of our assets held for sale and determined, based upon third party quotes for purchase of these assets, that the net fair market value of our assets held for sale was approximately $80,000, as compared to their carrying value of approximately $1.1 million. As a result, we recorded a $1.0 million charge related to the reduction in the net realizable value of our assets held for sale at April 30, 2003. We expect the majority of these assets to be sold to third parties over the next three months.

5.     Property and Equipment

      Property and equipment at April 30, 2003 and July 31, 2002 are summarized as follows:

	April 30, 2003	July 31, 2002

	in thousands
		audited
Office furniture and equipment	$2,098	$1,232
Computer equipment	22,276	15,237
Software licenses	9,283	8,982
Leasehold Improvements	6,720	3,717

Total Property and Equipment	40,377	29,168
Less Accumulated Depreciation	(23,936)	(16,756)

Net Property and Equipment	$16,441	$12,412

      As a result of our abandoning our administrative space located on the second floor of our leased facility at 400 Minuteman Road in Andover, MA on January 31, 2003, certain long-lived assets consisting mostly of leasehold and furniture and fixtures were abandoned. We took a charge against our earnings in the second quarter of fiscal 2003 of approximately $62,000 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

6.     Acquisitions

      CBTM We acquired CBTM in December 2002 in a transaction accounted for as a combination of entities under common control (i.e., “as if pooling”) (see Note 1). In June 2002, prior to our acquisition of CBTM, CBTM acquired substantially all of the assets used or useful in the web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (AppliedTheory), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, the acquisition of AppliedTheory by CBTM was consummated, effective June 6, 2002. The results of operations of AppliedTheory have been included in the financial statements of CBTM since June 6, 2002.

      The aggregate purchase price paid by CBTM for the Applied Theory assets, excluding assumed liabilities, was $16.0 million of which $3.9 million was paid in cash and $12.1 million was paid with the issuance of four notes payable to the AppliedTheory Estate: two unsecured promissory notes totaling $6.0 million, bearing interest at 8% per annum and due June 10, 2006, a secured promissory note totaling $700,000, bearing interest at 8% per annum and due December 10, 2002 and a $5.4 million secured promissory note, non-interest bearing, due December 10, 2002. The two notes due December 10, 2002 were paid in December 2002.

      Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists which are being amortized over eight years, except for the State of New York customer contract, which is being

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

amortized over five years, and represents the remaining life on the contract. The remaining $440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

      Avasta, Inc. On February 5, 2003, we acquired Avasta, a provider of remote hosting and managed service operations located in San Francisco, California, in an all-stock transaction valued at approximately $370,000. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60 (representing a five-day average of the market value of our common stock at the time of the acquisition). The purchase price of $442,000 consists of the issuance of common stock for approximately $370,000 and approximately $72,000 in acquisition costs. The Agreement and Plan of Merger provides that up to an additional 1,004,518 shares of common stock may be issued in the event certain revenue targets are achieved through June 2003. To the extent these revenue targets are achieved and additional shares are required to be issued, the value of shares issued will be accounted for as additional purchase price in the fourth quarter of fiscal 2003. The negative goodwill of approximately $1.3 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$488,051
Property and equipment	2,497,036

Total assets acquired	2,985,087
Current liabilities	2,542,704
Long-term debt	0

Total liabilities assumed	2,542,704

Net assets acquired	$442,383

      Conxion Corporation On April 2, 2003, we completed the acquisition of Conxion, a provider of software distribution services and network/server security expertise for its customers, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1,925,000 in cash. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The source of funds used for the acquisition of Conxion was our cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms of the Conxion Agreement were derived from arms-length negotiation among the parties. The purchase price of $2,031,000 consisted of the $1,925,000 paid to the Conxion shareholders and approximately $106,000 in acquisition costs. The negative goodwill of approximately $1.4 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$7,811,921
Property and equipment	1,326,409

Total assets acquired	9,138,330
Current liabilities	7,107,330
Long-term debt	0

Total liabilities assumed	7,107,330

Net assets acquired	$2,031,000

      As disclosed in note 1, we completed the acquisition of CBTM on December 31, 2002 and accounted for the transaction as a combination of entities under common control (i.e., “as if pooling”). The actual results of operations of CBTM for the eight months ended April 30, 2003 have been included in our consolidated statements of operations for the eight months period ended April 30, 2003.

      The following unaudited pro forma results of operations for the nine-months ended April 30, 2003 and 2002 give effect to CBTM’s acquisition of AppliedTheory assets and our fiscal year 2003 acquisitions as if the transactions had occurred at the beginning of fiscal year 2002. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal 2002 period and is not necessarily indicative of results that may be obtained in the future (in thousands, except for per share amounts.)

	2003	2002

Revenue	$59,063	$106,459
Net loss	(50,550)	(144,406)
Pro forma net loss per share	$(5.27)	$(27.54)

7.     Investment in Debt Securities

      In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, we acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes (Interliant Notes) due in 2006 of Interliant, Inc. (Interliant) for a total consideration of approximately $2 million. Interliant is a provider of managed services, which filed a petition under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.

      On May 16, 2003 the Southern District of New York (White Plains) confirmed us as the successful bidder for the purchase of the Interliant assets (see Note 14). The final value we will receive for the Interliant Notes has not been determined, however, we estimate the value to approximate the $2.0 million carrying value, included in other assets on our Consolidated Balance Sheet.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.     Accrued Expenses

      Accrued expenses consist of the following at April 30, 2003 and July 31, 2002, respectively.

	April 30,	July 31,
	2003	2002

	in thousands
Accrued payroll, benefits and commissions	$2,338	$2,037
Accrued accounts payable	1,622	1,328
Accrued lease payments	7,615	278
Accrued interest	2,749	1,565
Due to AppliedTheory estate	1,463	—
Other	5,557	2,724

Total	$21,344	$7,932

9.     Convertible Notes Payable

      On December 12, 2002, ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 (due December 31, 2002) on the New Note in shares of our common stock. On December 12, 2002, we paid approximately $1.1 million of interest owing on the balance of the New Note with 317,932 shares of our common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the unconverted notes. We are recognizing an imputed interest charge over the life of the New Note.

      In connection with ClearBlue Finance’s conversion of $20.0 million of convertible notes to common stock (see Note 1), $10.7 million of the unamortized beneficial conversion related to the converted notes was charged to interest expense during the second fiscal quarter of 2003. As part of the conversion of the Converted Notes, $469,000 in accrued interest related to the Converted Notes was converted into approximately 141,011 shares of our common stock.

      Subsequent to April 30, 2003, we repaid approximately $3.9 million of the outstanding convertible notes, and we received written notice that ClearBlue Finance has elected to convert the remaining $41.2 million of convertible notes as of June 19, 2003. (see Note 14).

10.     Stockholders Equity

      On December 12, 2002, ClearBlue cancelled warrants to purchase 346,883 shares of our common stock at an exercise price ranging from $86.55 to $103.80 per share.

      The 567,978 shares issued to ClearBlue on December 31, 2002 in connection with the acquisition of CBTM have been accounted for by us as a dividend distribution to ClearBlue because ClearBlue and its affiliates are considered to have controlling interest over both CBTM and NaviSite. As a result, we reported a reduction of retained earnings of $1,277,950, which represents the number of common shares issued at the then current market value of $2.25 per share.

      On February 5, 2003, we issued 231,039 shares of our common stock at a per share value of $1.60 in connection with the acquisition of Avasta (see Note 6).

11.     Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For the period September 12, 2002 through April 30, 2003, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The consolidated financial statements include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in us, the agreement between NaviSite and CMGI whereby CMGI provided certain services for us automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002, as we transitioned to services agreements with ClearBlue and to other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with ClearBlue and other third-party suppliers for these services. We currently rent administrative facilities from CMGI at 800 Federal Street, Andover, Massachusetts.

      On December 31, 2002, CBTM was required to pay a $6.1 million liability owed to the AppliedTheory Estate as a result of CBTM’s acquisition of AppliedTheory. In order to fund the $6.1 million payment, CBTM entered into a $6.0 million line of credit with Unicorn Worldwide Holding Limited (Unicorn), a related party to NaviSite and CBTM. CBTM drew down $4.6 million and together with cash on hand at December 31, 2002, paid the $6.1 million liability due to the AppliedTheory Estate. In January 2003, CBTM paid $2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, we entered into a Loan and Security Agreement with Atlantic and in February 2003, drew down on this facility to pay off the remaining $2.0 million due Unicorn by CBTM. CBTM has a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable at the termination date of the Estate Liability.

      Beginning January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. We charge ClearBlue actual costs incurred plus a 5% mark-up on labor costs only. In the three and nine-month periods ended April 30, 2003, we charged ClearBlue $207,000 and $276,000, respectively. under this agreement. This amount is included in Due from Affiliates on the Consolidated Balance Sheet at April 30, 2003 and in other income in the Consolidated Statement of Operations. In connection with the Outsourcing Agreement, we entered into two loan arrangements, one whereby we will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The two loans may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. ClearBlue owed us approximately $1.9 million at April 30, 2003 under the NaviSite Loan. In addition to the amount due under the NaviSite loan, ClearBlue owed certain amounts to CBTM at the time of CBTM’s sale to NaviSite. At April 30, 2003, we had an intercompany receivable of $2.2 million outstanding from ClearBlue. The NaviSite Loan and intercompany receivable from ClearBlue are shown as Due from Affiliates on our Consolidated Balance Sheet. On June 2, 2003, we amended the NaviSite Loan to increase the borrowing facility, on a temporary basis, to $2,250,000 and loaned an additional $200,000 to ClearBlue. The additional $200,000 funding to ClearBlue was repaid to us on June 6, 2003. On June 16, 2003, we used $3.9 million of the amounts due to us by ClearBlue to pay down a portion of our $45.0 million outstanding on the New Note (see Note 14).

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2003. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At April 30, 2003, we had borrowed $3.0 million under the Atlantic Loan and had approximately $500,000 available to us. This amount is shown as Due from Affiliate on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan.

12.     Commitments and contingencies

      Abandoned Leased Facilities. On January 31, 2003, we abandoned our administrative space on the second floor of our 400 Minuteman, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building which also serves as our corporate headquarters. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003 and have no foreseeable plans to occupy the second floor in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our current earnings of approximately $1.6 million to recognize the costs of exiting the space on the cease use date of January 31, 2003. The amount is included in the caption “Costs Associated with Abandoned Lease Facilities” in the accompanying Consolidated Statements of Operations. We recorded this charge based on our best estimate from facts and circumstances surrounding our negotiations with the landlord and a third party that was considering occupying approximately 85% of the second floor of the building at the time we filed our Form 10-Q for the quarter ended January 31, 2003. In accordance with SFAS 146, we recorded a liability equal to the total amount of rent and other direct costs for the period of time the second floor of the building is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease term, which is May 2011. During the third fiscal quarter of 2003, negotiations continued and in order for the new tenant and landlord to agree on a sublease arrangement, material changes to the agreement were made. As a result of these changes in terms, we have recorded an additional charge of approximately $3.8 million to our earnings for the three month period ended April 30, 2003.

      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of this fiscal year, the sublease tenant stopped making payments under the sublease and has abandoned the space. The facility is currently empty and we remain obligated under the terms of the lease for the rent and other costs associated with the building. We have no foreseeable plans to occupy the space, therefore, under SFAS 146, we recorded a charge to our earnings for the three month period ended January 31, 2003 of approximately $0.7 million to recognize the costs of exiting the building. The amount is included in the caption “Costs Associated with Abandoned Lease Facilities” in the accompanying Consolidated Statements of Operations. We are actively pursuing options for subleasing or otherwise terminating the lease, but have not reached any agreement at this time. We believe it is more likely than not that we will have a tenant in the building or will have otherwise ended the lease via a lease termination agreement, prior to the end of calendar year 2003. As such, we have recorded a liability equal to the total rent and other direct costs for 11 months ending December 31, 2003.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Details of activity in the impairment accrual for the three months ended April 30, 2003 were as follows (in thousands):

	Balance at			Balance at
	January 31, 2003	Payments	Adjustments	April 30, 2003

400 Minuteman Lease abandonment costs	$1,590	$(320)	$3,819	$5,089
La Jolla Lease abandonment costs	656	(165)	—	491

Total	$2,246	$(485)	$3,819	$5,580

      Leases. We are obligated under various capital and operating leases for facilities and equipment. Minimum annual rental commitments under capital and operating leases are as follows as of April 30, 2003 (in thousands):

	Capital	Operating

2004	$3,123	$7,061
2005	1,590	5,683
2006	842	5,713
2007	—	3,646
2008	—	2,595
Thereafter	—	6,528

Legal Matters

      On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, Inc., an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of our common stock sold in our initial public offering, solicited and received from its customers agreements to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

      We believe that the allegations against us are without merit and we intend to vigorously defend against the plantiffs’ claims. We are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

      In March 2001, we engaged Goldman Sachs & Co. (Goldman) to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by ClearBlue of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. We believe the allegations are without merit and intend to vigorously defend against Mr. Cloonan’s claims. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. As the litigation is in an initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On October 28, 2002, CBTM filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3,130,000 in damages and $5,000,000 in punitive relief. This matter is in the initial discovery stage, and we are not able to predict the possible outcome of this matter, if any, on our financial condition.

      On December 12, 2002, our board of directors, pursuant to authority previously granted by our stockholders at the annual meeting of stockholders held on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15) (the “Reverse Split”). The Reverse Split was effective on January 7, 2003. On May 28, 2003 we received a letter from Mr. Edward W. Roberts, as trustee of The Roberts Family Trust, stating that in June 2002 the trust had purchased 13,000 shares of our common stock and due to the Reverse Split, the trust now owns 866 shares of common stock (i.e. 13,000 shares divided by 15). As a result of the Reverse Split, Mr. Roberts states an intention to institute a derivative action requesting $7.5 million in damages. This matter is in its initial stages and we are not able to predict the possible outcome of this matter, and the effect, if any, on our financial condition. We

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

believe the claim is without merit and intend to vigorously defend any action that may be brought against us.

      We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our consolidated financial position or results from our operations.

13.     New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations that we enter into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

      We adopted SFAS 142 beginning in the first quarter of fiscal year 2003. The adoption of SFAS 142 had no impact on our financial condition or results of operations as there was no goodwill or other intangible assets as of August 1, 2002. However, goodwill and other identifiable intangible assets associated with our recent acquisitions were accounted for in accordance with this new standard.

      SFAS No. 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and was adopted beginning in the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on our financial condition or results of operations.

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as revising certain criteria specified in SFAS 121 for the recognition and measurement of impairment losses related to long-lived assets. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

      SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We applied the provisions of SFAS 146 in January 2003 in connection with the lease abandonments discussed in Note 12.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2003, the adoption of SFAS No. 148 did not have a material impact on the our financial position and results of operations.

      In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

14.     Subsequent Events

      On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe (Interliant Assets), of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant Assets was approximately $6,200,000 after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,831,000 in cash, $624,000 in the form of a credit of future distributions to be paid on the Interliant Notes, and $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Debt. As part of the transaction our subsidiary assumed up to $5,766,000 in liabilities of the Debtors relating to the Interliant Assets. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003 our subsidiary closed on the purchase of the accounts receivable in exchange for the payment of $1,500,000, after adjustments, of the remaining cash portion of the purchase price. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with SVB, as discussed below. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. Initial purchase accounting is pending further resolution of the net worth calculation.

      On May 26, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement) with SVB whereby we can finance up to a maximum of $12.5 million of our eligible accounts

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued SVB warrants to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50, the closing price of our stock on the last business day before the issuance of the warrant. We will determine the fair value of the warrants using the Black-Scholes option-pricing model and amortize the value into interest expense over the term of the Financing Agreement.

      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million of outstanding New Note payable to ClearBlue with amounts due us by ClearBlue. The $3.9 million consisted of $1.9 million of intercompany amounts due us by ClearBlue and a $2.0 million ClearBlue note payable to us. On June 17, 2003, we received written notice from ClearBlue Finance stating its election to convert the remaining $41.2 million of the New Note into 10,571,263 shares of our common stock effective June 19, 2003. Concurrent with the conversion, in the fourth fiscal quarter of 2003 we will realize a $21.6 million interest charge for the unamortized beneficial conversion feature related to the converted and repaid convertible notes payable. ClearBlue had previously waived all interest for the period December 12, 2002 through December 31, 2003 on the $45.0 million of convertible notes payable and, accordingly, we had been accruing an imputed interest expense for this period. Subsequent to the conversion, in the fourth fiscal quarter of 2003, we will record a $2.6 million contribution to additional paid in capital for the imputed accrued interest on the converted and repaid convertible notes payable, as ClearBlue is a related party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      NaviSite, Inc. (NaviSite, we, us, or our) was incorporated in Delaware in December 1998 and, as of April 30, 2003, ClearBlue Technologies, Inc. (ClearBlue), its shareholders and affiliates collectively owned approximately 67.5% of NaviSite. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI, Inc. (CMGI). Since January 31, 2000, our corporate headquarters has been located at 400 Minuteman Road, Andover, Massachusetts. Additionally, we operate two state of the art data centers, one in Andover, Massachusetts and one in San Jose, California. As a result of our acquisitions of ClearBlue Technologies Management, Inc. (CBTM), Avasta, Inc. (Avasta), and Conxion Corporation (Conxion), we expanded our datacenter locations to include Syracuse, New York.

      NaviSite provides business process outsourcing in three distinct areas: Application Services (A-Services) Infrastructure Services (I-Services) and Messaging Services. A-Services consists of managed application services and outsourced Web hosting for companies conducting mission critical business on the Internet. Next, I-Services consists of NaviSite’s Content Distribution Network, which allows customers to accelerate the performance of their websites. Also, within I-Services NaviSite is the exclusive re-seller of ClearBlue Technologies Co-Located Hosting products. Finally, resulting from our recent acquisition of the business assets of Interliant Inc., the NaviSite Messaging business provides customers with outsourced e-mail messaging services based on Lotus Notes and Microsoft Exchange. NaviSite messaging allows customers a cost effective alternative to building and supporting their own internal e-mail and messaging service. NaviSite also provides related professional and consulting services in each of these areas of business.

      Overall, our goal is to help customers fundamentally improve the efficiency of their Web and messaging operations through business process outsourcing in the areas of Managed Services, CDN, Co-Location and Messaging. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided.

Recent Developments

      On December 12, 2002, ClearBlue Finance, Inc., a wholly owned subsidiary of ClearBlue (ClearBlue Finance), (1) converted in full the $10 million note formerly held by CMGI and (2) converted $10 million of the $55 million notes formerly held by Hewlett-Packard Financial Services Company (HPFS). A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the notes formerly held by HPFS that were not converted ($45,093,333). On December 12, 2002, we issued 5,128,205 shares of our common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and the $55 million note formerly held by HPFS. In addition, we issued 458,943 shares of our common stock for payments of interest due under the convertible notes on December 12, 2002. The $10.7 million of unamortized beneficial conversion feature related to the converted notes was expensed as interest expense in the second quarter of fiscal year 2003. As part of the conversion of the notes, $469,000 of accrued interest related to the converted notes was converted into 141,011 shares of our common stock at the time of the conversion of the converted notes.

      On December 12, 2002 ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 on the unconverted $45 million of convertible notes (Unconverted Notes) in our common stock. On December 12, 2002, we paid approximately $1.1 million of interest (due December 31, 2002) related to the Unconverted Notes with 317,932 shares of our common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the New Note.

      On December 12, 2002, ClearBlue cancelled warrants to purchase 346,883 shares of our common stock at an exercise price ranging from $86.55 to $103.80 per share.

      On December 31, 2002, we acquired all of the outstanding stock of CBTM in exchange for 567,978 shares of our common stock, representing 4.5% of our total outstanding common stock, inclusive of the common stock issued as part of this acquisition. The market price of our common stock at the time of the transaction was $2.25 per share. Immediately prior to its sale to NaviSite, CBTM was a wholly owned subsidiary of ClearBlue. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control, similar to a pooling-of-interests, whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts as of the date ClearBlue had control of both entities, September 11, 2002. CBTM’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at January 31, 2003 and its results of operations and cash flows for the three and eight-months ended April 30, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and eight-month periods ended April 30, 2003, respectively. CBTM is operated as a wholly owned subsidiary of NaviSite.

      On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. We charge ClearBlue actual costs incurred plus a 5% markup on labor costs only. In the three and nine-month periods ended April 30, 2003, we charged ClearBlue $207,000 and $276,000, respectively. In connection with the Outsourcing Agreement, we entered into two notes (collectively, the Two Notes), one whereby NaviSite will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The Two Notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. At May 31, 2003, ClearBlue owed us approximately $1.9 million under the NaviSite Loan. See the section entitled “Liquidity and Capital Resources” of this document for further discussion. On June 2, 2003, we amended the NaviSite Loan to increase the borrowing facility on a temporary basis to $2,250,000 and funded an additional $200,000 to ClearBlue. The additional $200,000 funding to ClearBlue was repaid to us on June 6, 2003. On June 16, 2003, we used the $1.9 million outstanding under the NaviSite Loan to pay down a portion of the New Note.

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. See the section entitled “Liquidity and Capital Resources” of this document for further discussion of the Atlantic Loan.

      On February 5, 2003, we acquired all of the outstanding stock of Avasta, a California corporation. In consideration for the acquisition of Avasta, we issued 231,039 shares of our common stock (approximately 2% of our outstanding common stock, inclusive of the common stock issued as part of this acquisition) and agreed to issue up to an additional 1,004,518 shares of common stock (approximately 8% of our outstanding common stock, inclusive of all our common stock issued as part of this acquisition) in the event Avasta achieves certain revenue targets through June 2003. The average market price of our common stock two days before and two days after the close of the transaction was approximately $1.60 per share. Avasta is operated as a wholly-owned subsidiary and Avasta’s financial results were incorporated into our results in the third quarter of fiscal year 2003 as of the acquisition date. As a condition of the acquisition, NaviSite was required to pay $1.0 million of Avasta’s pre-acquisition liabilities. The payment by NaviSite was funded through the Atlantic Loan, which is described above and in the section entitled “Liquidity and Capital Resources” of this document. The integration costs of Avasta are expected to be funded through the cash on hand at Avasta at the time of acquisition and through the $500,000 provided for in the Atlantic Loan.

      On February 19, 2003 the Board of Directors elected Mr. Arthur Becker, who continues to serve as one of NaviSite’s directors, as President and Chief Executive Officer of NaviSite, effective as of February 21, 2003. Ms. Patricia Gilligan, our previous President and Chief Executive Officer, remained an employee of NaviSite until March 2003 for the purposes of transition. Ms. Gilligan received a lump sum severance payment equivalent to one-year base salary pursuant to the terms of her Executive Retention Agreement, dated April 13, 2001.

      On April 2, 2003, we completed the acquisition of Conxion, a California corporation, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (the Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1,925,000 in cash. The source of funds used for our acquisition of Conxion was cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms of the Conxion Agreement were derived from arms-length negotiation among the parties. Conxion is a provider of software distribution services and network/server security expertise for its customers. Conxion is operated as a wholly-owned subsidiary and Conxion’s financial results were incorporated into our results in the third quarter of fiscal year 2003 as of the acquisition date.

      On April 3, 2003 the Board of Directors elected Mr. Jim Pluntze to serve as Acting Chief Financial Officer and Vice President Finance and Strategy to succeed Mr. Kevin Lo who transitioned to a role in mergers and acquisitions. Mr. Lo terminated employment with NaviSite effective April 25, 2003 and received a lump sum severance payment equivalent to one-year base salary pursuant to the terms of his Executive Retention Agreement dated April 13, 2001. Mr. Lo continued to serve NaviSite as an independant consultant until May 30, 2003.

      On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe (Interliant Assets), of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Interliant Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors. The Interliant Agreement was approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Interliant Agreement, the aggregate purchase price for the Interliant Assets was approximately $6,200,000 after certain adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,831,000 in cash, $624,000 in the form of a credit for future distributions to be paid on the Interliant notes, and $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant debt. As part of the transaction our subsidiary assumed up to $5,766,000 in liabilities of the Debtors relating to the Interliant Assets. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003 our subsidiary closed on the purchase of the accounts receivable in exchange for the payment of $1,500,000, after adjustments, of the remaining cash portion of the purchase price. The source of funds used for the initial closing was our cash on hand, and we financed the balance of the purchase price through financing of our accounts receivable with Silicon Valley Bank (see below for discussion). The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court.

      On May 26, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement) with Silicon Valley Bank (SVB) whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables, as defined in the Financing Agreement, with an 80% advance rate. See the section entitled “Liquidity and Capital Resources” of this document for further discussion of the Financing Agreement.

      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million of outstanding New Note payable to ClearBlue with amounts due us by ClearBlue. The $3.9 million consisted of $1.9 million of intercompany amounts due us by ClearBlue and a $2.0 million ClearBlue note payable to us. On June 17, 2003, we received written notice from ClearBlue Finance stating its election to convert the remaining $41.2 million of the New Note into 10,571,263 shares of our common stock effective as of June 19, 2003. Concurrent with the conversion, in the fourth fiscal quarter of 2003 we will realize a $21.6 million interest charge for the unamortized beneficial conversion feature related to the converted and repaid convertible notes payable. ClearBlue had previously waived all interest for the period December 12, 2002 through December 31, 2003 on the $45.0 million of the New Note payable and as such we had been accruing an imputed interest expense for this period. Subsequent to the conversion, in the fourth fiscal quarter of 2003, we will record a $2.6 million contribution to additional paid in capital for the imputed accrued interest on the converted and repaid convertible notes payable, as ClearBlue is a related party.

Significant Accounting Policies

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

      Revenue Recognition. We provide outsourced Web hosting and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenues related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage-of-completion method for revenue related to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 36 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term.

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

      Allowance for Doubtful Accounts. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral or other security against trade receivables. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 50% of the balance over 90 days old and 3% of all other customer balances. This method historically approximated actual write off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

Revenue

      We derive our revenue primarily from managed hosting services such as managed application, managed servers, managed infrastructure, managed facilities and expertise services. As a result of our acquisitions of CBTM, Avasta, Conxion and Interliant Assets, we added to and expanded upon our service offerings, to include application development, software services, custom application management services and packaged enterprise applications management services.

      On September 11, 2002, CMGI sold its debt and equity interests in NaviSite to ClearBlue. On that date, we ceased to have a related party relationship with CMGI and its affiliates and as such the revenue generated from CMGI and its affiliates was classified as third-party revenue from that date forward.

      Total revenue for the three-month period ended April 30, 2003 increased 8% to approximately $15.9 million from approximately $14.7 million for the same period in fiscal year 2002. Included in the revenue for the three-month period ended April 30, 2003 is $8.5 million of revenue generated by our fiscal 2003 acquisitions. Excluding the impact from companies acquired in fiscal year 2003, revenue from NaviSite decreased 50% or approximately $7.3 million for the three-month period ended April 30, 2003. The decrease in revenue, excluding the impact from companies acquired in fiscal year 2003, for the three-month period ended April 30, 2003 resulted from the loss of customers, current customers downsizing their service levels and new customers contracting for initial service levels below our average contracted customer service level. Historically, our typical customers initially contract for services levels below our established customer average and expand their contracted services over the life of the relationship. Excluding the impact from the companies acquired in fiscal year 2003, during the three-month period ended April 30, 2003, we lost nine customers, with an estimated $1.4 million in annual revenues. The loss of these customers is partially off-set by the addition of four new customers with an estimated $192,000 in annual revenue. As of April 30, 2003, we had a total of 527 customers. Excluding the impact from companies acquired in fiscal year 2003, we had 141 customers, all unaffiliated, as compared to 160 unaffiliated customers and seven affiliated customers of CMGI at April 30, 2002.

      Total revenue for the nine-month period ended April 30, 2003 decreased 11% to approximately $44.1 million from approximately $49.7 million for the same period in fiscal year 2002. Included in the revenue for the nine-month period ended April 30, 2003 is $20.9 million of acquisition revenue. Excluding the impact from companies acquired in fiscal year 2003, our revenue would have decreased 53% or $26.4 million. The decrease in revenue, excluding the impact from companies acquired in fiscal year 2003, resulted from the loss of customers, customers downsizing their service levels and new customers contracting for initial service levels below our average contracted customer service level. Excluding the impact from the companies acquired in fiscal year 2003, during the nine-month period ended April 30, 2003, we lost 27 customers, with an estimated $7.2 million in annual revenues. The loss of these customers is partially off-set by the addition of 23 new customers with an estimated $1.7 million in annual revenue.

      Included in the CBTM revenue for the three and nine-month periods ended April 30, 2003 is approximately $109,000 and $398,000, respectively, of revenue related to the sale of equipment, at our cost, to one on-going customer. We provide other on-going services, including hosting and professional services, to this customer where we charge an amount in excess of our cost. This customer accounted for approximately $4.0 million, or 25% of our revenue for the three-months ended April 30, 2003 and for approximately $12.8 million, or 29% of our revenue for the nine-months ended April 30, 2003.

      Our revenue from related parties principally consisted of sales of services to CMGI and other customers that are CMGI affiliates. In general, in pricing the services provided to CMGI and its affiliates, we negotiated the services and levels of service to be provided, calculated the price of the services at those service levels based on our then-current standard prices, and, in exchange for customer referrals provided to us by CMGI, discounted these prices by 10%. In the three-month period ended April 30, 2003, four of these formerly related-party customers accounted for approximately $2.5 million of revenue. In the nine-month period ended April 30, 2003, four of these formerly related-party customers accounted for approximately $6.6 million of revenue as compared to the same period in fiscal year 2002 where ten of these customers accounted for approximately $15.3 million of revenue, net of revenue.

Cost of Revenue

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our two data centers, such as rent and utilities.

      Cost of revenue in dollars increased 34% to approximately $13.6 million for the three-month period ended April 30, 2003, from approximately $10.2 million for the same period in fiscal year 2002. Included in cost of revenues for the three-month period ended April 30, 2003 is $7.6 million of cost of sales related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003 and a net $4.0 million asset impairment charge taken in the second quarter of fiscal year 2002 and the severance charges taken in the three month period ended April 30, 2003 and 2002 of $27,000 and $268,000, respectively, cost of revenue decreased 57% to $6.1 million for the three-month period ended April 30, 2003 from $13.9 million for the same period in fiscal year 2002. Excluding the impact from companies acquired in fiscal year 2003 and the second quarter fiscal year 2002 impairment charge, and the respective severance charges, the $7.8 million dollar-value decrease in cost of revenue, resulted from: (1) a $3.1 million reduction in depreciation expense resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; (2) a $2.4 million reduction in headcount expense resulting from a decrease in cost of revenue personnel at April 30, 2003 to 80 from 166 at April 30, 2002; (3) a $815,000 decrease in rent expense; and (4) a $621,000 decrease in maintenance expense. As a percentage of revenue, cost of revenue, excluding the impact from companies acquired in fiscal year 2003 and the second quarter fiscal year 2002 impairment charge and the respective severance charges, decreased to 82% for the three-month period ended April 30, 2003, from 94% for the same period in fiscal year 2002.

      Cost of revenue in dollars decreased 53% to approximately $40.2 million for the nine-month period ended April 30, 2003, from approximately $86.4 million for the same period in fiscal year 2002. Included in cost of revenues for the nine-month period ended April 30, 2003 is $17.4 million of cost of sales related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, a net $30.6 million asset impairment charge taken in the nine month period ended April 30, 2002 and the severance charges taken in the nine-month period ended April 30, 2003 and 2002 of $843,000 and $470,000, respectively, cost of revenue decreased 60% to $22.0 million for the nine-month period ended April 30, 2003 from $55.4 million for the same period in fiscal year 2002. Excluding the impact from companies acquired in fiscal year 2003, the fiscal year 2002 impairment charges and the respective severance charges, the $33.4 million dollar-value decrease in cost of revenue, resulted from: (1) a $9.5 million reduction in depreciation expense resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; (2) a $6.9 million reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002; (3) a $6.8 million reduction in headcount expense resulting from a decrease in cost of revenue personnel; (4) a $2.6 million decrease in rent expense; (5) a $2.5 million decrease in bandwidth expense; and (6) a $2.1 million decrease in maintenance expense. As a percentage of revenue, cost of revenue, excluding the impact from companies acquired in fiscal year 2003, the fiscal year 2002 impairment charge, and the respective severance charges, decreased to 95% for the nine-month period ended April 30, 2003, from 111% for the same period in fiscal year 2002.

      In the three-month period ended October 31, 2002, we changed our method of allocating rent expense to an actual per headcount from a method whereby departments were allocated rent expense based on the square footage available to that department. This change in methodology resulted in lowering cost of revenue rent expense for the three and nine-month periods ended April 30, 2003 by approximately $72,000 and $565,000, respectively.

      For fiscal year 2003, we are anticipating that the cost of revenue will decrease from the fiscal year 2002 levels on both an absolute and a unit cost basis. We believe that because of restructuring efforts, we now have a flexible cost structure that allows us to better match costs with actual revenue levels. Further, because of the “fixed cost” nature of our business, and the economies of scale achieved by spreading the various layers of expertise and software tools and infrastructure across more customers, each new dollar of revenues is marginally more profitable. We expect our recent acquisitions to increase the absolute dollar level of cost of revenues, but to decrease cost of revenues as a percentage of revenue after these acquisitions are fully integrated.

Gross Margin

      Gross margin decreased to approximately a positive 14% of total revenue for the three-month period ended April 30, 2003 from approximately a positive 31% of total revenue for the same period in fiscal year 2002. Excluding the impact of the companies we acquired in fiscal year 2003 and the impairment charge taken in the three-month period ended April 30, 2002 and the respective severance charges, the gross margin for the three-month period ended April 30, 2003 increased to positive 18% from a positive 6% from the same period in fiscal year 2002. For the nine-month period ended April 30, 2003, the gross margin increased to approximately a positive 9% of total revenue for the nine-month period ended April 30, 2003 from approximately a negative 74% of total revenue for the same period in fiscal year 2002. Excluding the impact of the companies we acquired in fiscal year 2003, the net impairment charge taken in the nine-month period ended April 30, 2002, and the respective severance charges, the gross margin for the nine-month period ended April 30, 2003 improved to 5% from a negative 11% from the same period in fiscal year 2002. We anticipate that our gross margins will increase as we realize the full impact of our fiscal year 2002 and fiscal year 2003 cost savings initiatives in fiscal year 2003.

Operating Expenses

      Product Development. Product development expenses consist mainly of salaries and related employee costs. Product development expenses decreased 88% to approximately $121,000 in the three-month period ended April 30, 2003 from approximately $1.0 million for the same period in fiscal year 2002. The companies we acquired in fiscal year 2003 do not currently have a product development department or personnel. As a percentage of revenue, excluding the impact from companies acquired in fiscal year 2003, product development expenses decreased to 2% in the three month-period ended April 30, 2003, from 7% for the same period in fiscal year 2002. The dollar value decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel at April 30, 2003 to 3 from 12 at April 30, 2002.

      Product development expenses decreased 87% to approximately $624,000 in the nine-month period ended April 30, 2003 from approximately $4.9 million for the same period in fiscal year 2002. As a percentage of revenue, excluding severance charges, product development expenses decreased to 2% in the nine-month period ended April 30, 2003, from 10% for the same period in fiscal year 2002. The dollar value decrease in product development expenses is primarily related to (1) reduced headcount and related costs resulting from the decrease in product development personnel at April 30, 2003 to 3 from 12 at April 30, 2002 and (2) decreased equipment costs.

      In the first quarter of fiscal year 2002, we changed our method of allocating rent expense. This change in methodology resulted in lower product development rent expense for the three and nine-month periods ended April 30, 2003, by approximately $10,000 and $40,000, respectively.

      For fiscal year 2003, we expect the product development expenses to decline in dollar value and on a percentage of revenue basis.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses, including advertising, product literature, trade shows, marketing and direct mail programs.

      Selling and marketing expenses decreased 50% to $1.4 million in the three-month period ended April 30, 2003 from $2.7 million for the same period in fiscal year 2002. Included in the selling and marketing expenses for the three-month period ended April 30, 2003 is $768,000 of selling and marketing expenses related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, sales and marketing expenses decreased 78% to $599,000 for the three-month period ended April 30, 2003 from $2.7 million for the same period in fiscal year 2002. As a percentage of revenue, excluding the impact from companies acquired in fiscal year 2003, sales and marketing decreased to 8% in the three-month period ended April 30, 2003 from 19% for the same period in fiscal year 2002.

The $2.1 million decrease, excluding the impact from companies acquired in fiscal year 2003, resulted primarily from: (1) a $1.1 million reduction in headcount expenses related to a decrease in sales and marketing personnel at April 30, 2003 to 14 from 38 at April 30, 2002; (2) a $288,000 reduction in commission expense driven by decreased revenue levels; and (3) a $208,000 reduction in rent expense, of which approximately $99,000 resulted from our first quarter fiscal year 2003 change in methodology of allocating rent expense. During the three-month period ended April 30, 2003, we recognized $21,000 in severance expense related to five employees.

      Selling and marketing expenses decreased 54% to $3.6 million in the nine-month period ended April 30, 2003 from $7.9 million for the same period in fiscal year 2002. Included in the selling and marketing expenses for the nine-month period ended April 30, 2003 is $1.5 million related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, sales and marketing expenses decreased 73% to $2.2 million for the nine-month period ended April 30, 2003 from $7.9 million for the same period in fiscal year 2002. As a percentage of revenue, excluding the impact from companies acquired in fiscal year 2003, sales and marketing decreased to 9% in the nine-month period ended April 30, 2003 from 16% for the same period in fiscal year 2002. The $5.7 million decrease, excluding the impact from companies acquired in fiscal year 2003, resulted primarily from: (1) a $3.1 million reduction in headcount expenses related to a decrease in sales and marketing personnel at April 30, 2003; (2) a $961,000 reduction in commission expense driven by decreased revenue levels; (3) a $701,000 reduction in rent expense, of which approximately $319,000 resulted from our first quarter fiscal year 2003 change in methodology of allocating rent expense; and (4) a $311,000 reduction in marketing programs. During the nine-month period ended April 30, 2003, we recognized $152,000 in severance expense related to eight employees.

      For fiscal year 2003, we expect the sales and marketing expense to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002 and first quarter of fiscal year 2003.

      General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also, for periods before December 31, 2002, included are charges from CMGI for facilities and shared back office and business development support. In the three-month period ended October 31, 2002, we changed our methodology for allocating rent whereby we now allocate all excess rent to general and administrative expense. The rent allocation is based on average headcount in a period and the estimated rent per headcount. All excess rent is allocated to general and administrative expense. For the three and nine-month period ended April 30, 2003, the excess rent allocated to general and administrative expense was $181,000 and $924,000, respectively.

      General and administrative expenses increased 80% to $4.7 million for the three-month period ended April 30, 2003 from $2.6 million for the same period in fiscal year 2002. Included in the general and administrative expenses for the three-month period ended April 30, 2003 is $2.0 million related to companies we acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, general and administrative expenses increased 4% to $2.7 million for the three-month period ended April 30, 2003 from $2.6 million for the same period in fiscal year 2002. As a percentage of revenue, excluding the impact from companies acquired in fiscal year 2003, general and administrative expense for the three-month period ended April 30, 2003 increased to 37% as compared to 18% for the same period in fiscal year 2002. The $108,000 increase, net of the impact from companies acquired in fiscal year 2003, resulted primarily from the following increases in expenses: (1) a $901,000 increase in legal expense, (2) a $384,000 increase in auditing fees; and (3) a $254,000 increase in insurance, combined with the following decreases: (1) a $619,000 reduction in bad debt expense; (2) a $540,000 reduction in headcount expense related to a decrease in general and administrative personnel at April 30, 2003 to 23 from 36 at April 30, 2002; (3) a $336,000 reduction in depreciation resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; and (4) a $273,000 reduction in charges from CMGI. During the three-month period ended April 30, 2003, we recognized $485,000 in severance expense related to three employees.

      General and administrative expenses decreased 22% to $12.9 million for the nine-month period ended April 30, 2003 from $16.5 million for the same period in fiscal year 2002. Included in the general and administrative expenses for the nine-month period ended April 30, 2003 is $4.3 million related to companies we acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, general and administrative expenses decreased 48% to $8.7 million for the nine-month period ended April 30, 2003 from $16.5 million for the same period in fiscal year 2002. As a percentage of revenue, excluding the impact from companies acquired in fiscal year 2003, general and administrative expense for the nine-month period ended April 30, 2003 decreased to 37% as compared to 33% for the same period in fiscal year 2002. The $7.9 million decrease, net of the impact from companies acquired in fiscal year 2003, resulted primarily from the following increases in expenses: (1) a $948,000 increase in rent expense, of which $924,000 is related to our new methodology of allocating rent; (2) a $566,000 increase in legal expense; and (3) a $495,000 increase in auditing fees, combined with the following decreases: (1) a $3.7 million reduction in bad debt expense; (2) a $2.0 million reduction in headcount expense related to a decrease in general and administrative personnel at April 30, 2003; (3) a $1.9 million reduction in charges from CMGI; (4) a $1.3 million reduction in outside consultant expense; (5) a $752,000 reduction in depreciation resulting from the lower cost basis of our long-lived assets after our fiscal year 2002 impairment charge; and (6) a $529,000 reduction in equipment lease expense resulting from the buyout of certain operating leases during fiscal year 2002. During the nine-month period ended April 30, 2003, we recognized $615,000 in severance expense related to ten employees.

      For fiscal year 2003, we expect the general and administrative expenses to decline in dollar value and on a percentage of revenue basis as we realize the full expense reductions of fiscal year 2002.

      Costs associated with the abandoned leased facilities and restructuring/impairment increased to $3.8 million for the three-month period ended April 30, 2003 from a negative expense of $2.5 million for the same period in fiscal year 2002. The increase is due to the additional impairment of administrative space at our 400 Minuteman, Andover, MA facility in the three-month period ended April 30, 2003 over the initial impairment taken in the three-month period ended January 31, 2003 resulting from material changes in negotiated terms during the third quarter. The $2.5 million negative expense in the three-month period ended April 30, 2002 resulted from the favorable renegotiation of certain facility costs related to facilities we shut down in the consolidation of our data centers.

      Costs associated with the abandoned leased facilities and restructuring/impairment increased to $6.1 million for the nine-month period ended April 30, 2003 from a negative expense of $2.5 million for the same period in fiscal year 2002. The increase is due to the impairment of administrative space at our 400 Minuteman, Andover, MA facility.

Interest Income

      Interest income decreased 60% to $157,000 in the three-month period ended April 30, 2003, from $389,000 for the same period in fiscal year 2002. The decrease is due primarily to a lower level of average cash on hand and a reduction of income related to direct finance leases.

      Interest income decreased 13% to $630,000 in the nine-month period ended April 30, 2003, from $721,000 for the same period in fiscal year 2002. The decrease is due primarily to a lower level of average cash on hand and a reduction of income related to direct finance leases.

Interest Expense

      Interest expense decreased 35% to $2.4 million in the three-month period ended April 30, 2003 from $3.8 million for the same period in fiscal year 2002. Included in interest expense for the three-month period ended April 30, 2003 is $180,000, related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, interest expense would have decreased 40%. The decrease is due primarily to the reduction of the beneficial conversion and debt.

      Interest expense increased 83% to $20.1 million in the nine-month period ended April 30, 2003 from $10.9 million for the same period in fiscal year 2002. Included in interest expense for the nine-month period ended April 30, 2003 is $839,000 related to companies acquired in fiscal year 2003. Excluding the impact from companies acquired in fiscal year 2003, interest expense would have increased 76%. The increase is due primarily to a $10.7 million write off of the beneficial conversion due to the $20 million conversion of debt.

Other Income (expense), net

      Other income (expense), net increased to ($909,000) for the three-month period ended April 30, 2003 from $639,000 for the same period in fiscal year 2002. The increase is due primarily to losses realized on the impairment of assets.

      Other income (expense), net increased to ($1.1) million for the nine-month period ended April 30, 2003 from $670,000 for the same period in fiscal year 2002. The increase in expense is due primarily to losses realized on the impairment of assets.

Liquidity and Capital Resources

      Our cash and cash equivalents decreased to $7.3 million at April 30, 2003 from $21.8 million at July 31, 2002 and we had a working capital deficit of $9.0 million at April 30, 2003 as compared to a working capital of $16.5 million at July 31, 2002.

      Net cash used in operating activities was $10.1 million for the nine-month period ended April 30, 2003, resulting primarily from net losses, a decrease in amounts payable to CMGI, a decrease in accrued expenses and deferred revenue and a decrease in accounts payable offset by depreciation and amortization, costs associated with abandoned leases, interest paid in stock and decrease in accounts receivable.

      Net cash provided by investing activities was $1.1 million for the nine-month period ended April 30, 2003, primarily associated with the net cash provided by acquired companies but partially offset by investment in debt of Interliant, Inc. and loans to a related party. Net cash used by financing activities was $5.5 million for the nine-month period ended April 30, 2003, comprised of payments of capital leases, the debt repayment to AppliedTheory Estate, and the payments to ClearBlue under a note payable, offset by the borrowings under a note payable to ClearBlue.

      During the nine months ended April 30, 2003, our cash and cash equivalents decreased by approximately $14.5 million. Included in this change was approximately $5.3 million in net cash expenditures that are non-recurring in nature. The $5.3 million in net non-recurring expenditures consists predominantly of: (1) a $3.2 million payment to CMGI for the settlement of intercompany balances reached in fiscal year 2002; (2) a $2.1 million payment to Unicorn Holdings related to a CBTM note; (3) a $2.0 million purchase of a debt interest in Interliant, Inc.; (4) a $1.9 million payment to common shareholders of Conxion for the purchase of Conxion; (5) $1.9 million in severance payments; (6) a $1.6 million related to lease buyout; (7) a $1.3 million interest payment to ClearBlue related to the $65 million of convertible notes then outstanding; (8) a $1.1 million payment to Avasta creditors in accordance with the Avasta acquisition; (9) a $770,000 payment to purchase directors’ and officers’ insurance for periods prior to September 11, 2002; (10) a $505,000 unsecured loan to ClearBlue for payroll related costs; (11) a $600,000 settlement payment with Level 3, Inc.; (12) a $500,000 payment related to vendor settlements; (13) a $490,000 prepayment of directors’ and officers’ insurance; (14) $473,000 in legal and audit fees related to our acquisitions; (15) $403,000 in bonuses related to fiscal year 2002 and (16) a $100,000 payment on behalf of ClearBlue for legal costs; partially offset by: (i) $5.5 million in cash from acquisitions; (ii) $3.0 million from Atlantic LLC related to the payoff of the CBTM note to Unicorn Holdings and the Avasta creditors; (iii) $2.8 million in customer receipts; (iv) a $1.0 million receipt from Engage Technologies, Inc. related to a fiscal year 2002 settlement; (v) a $737,000 receipt from CMGI related to a contract settlement; and (vi) a $637,000 reduction in restricted cash due to the decrease in our line of credit.

      Since our inception, our operations have been funded primarily by CMGI through the issuance of common stock, preferred stock and convertible debt, the issuance of preferred stock and convertible debt to strategic investors, our initial public offering in October 1999, related exercise of an over-allotment option by the underwriters in November 1999 and the Atlantic Loan.

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

      On December 31, 2002, ClearBlue was required to pay a $6.1 million liability owed to the AppliedTheory Estate as a result of ClearBlue’s acquisition of AppliedTheory. In order to fund the $6.1 million payment, ClearBlue entered into a $6.0 million line of credit with Unicorn, a related party to NaviSite and ClearBlue. ClearBlue drew down $4.6 million and together with cash on hand at December 31, 2002, paid the $6.1 million liability due to the AppliedTheory Estate. In January 2003, ClearBlue paid $2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, NaviSite entered into a Loan and Security Agreement with Atlantic and in February 2003, we drew down on this facility to pay off the remaining $2.0 million due Unicorn by ClearBlue. ClearBlue has a long-term liability of $6.0 million (Estate Liability) due the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum which is due and payable at the termination date of the Estate Liability.

      On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. In connection with the Outsourcing Agreement, we entered into to two Notes, the NaviSite Loan whereby NaviSite will loan amounts to ClearBlue for working capital needs and the ClearBlue Loan whereby ClearBlue will loan amounts to NaviSite for working capital needs. The two Notes have interest rates of 8% per annum with a term ending July 31, 2003, subject to acceleration upon evidence of defaults, as defined. Interest is payable upon demand or, at the lender’s option, interest may be added to the outstanding balance due by the borrower. The two Notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. The lenders under the two Notes may demand payment from the borrower with 60 days written notice. The borrower may offset any amounts due to them under the two Notes when making payment under its respective note. The two Notes are secured by the accounts receivable of the respective borrowers. At May 31, 2003, ClearBlue owed us approximately $1.9 million under the NaviSite Loan.

      As mentioned above, we entered into the $10 million Atlantic Loan with Atlantic, a related party, on January 29, 2003. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before November 1, 2003. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from ClearBlue to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta and (3) up to $500,000 for the post acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to NaviSite such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of consolidated NaviSite accounts receivables. At May 31, 2003, we had borrowed $3.0 million under the Atlantic Loan and had approximately $500,000 available to us. The Atlantic Loan is secured by all of our receivables. On

May 30, 2003 we repaid $2.0 million of the approximate $3.0 million borrowed under the Atlantic Loan. On June 6, 2003, we borrowed $2.0 million under the Atlantic Loan.

      On May 26, 2003, we entered into a Financing Agreement with SVB whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables, as defined in the Finance Agreement, with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days, from date of service. The Financing Agreement has a one year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued SVB a warrant to purchase up to 165,000 shares of our common stock with an exercise price of $2.50, the closing price of our stock on the last business before the issuance of the warrant. We will determine the fair value of the warrants using the Black-Scholes option-pricing model and amortize the value over the term of the Financing Agreement into interest expense.

      We currently anticipate that our available cash at April 30, 2003 combined with (1) the additional funds available, under the Loan and Security Agreement between NaviSite and Atlantic, which as of May 31, 2003 was approximately $500,000 and (2) the Financing Agreement, which as of May 31, 2003 was approximately $2.8 million drawn down and $2.9 million was available (based upon the outstanding accounts receivable at May 31, 2003), will be sufficient to meet our anticipated needs, barring unforeseen circumstances, for working capital and capital expenditures through the end of fiscal year 2003. However, based on our current projections for fiscal year 2004, we will more than likely be required to raise additional funds to remain a going concern. Our projections for cash usage for the remainder of fiscal year 2003 assume: (1) our ability to retain customers in light of market and NaviSite uncertainties; (2) our ability to collect accounts receivables in a timely manner; (3) our ability to effectively integrate recent acquisitions and realize forecasted cash savings synergies and (4) our ability to achieve expected cash expense reductions. In addition, we are actively exploring the possibility of additional business combinations with other unrelated and related business entities. ClearBlue and its affiliates are our majority stockholders and could unilaterally implement any such combinations. The impact on our cash resources of such business combinations cannot be determined. Further, our projected use of cash and business results could be adversely affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity.

      To address these uncertainties, management is working to: (1) quantify the potential impact on cash flows of our evolving relationship with ClearBlue and its affiliates; (2) continue our practice of managing costs; (3) aggressively pursue new revenue through channel partners, direct sales and acquisition; and (4) raise capital through third parties.

      We will more than likely need to raise additional funds in order respond to competitive and industry pressures, to respond to operational cash shortfalls, to acquire complementary businesses, products or technologies, or to develop new, or enhance existing, services or products. In addition, on a long-term basis, we may require additional external financing for working capital and capital expenditures through credit facilities, sales of additional equity or other financing vehicles. Our ability to raise additional funds may be impacted by: (1) the uncertainty surrounding our ability to continue as a going concern; (2) the de-listing of our stock from NASDAQ; (3) our inability to transfer back to the NASDAQ National Market in the future from the NASDAQ SmallCap Market and (4) restrictions imposed on us by ClearBlue and its affiliates. Under our arrangement with ClearBlue we must obtain its consent in order to issue debt securities or sell shares of our common stock to affiliates. We may not receive ClearBlue’s consent. The SVB Financing Agreement contains certain restrictive covenants that require us to obtain SVB’s approval before entering into certain debt arrangements. We may not receive this approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience additional dilution. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern, would be significantly limited.

Contractual Obligations and Commercial Commitments

      In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. In addition, we had $54 million face value of long-term debt outstanding at April 30, 2003. Future payments required under these long-term obligations are as follows:

Payment Due by Period

As of 4/30/03	Total	Less than 1 year	1–3 years	4–5 years	After 5-years

	(in thousands)
Long-term and related party debt(1)	$54,093	$3,000	$18,789	$32,304	$—
Interest on debt(1)(2)	16,123	3,185	9,611	3,327	—
Capital leases	4,763	2,332	2,432	—	—
Operating leases	2,501	1,576	924	—	—
Bandwidth commitments	12,402	6,650	4,800	952	—
Level 3 agreement	300	300	—	—	—
Maintenance for hardware and software	1,344	1,244	100	—	—
Property leases	42,604	7,646	15,034	9,888	10,036
Total	$134,130	$25,933	$51,690	$46,471	$10,036

(1)	On June 16, 2003, $3.9 million of convertible notes were offset against amounts due us by ClearBlue, and on June 17, 2003, we received written notice from ClearBlue Finance stating its election to convert the remaining $41.2 million of the New Note.

(2)	Interest waived through December 31, 2003

Related Party Transactions

      At April 30, 2003, ClearBlue and its affiliates collectively owned approximately 67.5% of NaviSite. Prior to September 11, 2002, we were an approximately 75.8% owned subsidiary of CMGI. CMGI had provided us with funding since our inception through the issuance of common stock, preferred stock and convertible debt. We continue to sell our services to CMGI and to companies in which CMGI has an investment interest or a significant ownership interest. Total revenue realized from services to related parties was zero and $5.6 million for the three month periods ended April 30, 2003 and 2002, respectively, and $1.3 million and $15.3 million for the nine months ended April 30, 2003 and 2002, respectively. As of September 11, 2002, the revenue from CMGI and CMGI affiliated companies is classified as third party revenue.

      CMGI has historically provided us with accounting, systems, and related services at amounts that approximated fair value of services received in each of the periods presented in these financial statements. Subsequent to September 11, 2002, CMGI provided us with accounting systems support until we were migrated to the ClearBlue system. This service was contracted for through December 31, 2002. We also purchased certain employee benefits (including 401(k) plan participation by our employees) and insurance (including property and casualty insurance) through CMGI as well as certain marketing and business development services. As of September 11, 2002, we no longer received these services from CMGI.

      On January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we will provide certain management services as well as manage the day-to-day operations of ClearBlue’s datacenters. We charge ClearBlue actual costs incurred plus a 5% mark-upon labor costs only. In the three and nine-month period ended April 30, 2003, we charged ClearBlue $207,000 and $276,000, respectively.

In connection with the Outsourcing Agreement, we entered into two Notes, one whereby NaviSite will loan amounts to ClearBlue for working capital needs and one whereby ClearBlue will loan amounts to NaviSite for working capital needs. The two Notes have interest rates of 8% per annum with a term ending July 31, 2003, subject to acceleration upon evidence of defaults, as defined in the respective note. Interest is payable upon demand or, at the lender’s option, interest may be added to the outstanding balance due by the borrower. The two Notes may be draw down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. The lenders under the two Notes may demand payment from the borrower with 60 days written notice. The borrower may offset any amounts due to them under the two Notes when making payment under its respective note. The two Notes are secured by the accounts receivable of the respective borrowers. At April 30, 2003, ClearBlue owed us approximately $1.9 million under the NaviSite Loan. The two Notes are more fully described in the “Liquidity and Capital Resources” section of this document. On June 2, 2003, we amended the NaviSite Loan to increase the borrowing facility to $2,250,000 and funded an additional $200,000 to ClearBlue. The additional $200,000 funding to ClearBlue was repaid to us on June 6, 2003. In addition to the amount due NaviSite under the NaviSite Loan, ClearBlue owed certain amounts to CBTM at the time of CBTM’s sale to NaviSite. At April 30, 2003, NaviSite had an intercompany receivable of $2.2 million outstanding from ClearBlue.

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

      We have a history of losses and may never achieve profitability and may not continue as a going concern if we cannot raise additional funds. Since our inception in 1996, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of April 30, 2003, we had approximately $7.3 million of cash and cash equivalents, working capital deficit of $9.0 million and had incurred losses since inception resulting in an accumulated deficit of $337.8 million. We currently anticipate that our available cash combined with the funds available to us under the SVB Financing Agreement, will be sufficient to meet our needs through the end of fiscal year 2003, however, we will more than likely need to raise additional funds to remain a going concern. Our projections for cash usage are based on a number of assumptions, including: (1) our ability to retain customers in light of market uncertainties and NaviSite’s uncertain future; (2) our ability to collect accounts receivables in a timely manner; (3) our ability to effectively integrate recent acquisitions and realize forecasted cash savings synergies and (4) our ability to achieve expected cash expense reductions. Further, the projected use of cash and business results could be affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity. Accordingly, we will have to raise additional funds to continue as a going concern and such funds may not be available or may not be available on favorable terms. Management is working to address these uncertainties, although we cannot assure you that these efforts will be successful and that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will be able to raise additional funds and continue as a going concern.

      ClearBlue and its affiliates, collectively, own a majority of our outstanding common stock and may have interests that conflict with the interests of our other stockholders. At June 16, 2003, ClearBlue and its affiliates owned, directly or indirectly through its wholly owned subsidiaries and/or its shareholders, approximately 67.5% of the outstanding capital stock of NaviSite. If ClearBlue were to convert the New Note, ClearBlue would own approximately 79.8% of the outstanding capital stock of NaviSite. Accordingly, ClearBlue has the power, acting alone, to elect a majority of our board of directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, ClearBlue, upon conversion of the New Note, would be able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that ClearBlue could effect a sale or merger of NaviSite without the consent of our other stockholders. ClearBlue’s ownership may have the effect of delaying, deterring or preventing a change in control of NaviSite or discouraging a potential acquirer from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

      On September 11, 2002, the Board of Directors of NaviSite, which had consisted of David S. Wetherell and George A. McMillan, elected Andrew Ruhan, Chairman of ClearBlue, and Arthur Becker, director of ClearBlue, to the Board. As a result of CMGI’s reduction in ownership of NaviSite, Messrs. Wetherell and McMillan resigned from the Board effective October 2, 2002. Also, Gabriel Ruhan, the Chief Operating Officer and a director of ClearBlue and the brother of Andrew Ruhan, was subsequently elected to the Board. Thus, prior to January 27, 2003, NaviSite’s Board of Directors was composed solely of executives of ClearBlue. On January 27, 2003, we elected three independent directors to our Board, Jim Pluntze, James H. Dennedy and Kenneth A. MacAlpine. On April 3, 2003 Mr. Larry Schwartz was elected to the Board of Directors as an independent director and to the Audit Committee. On that same day Mr. Jim Pluntze resigned from the Board of Directors and the Audit Committee and subsequently was elected by the Board of Directors as Vice President of Finance and Strategy, Treasurer and Chief Financial Officer. Accordingly, ClearBlue executives now comprise one-half of the Board of Directors and could block any proposal at the Board level. In addition, ClearBlue has the power, acting alone as a stockholder, to maintain a majority of the Board of Directors and has the ability to determine the outcome of any corporate actions requiring stockholder approval regardless of how our other stockholders may vote. ClearBlue may have interests that conflict with the interests of our other stockholders.

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

      Integration of acquisitions may not proceed as planned. On December 31, 2002, we acquired all of the outstanding capital stock of CBTM, on February 4, 2003 we acquired Avasta, on April 2, 2003 we acquired Conxion and on May 16, 2003 we acquired certain assets of Interliant, Inc. In order to successfully integrate the operations, products and people of CBTM, Avasta and Conxion and the Interliant Assets, we will have to devote a significant amount of management resources to integrate the acquired businesses with our existing business. These businesses may not produce the revenues, cash savings, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. As a result, we may incur higher costs, and realize lower revenues than we had anticipated.

      A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact to our business results and cash flow. One of CBTM’s customers represented approximately $12.8 million, or 71% of CBTM’s revenue, for the nine month period ended April 30, 2003 and approximately 29% of our consolidated revenue for the nine-month period ended April 30, 2003. Although this customer has been a long-term customer of CBTM, we cannot guarantee that we will be able to retain this customer or to maintain the same level of services to such customer. If we were to lose this customer or suffer a reduction in the amount of services we provide to this customer, it would have a significant adverse impact on both our business results and cash flows.

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

      The loss of key officers, key management and other personnel could adversely affect our ability to successfully execute our business strategy or to continue to provide services to our customers. We believe that the continued service of key personnel is a key component of the future success of our business. The departure of Arthur Becker, as our President and Chief Executive Officer, may have negative ramifications on our customer relations and operations. None of our key officers or personnel is currently a party to an employment agreement with us. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our key personnel. Furthermore, the loss of key members of our sales and marketing teams or key technical service personnel could adversely affect relations with our customers. Any loss of key technical personnel could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Over the past year, we have had significant reductions in force and a number of departures of key management. In addition, with Atlantic having recently become our majority stockholder and taken seats on our board of directors, there could be additional changes in management. In the event that future reductions or departures of employees occurs, our ability to successfully execute our business strategy, or to continue to provide services to our customers, could be adversely affected.

      You have experienced dilution because of conversions by ClearBlue and you may experience additional dilution in the future. The convertible notes obtained by ClearBlue from HPFS and CMGI include terms that allow ClearBlue, in its discretion, to convert $45 million principal amount of the New Note into common stock at a conversion price of $3.90 per share. On December 12, 2002, ClearBlue converted $20 million of the $65 million of convertible notes into 5,128,205 shares. In addition, upon the prior written consent of ClearBlue, we may pay all or a portion of the interest due to ClearBlue with our common shares. Moreover, if additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders’ percentage of ownership will be reduced and they may experience additional dilution. In certain circumstances, if we issue equity or convertible debt securities at values below those currently held by ClearBlue, we must issue ClearBlue additional shares of our common stock, which will further dilute existing stockholders.

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

      In the event that we complete additional acquisitions, we will face additional risks. These risks include the following: difficulty assimilating acquired operations, technologies and personnel; inability to retain management and other key personnel of the acquired business; and changes in management or other key personnel that may harm relationships with the acquired business’ customers and employees. We cannot assure you that the acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

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

      We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management’s attention and requires us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

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

      Our exposure to market risk primarily relates to interest rates related to our cash and cash equivalents and our fixed rate long term debt. As of April 30, 2003, we had approximately $7.3 million in cash and cash equivalents primarily invested in money market accounts which bear interest at market rates. As of April 30, 2003, we had approximately $54.1 million of fixed rate convertible debt with ClearBlue. Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. We estimate that a one percentage point decrease or increase in interest rates on the $45.1 million convertible debt would increase or decrease the fair value of the debt by $1.4 million or $1.4 million, respectively.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      A discussion of pending legal matters appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities

      On February 4, 2003, we issued 231,039 shares of our common stock to the stockholders of Avasta in connection with our acquisition of Avasta.

      On May 26, 2003, in connection with our Financing Agreement with SVB, we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share which was the market price of our common stock at the time of the transaction.

      The shares of NaviSite common stock issued to Avasta’s stockholders and the shares of NaviSite common stock issuable upon conversion of the SVB warrant were issued, and are issuable, in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these securities.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Exhibit

10.1	Offer of Employment Letter, dated as of March 25, 2003, by and between the Registrant and Jim Pluntze.
10.2	Agreement, dated as of April 4, 2003, by and between the Registrant and Jim Pluntze.
10.3	Severance Agreement and General Release, dated as of April 30, 2003, by and between the Registrant and Kevin Lo.
10.4	Accounts Receivable Financing Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.5	Registration Rights Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.6	Intellectual Property Security Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.7	Form of Warrant, dated as of May 27, 2003, issued by the Registrant to Silicon Valley Bank.
10.8	First Amendment to the Loan and Security Agreement, dated as of June 2, 2003, by and between the Registrant and ClearBlue Technologies, Inc.
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On March 17, 2003, we filed a Current Report on Form 8-K/A, dated December 31, 2002, under Item 7 with respect to our acquisition of ClearBlue which amended and restated Item 7 of our Current Report on Form 8-K, dated December 31, 2002 and filed with the SEC on January 13, 2003, to include financial statements and pro forma financial information.

      On March 24, 2003, we filed a Current Report on Form 8-K, dated March 17, 2003, under Item 9 clarifying statements made during our regular quarterly earnings conference call held on March 17, 2003.

      On April 17, 2003, we filed a Current Report on Form 8-K, dated April 2, 2003, under Items 2 and 7, with respect to our acquisition of Conxion.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVISITE, INC.

By:	/s/ JIM PLUNTZE

Jim Pluntze
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: June 17, 2003

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR BECKER

Arthur Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 17, 2003

I, Jim Pluntze, certify that:

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JIM PLUNTZE

Jim Pluntze
Chief Financial Officer
(Principal Financial Officer)

Date: June 17, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.1	Offer of Employment Letter, dated as of March 25, 2003, by and between the Registrant and Jim Pluntze.
10.2	Agreement, dated as of April 4, 2003, by and between the Registrant and Jim Pluntze.
10.3	Severance Agreement and General Release, dated as of April 30, 2003, by and between the Registrant and Kevin Lo.
10.4	Accounts Receivable Financing Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.5	Registration Rights Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.6	Intellectual Property Security Agreement, dated as of May 27, 2003, by and between the Registrant and Silicon Valley Bank.
10.7	Form of Warrant, dated as of May 27, 2003, issued by the Registrant to Silicon Valley Bank.
10.8	First Amendment to the Loan and Security Agreement, dated as of June 2, 2003, by and between the Registrant and ClearBlue Technologies, Inc.
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.