Form 10-K
period 2003-07-31
NAVISITE INC
filed 2003-10-22
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27597

NaviSite, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (Zip Code)

(Registrant’s telephone number, including area code)

(978) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑

     The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $7,570,739, based on the last reported sale price of the registrant’s common stock on the Nasdaq SmallCap Market as of the close of business on January 31, 2003.

     As of October 15, 2003, there were 24,691,476 shares outstanding of the registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2003 ANNUAL REPORT

ON FORM 10-K

PART I

SPECIAL NOTE

      All share numbers and share prices provided in this Annual Report on Form 10-K have been adjusted to reflect the 1-for-15 reverse stock split of NaviSite’s common stock effected on January 7, 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Investors are warned that actual results may differ materially from management’s expectations. We undertake no obligation to publicly reissue or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1.	Business

Company Overview

      NaviSite, Inc. provides outsourced hosting and managed application services for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. Our goal is to help customers focus on their core competencies by outsourcing the hosting and management of their operations and applications, allowing customers to improve the efficiency of their operations. Our focus on Managed Application Services (A-Services), Managed Infrastructure Services (I-Services) and Managed Messaging Services (M-Services) allows us to meet the expanding needs of our customers as their applications become more complex.

      NaviSite operates 14 data centers in the United States and one data center in the United Kingdom. We combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering simple to complex hosting and application management services. We provide a combination of high availability infrastructure, high performance monitoring systems, and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided. Customers typically enter into agreements with a term of one to three years and monthly payment installments.

      We derive our revenue primarily from hosting services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses. These hosting services include:

•	Managed Application Services (A-Services): An advanced portfolio of collaborative application monitoring and management services, managed hosting services and application development services;

•	Managed Infrastructure Services (I-Services): A set of infrastructure services consisting of co-location hosting, bandwidth, connectivity, content distribution networks and electronic software delivery services; and

•	Managed Messaging Services (M-Services): A suite of outsourced and managed messaging applications built on Lotus Domino and Microsoft Exchange software, including fully-managed Domino applications and email messaging services.

      NaviSite was started in 1996 within CMGI, Inc., its former majority stockholder, to support the networks and host Web sites of CMGI, its subsidiaries and certain of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with CMGI. NaviSite was incorporated in Delaware in December 1998. In October 1999, NaviSite completed its initial public offering of common stock and remained a majority-owned subsidiary of CMGI until September 11, 2002. On September 11, 2002, ClearBlue Technologies, Inc. and its subsidiaries became NaviSite’s majority stockholder upon its acquisition from CMGI and Hewlett-Packard Financial Services Company of all of their shares of NaviSite common stock, warrants to purchase NaviSite common stock and convertible promissory notes issued by NaviSite. In August 2003, Atlantic Investors, LLC, the indirect majority stockholder of ClearBlue Technologies, Inc., and its subsidiaries, became our majority stockholder upon ClearBlue Technologies, Inc.’s transfer of its stock ownership interests in NaviSite to its stockholders. Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. A description of NaviSite’s recent developments through merger and acquisition activities is set forth in Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 below and is incorporated herein by reference.

Fiscal Year 2003 Events and Developments

      There have been a number of internal and external events and developments which impacted NaviSite during and subsequent to fiscal 2003. Some of the significant events and developments included:

•	On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company sold and transferred to ClearBlue Technologies, Inc., a privately-held managed service provider based in San Francisco, California, and certain subsidiaries, the following equity and debt interests in NaviSite, thus becoming NaviSite’s majority stockholder:

•	Pursuant to a Note and Stock Purchase Agreement by and between CMGI and ClearBlue Technologies, Inc., CMGI sold and transferred to ClearBlue Technologies, Inc. approximately 4.7 million shares of NaviSite common stock, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase approximately 347,000 shares of NaviSite common stock and a convertible note with an aggregate principal amount outstanding of $10 million. The $10 million convertible note was convertible into approximately 2.5 million shares of NaviSite common stock.

•	Pursuant to a Note and Stock Purchase Agreement by and between Hewlett-Packard Financial Services Company and ClearBlue Technologies, Inc., Hewlett-Packard Financial Services Company sold and transferred to ClearBlue Technologies, Inc. approximately 213,000 shares of NaviSite common stock, and a convertible note with an aggregate principal amount outstanding of approximately $55 million. The $55 million convertible notes were convertible into approximately 14.1 million shares of NaviSite common stock.

•	In connection with: (i) an Assignment Agreement dated October 8, 2002 among NaviSite and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC; and (ii) a series of open market transactions from certain other third-party holders, NaviSite acquired for $2.0 million approximately $36.4 million face value, 10% convertible senior notes due in 2006 of Interliant, Inc., a provider of managed services which filed a petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).

•	On December 12, 2002, ClearBlue Finance, Inc., a wholly-owned subsidiary of ClearBlue Technologies, Inc.: (i) converted in full the $10 million note formerly held by CMGI; and (ii) converted $10 million of the $55 million notes formerly held by Hewlett-Packard Financial Services Company, including interest and pre-paid interest, into an aggregate of approximately 5,587,000 shares of common stock. A new convertible promissory note was issued to ClearBlue Finance, Inc. with respect to the portion of the outstanding principal and interest due under the promissory note formerly held by Hewlett-Packard Financial Services Company that was not converted (approximately $45.0 million).

In addition, ClearBlue Finance, Inc. waived all interest for the period from December 15, 2002 through December 31, 2003 resulting from the unconverted promissory note.

•	On December 31, 2002, NaviSite completed the acquisition of all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., a wholly-owned subsidiary of ClearBlue Technologies, Inc., which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., a provider of complex hosting and application management services, in exchange for approximately 568,000 shares of NaviSite common stock.

•	Beginning January 1, 2003, NaviSite agreed to provide certain management services as well as manage the day-to-day operations of data centers owned, directly or indirectly, by ClearBlue Technologies, Inc. pursuant to an Outsourcing Agreement with ClearBlue Technologies, Inc. In connection with the Outsourcing Agreement, NaviSite issued to ClearBlue Technologies, Inc. a promissory note pursuant to which NaviSite may borrow amounts from ClearBlue Technologies, Inc. for working capital needs. In addition, ClearBlue Technologies, Inc. issued to NaviSite a promissory note pursuant to which ClearBlue Technologies, Inc. may borrow amounts from NaviSite for working capital needs. The two notes may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per promissory note.

•	On January 29, 2003, NaviSite entered into a $10 million Loan and Security Agreement with Atlantic Investors, LLC, an affiliate of ClearBlue Technologies, Inc. The loan agreement has a termination date of February 1, 2004 and bears interest at the rate of 8% per annum. Under the loan agreement, NaviSite can require Atlantic Investors, LLC to make a loan to it: (i) up to $2.0 million to repay an amount due from ClearBlue Technologies Management, Inc. to Unicorn Worldwide Holdings Limited, each a related party of NaviSite and Atlantic Investors, LLC; (ii) $1.0 million for costs associated with our acquisition of Avasta, Inc.; and (iii) up to $500,000 for the post-acquisition working capital needs of Avasta, Inc. Atlantic Investors, LLC, at its sole and absolute discretion, may advance other amounts to NaviSite such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of consolidated NaviSite accounts receivables. The loan is secured by all of NaviSite’s accounts receivables.

•	On February 5, 2003, NaviSite acquired Avasta, Inc., a provider of remote hosting and managed service operations located in San Francisco, California, for approximately 231,000 shares of NaviSite common stock. The acquisition was made to enhance NaviSite’s ability to be a full-service provider of applications management services and technology to its customers. An additional 179,353 shares of our common stock were issued to the former stockholders of Avasta, Inc. in September 2003 as an earnout payment.

•	On February 19, 2003, the Board of Directors elected Arthur P. Becker, a member of NaviSite’s Board of Directors and an officer and director of ClearBlue Technologies, Inc., as NaviSite’s Chief Executive Officer and President, effective as of February 21, 2003, to succeed Patricia Gilligan.

•	On April 2, 2003, NaviSite completed the acquisition of Conxion Corporation, a provider of software distribution services and network/server security expertise. The shareholders of Conxion received an aggregate of $1,925,000 in cash.

•	On May 16, 2003, NaviSite, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets, other than certain accounts receivable, relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe, of Interliant, Inc. and several of its subsidiaries (the “Interliant Assets”). The aggregate purchase price for the Interliant Assets was approximately $7.2 million, subject to certain net worth adjustments, comprised of approximately $5.8 million in cash, $624,000 in the form of a credit of future distributions to be paid on certain promissory notes of Interliant held by NaviSite, $550,000 in principal amount of a non-interest bearing promissory note due December 2003, and approximately $200,000 in acquisition-related costs. As part of the transaction, the NaviSite subsidiary agreed to assume up to $5,766,000 in liabilities relating to the Interliant Assets. On June 6, 2003, NaviSite acquired certain accounts receivable of Interliant and its subsidiaries.

•	On May 27, 2003, NaviSite entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank whereunder NaviSite may borrow up to a maximum of $10.0 million based on eligible accounts receivables. As part of the Financing Agreement, on May 27, 2003, NaviSite issued warrants to Silicon Valley Bank to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50, which was the trading price of our common stock on this date.

•	On June 16, 2003, NaviSite repaid approximately $3.9 million of the $45.0 million of outstanding debt payable to ClearBlue Finance, Inc. by offsetting amounts due to us by ClearBlue Technologies, Inc. On June 17, 2003, NaviSite received written notice from ClearBlue Finance, Inc. stating its election to convert the remaining approximately $41.2 million of the promissory note into 10,559,248 shares of common stock effective June 19, 2003.

•	On August 8, 2003, NaviSite completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. pursuant to a Stock and Asset Acquisition Agreement (the “CBT Agreement”). Pursuant to the CBT Agreement, NaviSite acquired all outstanding shares of six (6) wholly-owned subsidiaries of ClearBlue Technologies, Inc. with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna.

In addition, NaviSite assumed the revenue and expense, as of the date of the CBT Agreement, of four (4) additional wholly-owned subsidiaries of ClearBlue Technologies, Inc. with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries will automatically be transferred, under certain conditions, to NaviSite for no additional consideration in February 2004.

In exchange for these subsidiaries and certain assets and contracts relating to them, NaviSite: (i) issued 1.1 million shares of NaviSite common stock, to ClearBlue Technologies, Inc.; (ii) released ClearBlue Technologies, Inc. from certain inter-company advances in an amount up to $300,000; (iii) assumed all of ClearBlue Technologies, Inc.’s obligations under certain assets and contracts relating to the these subsidiaries; and (iv) released ClearBlue Technologies, Inc. from certain payment obligations owed to NaviSite pursuant to the Outsourcing Agreement in an amount not to exceed $263,000.

•	The audit report on our fiscal year 2003 consolidated financial statements from KPMG LLP, our independent auditors, contains an explanatory paragraph that states that our recurring losses since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. During fiscal year 2003 and thereafter, we have undergone a significant transition, including all of the acquisitions discussed above and a balance sheet restructuring, to position ourselves among the leaders in the hosting and managed application services market. While we cannot assure you that we will continue as a going concern, as part of our transition efforts, we believe that we have developed and are implementing an operational plan that will bring costs more in line with projected revenue growth.

Industry Background

      The dramatic growth in Internet usage and Internet enabled applications combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. Businesses are now deploying Internet applications on a large scale, to enhance their core business operations, and such applications have become mission critical. Such applications now go well beyond Web sites and e-commerce applications into core enterprise applications such as financial, enterprise resource management (ERP), supply chain management (SCM) and customer relationship management (CRM) applications.

      As business use of the Internet increases, we believe that businesses utilizing the Internet are seeking, and will continue to seek, to identify and implement increasingly sophisticated Internet enabled applications. These applications permit businesses to:

•	increase operating efficiencies and reduce sales, general and administrative costs;

•	build and enhance customer relationships by providing Internet-based customer service and technical support;

•	manage vendor and supplier relationships through Internet-based technologies such as online training, e-commerce enablement and streaming; and

•	communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

      As a result, the proliferation of business Web sites and Internet-enabled applications has created a strong underlying demand for specialized information technology support and application expertise. Many businesses using the Internet as part of their business strategies have chosen to outsource the hosting and management of these enterprise applications.

      The outsourced hosting and management services of Internet-enabled applications are driven by a number of factors, including:

•	the need to improve the reliability, availability and overall performance of Internet-enabled applications as those applications increase in importance and complexity;

•	the need to focus on core competitively differentiating activities and not complex IT management activities;

•	challenges and costs faced by businesses in hiring, training and retaining application engineers and information technology employees with the requisite range of IT expertise; and

•	increasing complexity of managing the operations of Internet-enabled applications.

Strategy

      Enhancing stockholder value through growth, obtaining and sustaining profitability and market leadership is our continued objective. We intend to pursue growth through expanding our customer base, establishing relationships with new strategic partners and augmenting penetration within our established customers, and through the potential acquisition of companies. Our strategic objective is to build a leadership position with mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. We believe this can be accomplished by providing an integrated set of business process outsourcing solutions for target customers. We believe traditional outsourcers cannot serve these customers profitably. NaviSite believes it can profitably customize services for these customers. Key elements of our strategy include:

Leverage Existing Operating Platform Through Potential Acquisitions. We intend to leverage our existing operating platform through the acquisition of companies serving mid-sized enterprises, divisions of large multi-national companies and government agencies. By acquiring companies with a low cost basis, we can leverage fixed costs and improve margins by servicing more customers with minimal additional administrative and fixed costs.

Deepen our Relationships With Existing Customers by Adding New Service Capabilities. We plan to increase our services portfolio so that we can service our customers as the single point of management across solutions. Acquisitions, such as Avasta, Conxion and the Interliant Assets, have provided us with strategically important capabilities, such as application management, content delivery and managed messaging. New service capabilities will allow us to further penetrate existing client relationships and increase sales.

Build Partnerships with Key System Integrators and Independent Software Vendors. We plan to partner with key system integrators to deliver value across the full lifecycle of each software solution. This allows systems integrators to improve their competitive position and revenue opportunities by presenting their customers with a hosted and managed solution that meets their customers’ exact requirements. We also plan to partner with independent software vendors in order to allow them to quickly create and deploy their application software as a service in order to meet demand from end-users for subscription-based application services.

Continue Driving Improvements in Industry-Leading Operational Metrics. NaviSite plans to continue driving improvements in its operating metrics and corresponding improvements in the quality of its customer service. NaviSite believes it has developed and delivers to its customers consistently high levels of operational metrics across the areas that are most critical to businesses, including the performance of customer applications, network elements and service levels.

The NaviSite Solution

      NaviSite provides a range of application, infrastructure and messaging services that can be deployed in a cost-effective and rapid manner. We specialize in developing, deploying and managing dedicated mission-critical Internet-based solutions for our customers. We serve as the single point of management for our customers’ outsourced business applications and our focus on management of customer business computing infrastructure allows us to meet an expanding set of customer needs as customers’ applications become more complex. Further, we provide our services across Unix, Windows, and Linux platforms and in highly secure, highly available and redundant environments.

      The combination of our scalable infrastructure, the repeatability of our management processes and our extensive base of expertise allows us to provide our customers with application hosting and management services on a cost-effective basis. NaviSite has already deployed state-of-the-art infrastructure from the industry’s leading providers, and, therefore, our customers can immediately leverage equipment and services that would typically not be cost effective for them to purchase and deploy themselves. In addition, we have made significant investments in our operating platform and our automation capabilities. Furthermore, we have refined these processes over time and across a large base of customers. By leveraging this expertise, we can more efficiently configure, deploy and manage complex applications and, thus, save our customers from hiring or developing that same expertise in-house. By outsourcing these resources and time-intensive Internet-enabled applications, we allow our customers to focus on their core businesses. We believe that our customers would otherwise be required to make significant expenditures to replicate our performance, reliability and expertise either internally or by using outside vendors.

Infrastructure

      Our infrastructure and technology have been built by integrating “best of breed” components and have been designed specifically to meet the more demanding technical requirements of providing managed application hosting. Our high-performance infrastructure, together with our trained and experienced staff, enables us to offer levels of service that are backed by high service level guarantees.

      Network Operations Centers. We monitor the operations of our infrastructure and customer Internet applications from our own state-of-the-art network operations centers. Our primary network operations center in Andover, Massachusetts is staffed 24 hours per day, seven days per week with Network, Security, Windows NT, Linux and UNIX personnel. We run a fully operational real-time backup network operations center in San Jose, California. Our network operations centers perform first-level problem identification, validation and resolution. The design of our network operations centers allows network engineers and support personnel to be promptly alerted to problems and we have established procedures for rapidly resolving any technical issues that arise. Network management and monitoring tools continuously monitor the network and server performance.

      Data Centers. We currently serve customers from 14 data centers located in the United States and one data center located in the United Kingdom. These data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Hewlett-Packard, Dell, EMC, Microsoft, Oracle and Sun Microsystems.

      Internet Connectivity. Our use of direct private transit Internet connections to major Internet backbone providers differentiates our network infrastructure from those of our competitors. We have redundant high-capacity Internet connections to Level3, InterNap and Wiltel on the east coast and Level3, XO Communications and Wiltel on the west coast. We have deployed direct private transit Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks to improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ Internet-based applications.

Services

      In fiscal 2003, NaviSite expanded its service offerings and its customer base. NaviSite’s acquisitions of ClearBlue Technologies Management, Inc., Avasta, Conxion, the Interliant Assets and, subsequent to the end of fiscal 2003, the data centers owned by ClearBlue Technologies, Inc. provided NaviSite with an increase in, and significant diversification of, its customer base from approximately 145 to over 800 and the ability to increase and improve its suite of service offerings to its new and existing customers. The universe of offerings is provided to customers a la carte, enabling customers to design configurations to meet their particular needs for availability, security and performance. NaviSite also has developed a number of “ready made”, yet customizable, configurations that are based on best practices and on field-proven architectures. The services provided to NaviSite’s customers range from simple co-location to application managed services.

      NaviSite’s services consist of:

•	Managed Application Services (A-Services);

•	Managed Infrastructure Services (I-Services); and

•	Managed Messaging Services (M-Services).

              A-Services

      A-Services consist of:

•	Application Development;

•	Application Hosting; and

•	Collaborative Application Management Platform.

      Application Development — These services combine NaviSite’s skill and experience in designing attractive and effective Web brands and interfaces. NaviSite’s tailored Web site workflow systems improve timeliness of Web site content, empower multiple content administrators and improve Web site control. NaviSite customizes back-end and user interface designs to enable the customer to share Web-based information.

      Application Hosting — NaviSite provides fully managed hosting for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission-critical business on the Internet. NaviSite manages data centers, Internet connectivity, servers and networking, security (including firewall, virtual private networks and intrusion detection), storage, load balancers, database clusters and operating system and Web and application servers. NaviSite also provides more advanced management services for leading databases and applications. Most application hosting services are available in one of NaviSite’s data centers or via remote management on a customer’s own premises.

      Collaborative Application Management (CAM) — The CAM platform enables NaviSite, IT teams and systems integrator partners to work together to provide seamless, integrated application management to end customers. The CAM platform helps ensure full transparency and seamless operations of: (i) hardware, operating system, database and application monitoring; (ii) event management; (iii) problem resolution management; and (iv) integrated change and configuration management tools. CAM includes:

•	NaviSite Event Detection System — This NaviSite custom-developed technology allows NaviSite’s operations personnel to efficiently process alerts across heterogeneous environments. This system collects and aggregates data from all of the major enterprise systems management software packages utilized by an IT organization.

•	Synthetic Transaction Monitoring — These NaviSite-developed synthetic transaction methods emulate the end-user experience and monitor for application latency or malfunctions that affect user productivity.

•	Automated Remediation — NaviSite automatically applies domain expertise to address predicted issues raised by automated monitoring. These automated fixes help ensure availability and reliability by remediating known issues in real time, keeping applications up and running while underlying problems or potential problems are diagnosed.

•	Component Information Manager — This central repository for network, database, application and device information allows NaviSite to consolidate, present and track disparate sources of critical system device information in a unified view.

•	Escalation Manager — This unique workflow automation technology allows NaviSite to streamline routine tasks and escalate critical issues in a fraction of the time that manual procedures require. Escalation Manager initiates specific orders and tasks based on pre-defined conditions, ensuring clear, consistent communications between NaviSite and its customers.

      An integral part of CAM is its customer portal that provides customers with a real-time view into systems and application operations, including access to metrics and reports, incidents, service requests, customer knowledge base, standard remediation procedures and change control management. This portal provides NaviSite’s customers with the transparency and control that customers and strategic partners rely on to manage critical systems and applications.

I-Services

      I-Services consist of NaviSite’s infrastructure services, which provide the building blocks for all Internet-enabled services. I-Services consist of:

•	Co-location hosting;

•	Bandwidth;

•	Security;

•	Disaster recovery; and

•	Content distribution networks.

      Co-location — NaviSite’s co-location data centers provide customers with a secure place to gain rapid access to the Internet, without having to build their own environments. NaviSite’s data centers include multiple levels of security with camera surveillance, redundant uninterruptible power supply and power, data grade heating ventilation and air conditioning, 24/7 customer access which is constantly monitored and advanced fire suppression.

      Bandwidth — NaviSite’s data centers are carrier-neutral facilities, providing connectivity via a wide range of separate carriers, and offering competitive Internet access and bandwidth pricing.

      Security — NaviSite offers industry standard security service offerings, including managed firewalls, intrusion detection, denial of service attack prevention and exposure analysis. We utilize commercial equipment products such as Netscreen, Checkpoint and Cisco PIX.

      Disaster Recovery — Features of NaviSite’s disaster recovery program include a spare cabinet of equipment, redundant data centers for physical separation, tape back-up and archiving off-site, storage on-demand, load balancing, fully mirrored content, remote access and professional consulting services.

      NaviSite’s Content Distribution Network (CDN) business allows customers to accelerate the distribution of all types of Internet-based data to users while reducing costs typically associated with this function. Currently, there are two primary areas of focus within this business, our caching services, Cache on Demand and Delta Edge, and our enterprise software distribution services, Conxion FTL.

      NaviSite’s caching services are specifically designed to bring (or cache) Web content, both static and dynamic, closer to the end user, which results in a decrease in overall bandwidth usage for the customer as well as an increase in overall performance regardless of the access type or connection the user is using.

      NaviSite’s software distribution services allow software manufacturers to securely and reliably distribute patches, updates, and even large new versions of their software products to its user base. This service allows them to largely bypass traditional distribution processes of physical compact disc (CD) creation, packaging and shipping resulting in a dramatic decrease in their software distribution costs as well as an increase in their ability to distribute updates quickly and accurately to their user base.

M-Services

      NaviSite’s M-Services manage messaging applications such as Microsoft Exchange, Lotus Domino and other collaborative technologies.

      M-Services consist of:

•	Messaging Application Management: NaviSite provides fully managed Lotus Notes and Microsoft Exchange services;

•	IM and Collaboration: NaviSite’s instant messaging service provides turnkey access to all of the benefits of secure, real-time chat; and

•	Spam Filtering: NaviSite provides services that allow customers to keep spam and viruses out of email systems.

Sales and Marketing

      NaviSite’s sales and marketing strategy is to cost effectively penetrate mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses through a combination of direct sales and channel partnerships.

Sales

      Direct Sales — Our direct sales professionals are organized geographically into groups located in Massachusetts, New York, California, Virginia and the United Kingdom. We utilize a sales model that consists of meetings with customers to understand and identify their individual business requirements. Our sales teams then translate those requirements into tailored business solutions. There is significant, ongoing revenue opportunity with customers as they grow and change their networks and we believe our sales model is designed to capitalize on that opportunity. To date, most of our sales have been realized through our direct sales force.

      Channel Partnerships — Our current partners include IBM, Progress Software and Accenture. In fiscal 2003, we worked to increase the number of channel partners that match our market vision, including establishing key relationships with independent software vendors and system integrators. For systems integrators, NaviSite’s flexibility and cost-effectiveness bolsters their application development and management service. For independent software vendors, NaviSite provides the ability and easy means to offer their software as a managed service.

Marketing

      NaviSite’s marketing organization is responsible for defining the overall market strategy for NaviSite. A primary focus is on identifying key market opportunities and customer segments which will best match the NaviSite service portfolio and creating marketing programs which target those segments. We are actively building general awareness of NaviSite and its strategy through public relations, marketing communications and product marketing. The marketing organization supports direct sales and business development, as well as defines and enhances channel partner relationships.

Customers

      Our customers range from small, privately-held companies to mid-sized enterprises, divisions of large multi-national companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing, retail, business services and government agencies.

      Through a combination of factors, including acquisitions, an increase in our product offering portfolio and market demand, we had approximately 700 customers as of July 31, 2003. This represents a significant increase from 145 customers as of July 31, 2002.

      We derived approximately 2%, 31% and 35% of our revenue from CMGI and CMGI affiliates for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. We derived approximately 26%, 0% and 0% of our revenue from the New York State Department of Labor for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. The contract with the New York State Department of Labor is scheduled to expire in June 2005, provided, however, the New York State Department of Labor has the right to terminate the contract at any time by providing us with 60 days notice. Other than CMGI, CMGI affiliates and the New York State Department of Labor, no other customer represented 10% or more of our revenue for the fiscal years ended July 31, 2003, 2002 and 2001. Substantially all of our revenues are derived from, and substantially all of our plant, property and equipment are located in, the United States. Our customers include the following companies for each type of service offered by us:

A-Services	I-Services	M-Services

Cabelas	Broderbund	Aguirre
Ross Stores	Forbes.com	Daimler Chrysler
Wolters Kluwer	Install Shield	Fleetwood
XM Satellite Radio	Symantec

Competition

      NaviSite competes in the hosting and application management services market, the managed infrastructure services market, and the managed messaging solutions market. These markets are fragmented, highly competitive and likely to be characterized by industry consolidation.

      We believe that NaviSite is the only provider that is able to offer a comprehensive set of services to customers who purchase outsourced services that enable them to increase efficiency, reduce or stabilize operational expenses, and better manage their businesses by focusing on their core competency rather than their IT requirements. We also believe that we can offer these services at a competitive price point due to our internal operational efficiencies, scale of operations, and the significantly reduced cost of acquisition for our infrastructure assets.

      We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our market include:

•	Quality of service delivered;

•	Ability to consistently measure, track and report on operational metrics;

•	Application hosting, infrastructure and messaging management expertise;

•	Fast, redundant and reliable Internet connectivity;

•	A robust infrastructure providing availability, speed, scalability and security;

•	Comprehensive and diverse service offerings and timely addition of value-added services;

•	Brand recognition;

•	Leveraging strategic relationships;

•	Competitive pricing; and

•	Adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

      Our current and prospective competitors include:

•	Other providers of complex hosting and related services, including Digex, Inc., Globix Corp., Computer Sciences Corporation, Totality Corp., Inflow, Inc. and a large number of local and regional hosting providers;

•	Large system integrators and information technology outsourcing firms, including Electronic Data Systems Corporation, IBM and Accenture;

•	CDN providers, such as Akamai, Inc. and Speedera Networks, Inc.;

•	Global telecommunications companies, including AT&T and Sprint;

•	National and regional messaging providers, including Connectria Corp., Internoded, Inc. and USA.net, Inc.; and

•	National and regional co-location providers, including NTT/ Verio, Rackspace, Interland, Inc. and XO Communications.

      Many of our competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the hosting and application management services market.

      In addition, we believe that there will be continued consolidation within the market in which we compete. Our competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the hosting and application management services market.

Intellectual Property

      We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not have any patents that would prevent or inhibit competitors from using technology similar to ours or entering our market. While it is our practice to require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition (for employees only) and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.

      We license or lease most technologies used in our hosting and application management services. Our technology suppliers may become subject to third-party infringement claims, or other claims or assertions, which could result in their inability or unwillingness to continue to license their technology to us. The loss of certain of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies that may be of lower quality or performance standards or at greater cost. We expect that NaviSite and its customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Internet-based businesses grows. We cannot assure you that third parties will not assert claims alleging the infringement of service marks and trademarks against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into costly royalty or licensing agreements.

Government Regulation

      While there currently are few laws or regulations directly applicable to the Internet or to managed application hosting service providers, due to the increasing popularity of the Internet and Internet-based applications, such laws and regulations are being considered and may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and managed application hosting service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we offer services over the Internet in many states in the United States and internationally and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence or employees or property there. The application of existing laws and regulations to the Internet or our business, or the adoption of any new legislation or regulations applicable to the Internet or our business, could materially adversely affect our financial condition and operating results.

Employees

      As of July 31, 2003, we had 367 employees. Of these employees, 270 were principally engaged in operations, 50 were principally engaged in sales and marketing, 14 were principally engaged in product development and 33 were principally engaged in finance and administration. None of our employees is party to a collective bargaining agreement and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

Available Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Web site, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission. Our Internet address is http://www.navisite.com. The contents of our Web site are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only.

Certain Risk Factors That May Affect Future Results

      The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or currently deemed immaterial may also impair our business operations. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

      We have a history of losses and may never achieve profitability and may not continue as a going concern. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of July 31, 2003, we had approximately $3.9 million of cash and cash equivalents, a working capital deficit of approximately $15.2 million and had incurred losses since our incorporation resulting in an accumulated deficit of approximately $407 million. During the fiscal year ended July 31, 2003, we had a net loss of approximately $69.5 million. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

      Our available cash, combined with the funds available to us under the Silicon Valley Bank financing agreement, may not be sufficient to meet our needs through the end of fiscal year 2004. In addition, the financing agreement with Silicon Valley Bank includes various covenants and restrictions that may affect our ability to operate our business. To the extent that we are not able to comply with the covenants and restrictions, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity. Further, we will more than likely need to raise additional funds to remain a going concern. Our projections for cash usage are based on a number of assumptions, including: (i) our ability to retain customers in light of market uncertainties and our uncertain future; (ii) our ability to collect accounts receivables in a timely manner; (iii) our ability to effectively integrate recent acquisitions and realize forecasted cash savings synergies; and (iv) our ability to achieve expected other cash expense reductions. Further, our projected use of cash and business results could be affected by continued market uncertainties, including delays or restrictions in IT spending and any merger or acquisition activity. Accordingly, we will more than likely need to raise additional funds to continue as a going concern and such funds may not be available or may not be available on favorable terms.

      In recent years, we have generally financed our operations with proceeds from selling shares of our stock and borrowing funds. There can be no assurance that we will be able to sell any such securities or borrow funds in the future at favorable terms or at all. In addition, even if we find outside funding sources, we may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we are required to raise money in the future and we experience difficulties doing so, our business will be materially adversely affected.

      A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact to our business results and cash flow. The New York State Department of Labor, a customer of ClearBlue Technologies Management, Inc. (“CBTM”), one of our wholly-owned subsidiaries which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., represented approximately 26% of our consolidated revenue for the fiscal year ended July 31, 2003. Although the New York State Department of Labor has been a long-term customer of CBTM, we cannot guarantee that we will be able to retain this customer or to maintain the same level of services to or revenue from such customer. This contract with the New York State Department of Labor expires in June 2005, provided, however, the New York State Department of Labor has the right to terminate the contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows. The loss of a significant amount of business with this customer, or any other key customer, would have a material adverse effect on our business, financial condition and results of operations. We believe that we will continue to derive the vast majority of our operating revenue from sales to a small number of customers.

      Atlantic Investors and its affiliates, collectively, own a majority of our outstanding common stock and may have interests that conflict with the interests of our other stockholders. At September 30, 2003, Atlantic Investors and its affiliates owned, directly or indirectly, approximately 73% of the outstanding capital stock of NaviSite, as reported on Schedule 13D/A by Atlantic Investors, LLC on August 28, 2003. In addition, Atlantic Investors holds a promissory note issued by NaviSite in the principal amount of $3.0 million. In addition, Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of NaviSite without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of NaviSite or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

      Some of the members of our management group also serve as members of the management group of Atlantic Investors and its affiliates. As a result, these NaviSite officers and directors may face potential conflicts of interest. Specifically, these NaviSite officers and directors may be presented with situations in their capacity as officers or directors of NaviSite that conflict with their fiduciary obligations to Atlantic Investors or to another subsidiary or affiliate. Atlantic Investors may have interests that conflict with the interests of our other stockholders.

      Integration of acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating and assimilating acquired personnel and operation, and such integrations may not proceed as planned. On December 31, 2002, we acquired CBTM. On February 4, 2003, we acquired Avasta. On April 2, 2003, we acquired Conxion. On May 16, 2003, we acquired the Interliant Assets. On August 8, 2003, we acquired all of the shares of six (6) wholly-owned subsidiaries of ClearBlue Technologies and the revenues and expenses of four (4) additional wholly-owned subsidiaries. In order to successfully integrate the operations, products and people of CBTM, Avasta, Conxion, certain former wholly-owned subsidiaries of ClearBlue Technologies and the Interliant Assets, we will have to devote a significant amount of management resources. Integrating and assimilating acquired operations, technologies and personnel and changes in management or other key personnel may prove difficult and may harm relationships with our customers and employees. We cannot assure you that the combined businesses, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects. In addition, these businesses may not produce the revenues, cash savings, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. As a result, we may incur higher costs, and realize lower revenues than we had anticipated.

      Our strategy of expanding our business through acquisitions of other businesses and technologies presents special risks. We intend to continue to expand our business through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain management and other key personnel of the acquired businesses;

•	changes in management and key personnel of acquired businesses may harm relationships with the acquired businesses’ customers and employees;

•	exposure to unforeseen liabilities of acquired companies;

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on the common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

      We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully integrate acquisitions and manage operations and cross-sell our service offerings while also controlling expenses and cash burn. We cannot assure you that the acquisitions will be successfully identified and completed or that, if one or more acquisitions are completed, the acquired business, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

      If the market for Internet commerce and communication does not continue, or it decreases, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail. The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has developed only recently, and the market for the purchase of products and services over the Internet is still relatively new and emerging. If acceptance and growth of the Internet as a medium for commerce and communication does not continue or decreases, our business strategy and objectives may fail because there may not be sufficient market demand for our hosting and application management services. Our growth will be substantially impaired if the market for hosting and application management services fails to continue to develop or if we cannot continue to achieve broad market acceptance.

      Our customer base includes a significant number of small start-up businesses that face increased risk of loss of funding depending upon the availability of private and/or public funding. Many of our customers are small start-up businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. If the market for small start-up businesses is not supported by the private investors who have funded these customers, we face the risk that these customers may cease, curtail or limit operations hosted by us. We have experienced and may continue to experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow our revenue.

      A failure to meet customer expectations could result in lost revenues, increased expenses, negative publicity and claims for damages. Any failure to meet customers’ specifications or expectations, could result in:

•	delayed or lost revenue;

•	requirements to provide additional services to a customer at reduced or no charge;

•	negative publicity about NaviSite, which could adversely affect our ability to attract or retain customers; and

•	claims by customers for substantial damages against NaviSite, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms of their engagement.

      Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet applications or if new Internet applications deployed by us prove to be unreliable, defective or incompatible. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of hosting and application management services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

      To succeed, we must respond to the rapid changes in the technology sector. The markets for the technology-related products and services we offer are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. Our success will depend on our ability to adapt to this rapidly evolving marketplace. We may not be able to adequately adapt our services or to acquire new services that can compete successfully. In addition, we may not be able to establish and maintain effective distribution channels.

      The market in which we operate is highly competitive, and we may lack the financial and other resources, expertise or capability needed to capture increased market share or maintain market share. We compete in the hosting and application management services market. This market is rapidly evolving, highly competitive and likely to be characterized by over capacity and industry consolidation. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. Our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. We may lack the financial and other resources, expertise or capability needed to capture increased market share in this environment in the future.

      Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers. Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and Internet applications. We utilize our direct private transit Internet connections to major network providers as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively.

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

      If we are unable to maintain existing and develop additional relationships with Internet application software vendors, the sales and marketing of our service offerings may be unsuccessful. We believe that to penetrate the market for hosting and application management services we must maintain existing and develop additional relationships with industry-leading Internet application software vendors and other third parties. We license or lease select software applications from Internet application software vendors. The loss of our ability to continually obtain and utilize any of these applications could materially impair our ability to provide services to our customers or require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from Internet application software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

      We depend on third-party software, systems and services. We rely on products and services of third-party providers in our business operations. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of such third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business, financial condition or results of operations.

      We purchase key components of our infrastructure from a limited number of suppliers, including networking equipment. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees. Our ability to meet the needs of a substantial number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in no increase in, and may decrease, revenue.

      Our decision to discontinue our practice, on a prospective basis, of obtaining equipment under leases and subsequently renting the equipment to our customers may have a material adverse effect on our business, future condition and business operations. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who prefer to obtain equipment from their service providers. Current customers may not renew their agreements, but rather, may seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs. If we are unable to keep our current customers and attract new customers due to our discontinuation of obtaining equipment, our business, financial condition and results of operations could be materially adversely affected.

      Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses. To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours per day, seven days per week without interruption. In order to operate in this manner, we must protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of such a disaster. We have experienced service interruptions in the past, and any future service interruptions could require us to spend substantial amounts of money to replace equipment or facilities, entitle customers to claim service credits under our service level guarantees, cause customers to seek damages for losses incurred, cause customers to seek alternate providers, or make it more difficult for us to attract new customers, retain current customers or enter into additional strategic relationships. Any of these occurrences could result in significant operating losses.

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

      Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time-consuming litigation. We license or lease most technologies used in the Internet application services that we offer. Our technology suppliers may become subject to third-party infringement or other claims and assertions, which could result in their inability or unwillingness to continue to license their technology to us. We expect that our customers and we increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Internet-based businesses grows. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation, or require us to enter into royalty or licensing agreements.

      We may be subject to legal claims in connection with the information disseminated through our network, which could have the effect of diverting management’s attention and requires us to expend significant financial resources. We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of securities laws and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

      The emergence and growth of a market for our Internet application services will be impaired if third parties do not continue to develop and improve the Internet infrastructure. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet-by-Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our services. Our services are ultimately limited by, and dependent upon, the speed and reliability of hardware, communications services and networks operated by third parties. Consequently, the market for our services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

      We must develop and maintain positive brand name awareness. We believe that establishing and maintaining our brand name is essential to expanding our business and attracting new customers. We also believe that the importance of brand name recognition will increase in the future as technology-related companies continue to differentiate themselves. Promotion and enhancement of our brand name will depend largely on our ability to provide consistently high-quality services. If we are unable to provide high-quality services, the value of our brand names will suffer and our business prospects would be adversely affected.

      If we fail to attract or retain key officers, key management and technical personnel, then our ability to successfully execute our business strategy or to continue to provide services and technical support to our customers could be adversely affected and we may not be successful in attracting new customers. We believe that the continued service of key personnel is a key component of the future success of our business. The familiarity of these individuals with the hosting and application management industry in which we operate makes them especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel. The loss of the services of any of our executive officers or key employees may harm our business, particularly the loss of key members of our sales and marketing teams or key technical service personnel could adversely affect relations with our customers. Our success also depends on our continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense. The departure of Arthur P. Becker, as our Chief Executive Officer and President, would have negative ramifications on our customer relations and operations. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our key personnel. Any loss of key technical personnel could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Over the past year, we have had significant reductions-in-force and a number of departures of key management. In the event that future reductions or departures of employees occur, our ability to successfully execute our business strategy, or to continue to provide services to our customers, could be adversely affected. Our business requires individuals with significant levels of Internet application expertise to win consumer confidence in outsourcing the hosting and management of mission-critical applications. Qualified technical personnel are likely to remain a limited resource for the foreseeable future. We may not be able to retain or hire the necessary personnel to implement our business strategy or may need to provide higher compensation to such personnel than we currently anticipate.

      Our common stockholders have experienced dilution because of conversions of convertible notes by Atlantic Investors and its affiliates and the issuance of new shares of common stock in connection with acquisition of companies or businesses. You may experience additional dilution in the future. On December 12, 2002, ClearBlue Technologies, Inc. and its affiliates converted $20 million of the $65 million of convertible notes obtained from CMGI and Hewlett-Packard Financial Services Company into 5,128,205 shares of our common stock. In February 2003 and September 2003, we issued an aggregate of 410,353 shares of our common stock in connection with our acquisition of Avasta, Inc. On June 17, 2003, ClearBlue Technologies and its affiliates converted $41.2 million of the then outstanding $45 million convertible note into 10,559,248 shares of our common stock at a conversion price of $3.90 per share. On August 8, 2003, we issued 1,100,000 shares of our common stock to ClearBlue Technologies in connection with the acquisition of all of the shares of six (6) wholly-owned subsidiaries of ClearBlue Technologies and the revenues and expenses of four (4) of its other wholly-owned subsidiaries. Although no convertible promissory notes are presently outstanding, if additional funds are raised through the issuance of additional equity or convertible debt securities or additional securities are issued in connection with future acquisitions and option exercises, our stockholders’ percentage of ownership will be reduced and they may experience additional dilution.

      The unpredictability of our quarterly results may adversely affect the trading price of our common stock. Our quarterly operating results may vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

•	reduction of market demand and/or acceptance from our services;

•	oversupply of data center space in the industry;

•	our ability to develop, market and introduce new services on a timely basis;

•	the length of the sales cycle for our services;

•	the timing and size of sales of our services;

•	the budgeting cycles of our customers and potential customers;

•	downward price adjustments by our competitors;

•	changes in the mix of services provided by our competitors;

•	technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically;

•	our ability to meet any increased technological demands of our customers;

•	the amount and timing of costs related to our marketing efforts and service introductions; and

•	economic conditions specific to our industry.

      Due to the above factors, we believe that quarter-to-quarter or period-to-period comparisons of our operating results are not a good indication of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of stockholders or securities analysts. In this event, the market price of our common stock would likely fall.

      The price of our common stock has been volatile and our common stock could be delisted from the Nasdaq SmallCap Market. The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. The volatility in the stock market often has been unrelated to the operating performance of particular companies. In the past, securities class action litigation often has been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources. The market price of our common stock may also fluctuate substantially due to a variety of other factors, including: public announcements concerning us, our competitors, or our industry; the introduction or market acceptance of new service offerings by us or our competitors; changes in accounting principles; sales of our common stock by existing stockholders; and the loss of any of our key personnel.

      Our common stock currently trades on the Nasdaq SmallCap Market. If we fail to meet the Nasdaq SmallCap Market maintenance standards, such as by having the market price of our common stock trade below $1.00 per share for an extended period of time, our common stock could be delisted from Nasdaq. Such delisting would have an adverse effect on our business and our stock price. We could be delisted from the Nasdaq SmallCap Market and may be traded on the over-the-counter electronic bulletin board, which is operated by the National Association of Securities Dealers, Inc. If our common stock is delisted from the Nasdaq SmallCap Market, this could result in a number of negative implications, including continued reduced liquidity in our common stock, as well as the potential loss of confidence by suppliers, customers and employees, fewer business development and acquisition opportunities and greater difficulty in obtaining financing.

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

      Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom. In furtherance of our international activities, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks such as political and economic instability and the possibility of hostilities among countries;

•	reduced protection of intellectual property rights;

•	fluctuations in currency exchange rates;

•	ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	employment laws and practices in foreign countries.

      Furthermore, some foreign governments have enforced laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States. Any one or more of these factors could adversely affect our contemplated future international operations and consequently, our business.

Item 2.	Properties

Facilities

      Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data center in the United Kingdom. The table below sets forth a list of our offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

Andover, MA	Office	16,500	March 2006
Andover, MA	Data Center and Office	90,000	January 2012
San Jose, CA	Data Center and Office	66,350	November 2006
La Jolla, CA	Office	16,810	December 2006
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Office	6,905	January 2006
Syracuse, NY	Data Center	21,246	November 2008
Syracuse, NY	Office	44,002	December 2007
Syracuse, NY	Office	5,016	May 2009
New York, NY	Office	1,500	October 2003
Chicago, IL	Office	22,413	February 2008
Chicago, IL	Data Center	6,800	January 2009
Oak Brook, IL	Data Center	16,780	September 2009
Herndon, VA	Office	16,611	July 2005
Vienna, VA	Office	22,270	July 2005
Vienna, VA	Data Center and Office	23,715	February 2010
Houston, TX	Data Center and Office	14,772	October 2005
Las Vegas, NV	Data Center	28,560	February 2010
Milwaukee, WI	Data Center	5,200	March 2010

      We believe that these offices and data centers are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms. We currently sublease a portion of our premises, approximately 9,100 square feet in Vienna, Virginia and approximately 8,400 square feet in La Jolla, California. We also operate, but are not the lessees of, additional data centers in Dallas, Santa Clara, New York, San Francisco and the United Kingdom.

Item 3.	Legal Proceedings

      On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of our common stock sold in our initial public offering, solicited and received from its customers’ agreements to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Three other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, also was named as a defendant in the Nguyen lawsuit.

      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

      Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First

Albany and against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”). Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999, initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

      Between July and September 2002, the parties to the IPO Securities Litigation briefed motions to dismiss filed by the underwriter defendants and the issuer defendants, including NaviSite. On November 1, 2002, the Court held oral argument on the motions to dismiss. The plaintiffs have since agreed to dismiss the claims against Messrs. Rosen, Hale and Eisenberg without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims. By stipulation entered by the Court on November 18, 2002, Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice from the Class Action Litigation. On February 19, 2003, an opinion and order was issued on defendants’ motion to dismiss the IPO Securities Litigation, essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendants.

      We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. We are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by ClearBlue of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. We believe the allegations are without merit and intend to vigorously defend against Mr. Cloonan’s claims. As the litigation is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On October 28, 2002, ClearBlue Technologies Management, Inc., one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against ClearBlue Technologies Management, Inc. claiming $3,130,000 in damages and $5,000,000 in punitive relief.

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to ClearBlue Technologies Management, Inc.’s. complaint, and the objections to Lighthouse’s motion filed by ClearBlue Technologies Management and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of ClearBlue Technologies Management assuming the AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Light-

house’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to ClearBlue Technologies Management. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, which is expected to be completed on or about the end of November 2003, the Bankruptcy Court would schedule an evidentiary hearing on the issue of notice.

      As to the U.S. District Court matter, the exchange of written discovery is near completion, with a number of discovery disputes to be resolved by the Court in October 2003 at a discovery status conference. All depositions of witnesses have been stayed pending completion of the Bankruptcy Court evidentiary hearing. Because of the continuing discovery, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

      On December 12, 2002, our Board of Directors, pursuant to authority previously granted by our stockholders at the annual meeting of stockholders held on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15) (the “Reverse Split”). The Reverse Split was effective on January 7, 2003. On May 28, 2003 we received a letter from Mr. Edward W. Roberts, as trustee of The Roberts Family Trust, stating that in June 2002 the trust had purchased 13,000 shares of our common stock and due to the Reverse Split, the trust now owns 866 shares of common stock (i.e. 13,000 shares divided by 15). As a result of the Reverse Split, Mr. Roberts states an intention to institute a derivative action requesting $7.5 million in damages. On October 20, 2003, we received a letter dated October 13, 2003, from Mr. Robertson, as trustee on behalf of The Roberts Family Trust, stating his intention to prove conspiracy and collusion relating to the September 11, 2002 transactions between ClearBlue Technologies, Inc. and Hewlett-Packard Financial Services Company and relating to the later Reverse Split. No legal actions have been filed concerning this matter. This matter is in its initial stages and we are not able to predict the possible outcome of this matter, and the effect, if any, on our financial condition. We believe the claim is without merit and intend to vigorously defend any action that may be brought against us.

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. No legal actions have been filed concerning this matter. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our consolidated financial position or results from our operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2003.

Executive Officers of NaviSite

      Andrew Ruhan, age 41, has served as Chairman of the Board of NaviSite since September 11, 2002. Since 2000, Mr. Ruhan has served as Chief Executive Officer of ClearBlue Technologies, Inc., a managed service provider based in San Francisco, California. From 1998 to 2002, Mr. Ruhan was the co-founder and Chief Executive Officer of GlobalSwitch Group, a data center company in the United Kingdom. Prior to 1998, Mr. Ruhan was a private investor. Mr. Ruhan and Gabriel Ruhan, also a member of the Board of Directors and the Chief Operating Officer of NaviSite, are brothers.

      Arthur P. Becker, age 53, has served as a director of NaviSite since September 11, 2002 and its Chief Executive Officer and President since February 2003. Since 2000, Mr. Becker has served as Vice Chairman and a director of ClearBlue Technologies, Inc. Mr. Becker is also a co-founder of Atlantic Investors, LLC. For the past five years, Mr. Becker has been a private investor and since 1999, he has been a Managing Member of Madison Technologies LLC, an investment fund that is focused on technology and telecommunications companies, which is a managing member of Atlantic Investors, LLC.

      Gabriel Ruhan, age 38, as served as a director of NaviSite since October 2002 and Chief Operating Officer since April 2003. From October 2002 until April 2003, Mr. Ruhan served as NaviSite’s Executive Vice President for Business Development. Mr. Ruhan is a director of ClearBlue Technologies, Inc. From 1998 to 2002, Mr. Ruhan was Corporate Development Director of GlobalSwitch Group, a data center company in the United Kingdom. Prior to 1998, Mr. Ruhan was a private investor. Mr. Ruhan and Andrew Ruhan, also a member of the Board of Directors of NaviSite, are brothers.

      James W. Pluntze, age 42, has served as Chief Financial Officer of NaviSite since April 2003. From January 2003 to April 2003, Mr. Pluntze served as a member of NaviSite’s Board of Directors and as the chairman of its Audit Committee. From August 2002 until April 2003, Mr. Pluntze served as Chief Financial Officer of Lanthorn Technologies Inc., an energy technology company. From May 2000 to June 2002, Mr. Pluntze served as Chief Financial Officer of Guardent, Inc., a managed security services provider. From August 1999 to May 2000, Mr. Pluntze was Vice President of Finance of Razorfish, a global professional services company engaged in the design, development and implementation of e-business systems, and from April 1996 to August 1999, Mr. Pluntze served in the same role at International Integration Incorporated (i-Cube), a global professional services company engaged in the design, development and implementation of e-business systems which was acquired by Razorfish.

      Kenneth Drake, age 36, has served as General Counsel of NaviSite since September 2003 and Secretary since October 2003. From July 2001 to September 2003, Mr. Drake served as a senior corporate associate with the law firm of Heller Ehrman White and McAuliffe LLP. From March 2000 to November 2000, Mr. Drake served as General Counsel and Secretary of Phlair, Inc., an application software company. Mr. Drake served as a legal consultant from February 1999 to February 2000 and from January 2001 to June 2001. From September 1992 to January 1999, Mr. Drake served as a corporate associate with the law firm Sonnenschein Nath & Rosenthal.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “NAVI”. As of September 30, 2003, there were 121 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market and on The

Nasdaq National Market, and is adjusted to reflect the effect of the January 7, 2003 one-for-fifteen reverse stock split.

	Closing Price

	High	Low

Fiscal Year Ended July 31, 2003:
May 1, 2003 through July 31, 2003	$3.60	$1.26
February 1, 2003 through April 30, 2003	1.78	1.02
November 1, 2002 through January 31, 2003	4.35	1.78
August 1, 2002 through October 31, 2002	3.30	1.50
Fiscal Year Ended July 31, 2002:
May 1, 2002 through July 31, 2002	$3.90	$1.80
February 1, 2002 through April 30, 2002	5.40	3.15
November 1, 2001 through January 31, 2002	9.15	3.90
August 1, 2001 through October 31, 2001	12.30	2.25

      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Certain Factors That May Affect Future Results.”

      We have never paid cash dividends on our capital stock. We currently anticipate retaining all available funds, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our Accounts Receivable Financing Agreement dated May 27, 2003 with Silicon Valley Bank prohibits the payment of cash dividends on our capital stock.

Recent Sales of Unregistered Securities

      On May 27, 2003, NaviSite entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank whereby NaviSite can finance up to a maximum of $10.0 million based on eligible accounts receivables. As part of the financing, on May 27, 2003, we issued warrants to Silicon Valley Bank to purchase up to 165,000 shares of our common stock with an exercise price of $2.50. The offers and sales of these securities were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, as a sale by NaviSite not involving a public offering. No underwriters were involved in the issuance and sale of these securities.

      On June 17, 2003, ClearBlue Technologies, Inc. and its affiliates converted $41.2 million of the then outstanding $45 million of convertible notes into 10,559,248 shares of our common stock at a rate of $3.90 per share. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance and sale of the shares of common stock.

      On August 8, 2003, we acquired all outstanding shares of six (6) wholly-owned subsidiaries of ClearBlue Technologies, Inc. and assumed the revenues and expenses of four (4) of its additional wholly-owned subsidiaries. Pursuant to the terms of the Stock and Asset Purchase Agreement between NaviSite and ClearBlue Technologies, Inc. dated August 8, 2003, we issued 1,100,000 shares of our common stock on August 8, 2003 to ClearBlue Technologies, Inc. The offers and sales of these securities were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as a sale by NaviSite not involving a public offering. No underwriters were involved in the issuance and sale of these shares of common stock.

      In September 2003, an additional 179,353 shares of our common stock were issued to the former stockholders of Avasta, Inc. as an earnout payment relating to the acquisition of Avasta. The offers and sales of these securities were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, as a sale by NaviSite not involving a public offering. No underwriters were involved in the issuance and sale of these shares of common stock.

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

	Year Ended July 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Revenue	$61,445	$40,968	$66,358	$24,870	$3,461
Revenue, related parties	1,310	18,453	36,368	24,893	7,058

Total revenue	62,755	59,421	102,726	49,763	10,519
Cost of revenue	56,585	67,000	127,155	68,496	20,338
Impairment of long lived assets	—	68,317	1,930	—	—

Total cost of revenue	56,585	135,317	129,085	68,496	20,338

Gross profit (deficit)	6,170	(75,896)	(26,359)	(18,733)	(9,819)
Operating expenses:
Product development	950	5,281	14,072	5,197	2,620
Selling and marketing	5,829	9,703	32,251	22,805	6,888
General and administrative	18,785	19,272	33,011	12,270	4,823
Impairment and restructuring	6,903	(2,633)	8,011	—	—

Total operating expenses	32,467	31,623	87,345	40,272	14,331

Loss from operations	(26,297)	(107,519)	(113,704)	(59,005)	(24,150)
Other income (expense):
Interest income	785	1,060	2,753	2,027	4
Interest expense	(43,289)	(14,718)	(8,042)	(1,001)	(347)
Other income (expense), net	(719)	(516)	292	9	(39)

Loss before income taxes	(69,520)	(121,693)	(118,701)	(57,970)	(24,532)
Cumulative effect of change in accounting principle	—	—	(4,295)	—	—

Net Loss	(69,520)	(121,693)	(122,996)	(57,970)	(24,532)
Accretion of dividends on convertible redeemable preferred stock					(172)

Net loss applicable to common stockholders	$(69,520)	$(121,693)	$(122,996)	$(57,970)	$(24,704)

Basic and diluted net loss per common share	$(5.97)	$(22.30)	$31.27	$(20.57)	$(55.64)

Basic and diluted weighted average number of common shares outstanding	11,654	5,457	3,933	2,818	444

	Year Ended July 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
BALANCE SHEET DATA:
Working capital (deficit)	$(15,214)	$16,516	$(9,683)	$48,159	$(1,355)

Total assets	$55,379	$53,534	$112,266	$175,461	$21,111

Long term obligations	$11,383	$28,073	$69,852	$24,988	$1,935

Stockholder’s equity (deficit)	$8,581	$8,544	$(6,962)	$97,474	$(4,369)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      NaviSite, Inc. provides outsourced hosting and managed application services for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. Our goal is to help customers focus on their core competencies by outsourcing the hosting and management of their operations and applications, allowing customers to improve the efficiency of their operations. Our focus on Managed Application Services (A-Services), Managed Infrastructure Services (I-Services) and Managed Messaging Services (M-Services) allows us to meet the expanding needs of our customers as their applications become more complex.

      NaviSite operates 14 data centers in the United States and one data center in the United Kingdom. We combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering simple to complex hosting and application management services. We provide a combination of high availability infrastructure, high performance monitoring systems, and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided. Customers typically enter into agreements with a term of one to three years and monthly payment installments.

      On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company sold and transferred to ClearBlue Technologies, Inc., a privately-held managed service provider based in San Francisco, California, and certain affiliated entities, all of their equity and debt interests in NaviSite, resulting in ClearBlue Technologies becoming NaviSite’s majority stockholder.

      The audit report on our fiscal year 2003 consolidated financial statements from KPMG LLP, our independent auditors, contains an explanatory paragraph that states that our recurring losses since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. During fiscal year 2003 and thereafter, we have undergone a significant transition, including all of the acquisitions that are described in this report and a balance sheet restructuring, to position ourselves among the leaders in the hosting and managed applications services market. Included in this transition was a complete turnover of our senior management team and our Board of Directors. While we cannot assure you that we will continue as a going concern, as part of our transition efforts we believe that we have developed and are implementing an operational plan that will bring costs more in line with projected revenue growth.

Results of Operations

      The following table sets forth the consolidated statements of operations data for the periods indicated as a percentage of revenues:

	Year Ended July 31,

	2003	2002	2001

Revenue:
Revenue	97.9%	68.9%	64.6%
Revenue, related parties	2.1%	31.1%	35.4%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue	90.2%	112.8%	123.8%
Impairment of long lived assets	0.0%	115.0%	1.9%

Total cost of revenue	90.2%	227.7%	125.7%

Gross margin (deficit)	9.8%	(127.7)%	(25.7)%
Operating expenses:
Product development	1.5%	8.9%	13.7%
Selling and marketing	9.3%	16.3%	31.4%
General and administrative	29.9%	32.4%	32.1%
Impairment and restructuring	11.0%	(4.4)%	7.8%

Total operating expenses	51.7%	53.2%	85.0%

Loss from operations	(41.9)%	(180.9)%	(110.7)%
Other income (expense):
Interest income	1.3%	1.8%	2.7%
Interest expense	(69.0)%	(24.8)%	(7.8)%
Other income (expense), net	(1.1)%	(0.9)%	0.3%

Loss before cumulative effect of change in accounting principle	(110.7)%	(204.8)%	(115.6)%
Cumulative effect of change in accounting principle	0.0%	0.0%	(4.2)%

Net Loss	(110.7)%	(204.8)%	(119.7)%

Comparison of the Years 2003, 2002 and 2001

Revenue

      We derive our revenue primarily from outsourced managed hosting and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies.

      Total revenue for fiscal year 2003 increased 6% to approximately $62.8 million from approximately $59.4 million in fiscal year 2002. The overall growth in revenue was mainly due to revenue resulting from our acquisitions, which contributed $34.8 million in revenue during fiscal year 2003 offset by lost customer revenue of $31.5 million. Revenue from non-related parties increased by 50% to approximately $61.4 million in fiscal year 2003 from approximately $41.0 million in fiscal year 2002 but was offset by a decline in revenue from related parties. Revenue from related parties decreased by 92.9% to approximately $1.3 million in fiscal year 2003 from approximately $18.5 million in 2002. Revenue from related parties principally consisted of sales of services to CMGI and its affiliates until September 11, 2002 when CMGI sold its equity and debt interests in NaviSite. The decrease in related party revenue was primarily attributable to CMGI and its affiliates terminating their relationships with NaviSite upon the completion of their contracts.

      Total revenue for fiscal year 2002 decreased 42% to approximately $59.4 million from approximately $102.7 million in fiscal year 2001. Included in fiscal year 2002 revenue is approximately $2.9 million in non-recurring revenue from settlements primarily from related parties. Excluding settlement revenue, total revenue for fiscal year 2002 decreased 45% to approximately $56.5 million from approximately $102.7 million in fiscal year 2001. The decrease in fiscal year 2002 revenue, net of settlement revenue, resulted from a $25.4 million, or 38%, decrease in unaffiliated revenue combined with a $17.9 million, or 49%, decrease in revenue from CMGI and its affiliates.

      In fiscal year 2003, one non-related customer accounted for 26% of our revenue as compared to fiscal year 2002 where one CMGI affiliate accounted for approximately 11% of our revenue and fiscal year 2001 where four CMGI affiliates accounted for approximately 25%, 17%, 15% and 14% of our revenue, respectively.

      During fiscal year 2001, we adopted SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”). Under SAB 101, installation fees are recognized over the life of the related customer contracts. Prior to fiscal year 2001, we recognized installation fees at the time the installation occurred. The cumulative effect of the change in accounting principle on all prior years resulted in a $4.3 million increase in net loss for the year ended July 31, 2001 and is reflected as a cumulative effect of change in accounting principle. Revenue for the year ended July 31, 2001 includes $1.5 million that was included in the cumulative effect adjustment. The $1.5 million of fiscal year 2001 revenue was primarily attributable to the recognition of previously deferred revenue from customers lost during fiscal year 2001.

Cost of Revenue

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Cost of revenue, excluding impairment charges, decreased 16% to approximately $56.6 million in fiscal year 2003 from approximately $67.0 million in fiscal year 2002. The reduction in cost of revenue of $10.4 million, net of impairment charges, resulted primarily from reductions in depreciation of $11.1 million, equipment lease and related costs of $6.4 million due to restructuring that took place in fiscal year 2002 partially offset by increases in labor costs of $4.0 million, bandwidth costs of $1.6 million and software licenses of $1.4 million related to acquisitions made in fiscal year 2003.

      Cost of revenue, excluding impairment charges, decreased 47% to approximately $67.0 million in fiscal year 2002, from approximately $127.2 million in fiscal year 2001. The reduction in cost of revenue of $60.2 million, net of impairment charges, resulted from a $34.7 million reduction in equipment lease and related costs, a $10.0 million reduction in labor costs due to head count reductions, a $9.1 million reduction in consulting fees, a $5.9 million reduction in bandwidth and bandwidth related costs, a $2.9 million reduction in rent costs related to the shut down of our original data centers on July 31, 2001, and a $2.9 million reduction in other facility and equipment related costs offset by a $5.2 million increase in depreciation resulting from the purchase of certain equipment formerly held under operating lease. Included in cost of revenue for fiscal years 2002 and 2001 are impairment charges of $68.3 million and $1.9 million, respectively.

      In fiscal year 2002, we recorded a $68.3 million impairment charge related to certain leased and owned equipment and long-lived assets. The components of this charge are as follows:

•	As a result of a physical inventory of its customer-dedicated equipment, NaviSite recorded an impairment charge of $1.5 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use.

•	NaviSite modified the payment amounts and terms of certain operating leases with three equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million was paid in fiscal year 2003. The third capital lease is payable in 28 monthly payments of $4,700 for the first four months and $20,400 for the remaining 24 months, starting in April 2002. The

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

•	NaviSite recorded a net $1.9 million charge representing the future estimated remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers under operating leases, and upon the loss of the customer, the equipment became idle. Based on our then forecasts, the equipment would not be utilized before the related operating leases expired and/or the equipment became obsolete.

•	NaviSite evaluated the current and forecasted utilization of its purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, we recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired and/or became obsolete.

•	NaviSite finalized agreements with various equipment lessors whereby we purchased equipment previously held under operating leases for approximately $42.0 million. The fair market value of the equipment at the time of purchase, based on third-party appraisal, was approximately $14.3 million. As the aggregate fair market value of the equipment, based on third-party appraisal, was less than the aggregate consideration given, we recorded an asset impairment charge of approximately $25.4 million, as a separate component of cost of revenue, in fiscal year 2002.

•	A number of factors occurring during the fourth quarter of fiscal year 2002 impacted our long-lived assets including both our expected future cash flow generation and our expected utilization of the assets within revised operating plans. These factors included the further deterioration of market conditions within our industry, excess capacity in the industry and in our two data centers, our anticipated data center utilization and our revised business model.

      Based on these factors and their impact on current and future projected cash flows, we performed an assessment of the carrying value of our long-lived assets pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The conclusion of this assessment was that the decline in market conditions within our industry were significant and other than temporary. In this assessment, we reviewed our long-lived assets, which included property, equipment and goodwill. The carrying amount of goodwill, which totaled $186,000, was considered unrecoverable and was written-off as of July 31, 2002 and was included as a component of general and administrative expense.

      In accordance with SFAS No. 121, the measurement of the impairment loss of property and equipment was based on the fair value of the asset, as determined by third-party appraisal. Management determined that the best measure of fair value for the property and equipment was a combination of the market and cost approaches. The cost approach was utilized to determine the fair value of certain computer hardware, leasehold improvements, office furniture and equipment and construction in progress. The cost approach utilizes estimated replacement/reproduction cost, with allowances for physical depreciation and functional obsolescence (i.e. asset utilization). For certain equipment and leasehold improvements, the market approach was used. The market approach typically includes comparing recent sales of similar assets and adjusting these comparable transactions based on factors such as age, condition, and type of sale to determine fair value. Based on the appraised fair value of the property and equipment, we recorded an impairment charge of approximately $38.1 million during the fourth quarter of fiscal year 2002.

      Included in the fiscal year 2001 cost of revenue is a charge of approximately $1.9 million related to certain equipment under operating leases, which had been deemed not to have a future economic benefit to us.

Product Development

      Product development expenses consist primarily of salaries and related costs.

      Product development expenses decreased 82% to approximately $950,000 in fiscal year 2003 from approximately $5.3 million in fiscal year 2002. The decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel in fiscal year 2003 from fiscal year 2002, combined with a reduction in allocated depreciation and equipment rental expense.

      Product development expenses decreased 63% to approximately $5.3 million in fiscal year 2002 from approximately $14.1 million in fiscal year 2001. The decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel in fiscal year 2002 from fiscal year 2001, combined with a reduction in outside consulting fees.

Selling and Marketing

      Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs.

      Selling and marketing expense decreased 40% to approximately $5.8 million in fiscal year 2003 from approximately $9.7 million in fiscal year 2002. The decrease of approximately $3.9 million resulted primarily from a reduction in salary and related costs of approximately $2.8 million, a reduction of allocated rent of approximately $800,000 and a reduction in marketing program costs of approximately $300,000.

      Selling and marketing expenses decreased 70% to approximately $9.7 million in fiscal year 2002 from approximately $32.3 million in fiscal year 2001. The $22.6 million decrease resulted primarily from a $8.1 million reduction in headcount expenses related to a decrease in sales and marketing personnel at July 31, 2002 to 18 from 65 at July 31, 2001, a $6.6 million reduction in marketing programs, advertising and product literature, a $5.2 million reduction in commission expense driven by decreased revenue levels, and a $765,000 reduction in consulting fees.

General and Administrative

      General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also included are intercompany charges from CMGI for facilities and shared back office and business development support. These costs were eliminated upon the termination of the Facilities and Administrative Agreement between CMGI and us in September 2002.

      General and administrative expenses decreased 3% to approximately $18.8 million in fiscal year 2003 from approximately $19.3 million in fiscal year 2002. The reduction of approximately $500,000 was mainly the result of a reduction in bad debt expense of $2.6 million partially offset by increases in headcount related expenses of $1.2 million, increased accounting and legal fees of $800,000 and increased expense for amortization of intangibles related to the ClearBlue Technologies Management, Inc. acquisition during the fiscal year.

      General and administrative expenses decreased 42% to approximately $19.3 million in fiscal year 2002 from approximately $33.0 million in fiscal year 2001. The $13.7 million decrease resulted primarily from a $8.3 million reduction in bad debt expense, a $5.1 million reduction in headcount expense related to a decrease in general and administrative personnel at July 31, 2002 to 26 from 52 at July 31, 2001, and a $1.7 million reduction in consulting fees expenses. General and administrative expenses also included a $600,000 legal settlement paid to Level (3).

Impairment and Restructuring

      Costs associated with impairment, restructuring and abandonment of lease facilities increased to approximately $6.9 million in fiscal year 2003 compared to approximately ($2.6 million) in fiscal year 2002.

The increase is due primarily to abandonment of administrative space at our 400 Minuteman Road, Andover, MA facility and the abandonment of administrative space at our La Jolla, CA office. We recorded a charge equal to the amount of rent and other direct costs for the period and time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a subtenant under a sublease over the remainder of the lease term.

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

Interest Income

      Interest income decreased 26% to approximately $785,000 in fiscal year 2003 from approximately $1.1 million in fiscal year 2002. The decrease is due primarily to the reduced levels of average cash on hand.

      Interest income decreased 62% to approximately $1.1 million in fiscal year 2002, from approximately $2.8 million in fiscal year 2001. The decrease is due primarily to the reduced levels of average cash on hand.

Interest Expense

      Interest expense increased 194% to approximately $43.3 million in fiscal year 2003 from approximately $14.7 million in fiscal year 2002. The increase of $28.6 million is due mainly to the non-cash write-off of the unamortized beneficial conversion feature related to the conversion of the $65 million of convertible notes during fiscal year 2003.

      Interest expense increased 83% to approximately $14.7 million in fiscal year 2002 from approximately $8.0 million in fiscal year 2001. The increase is due to the interest payable on the $65 million of convertible notes and related beneficial conversion feature amortization.

Other Income (expense), net

      Other expense increased 39% to approximately ($719,000) in fiscal year 2003 from ($516,000) in fiscal year 2002. This increase is mainly due to increase fees related to the accounts receivable financing line with Silicon Valley Bank.

      Other income (expense) decreased 276% to ($516,000) in fiscal year 2002 from $292,000 in fiscal year 2001. The decrease is due to the loss on the sale of certain assets offset by the gain realized on the sale of certain of our Streaming Media assets.

Liquidity and Capital Resources

      Our cash and cash equivalents decreased to approximately $3.9 million at July 31, 2003 from approximately $21.8 million at July 31, 2002. Net cash used in operating activities was approximately $16.2 million for the year ended July 31, 2003, resulting primarily from net losses, decreases in accrued expenses and accounts payables, and a decrease in amounts due to CMGI, partially offset by non-cash charges for the write-off and amortization of the beneficial conversion feature of the convertible debt, interest paid in stock, costs related to abandoned leases, impairment of assets, depreciation and amortization, and provision for bad debt. Net cash used in investing activities was approximately $1.4 million for the year ended July 31, 2003, resulting primarily from purchases of property and equipment, the purchase of certain assets of Interliant, the purchase of convertible notes of Interliant, a loan made to a related party, partially offset by cash acquired in acquisitions and the release of restricted cash. Net cash used for financing activities was approximately $359,000 for the fiscal year ended July 31, 2003, resulting primarily from repayment of debt to the estate of AppliedTheory, repayment of notes to affiliates, the payment of capital lease obligations, partially offset by borrowings from affiliates and borrowings from our accounts receivable financing line.

      At July 31, 2003, we had a working capital deficit of $15.2 million, an accumulated deficit of $407 million, and have reported losses from operations since incorporation. We have used cash from continuing operations of $16.2 million, $27.0 million and $88.8 million in the years ended July 31, 2003, 2002, and 2001, respectively. We anticipate incurring additional losses throughout our next fiscal year. NaviSite has taken several actions it believes will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the change in our Board of Directors and senior management and bringing costs more in line with projected revenues. Based upon our cash flow estimates we believe that we will more than likely need to raise funds to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

      We believe that we will more than likely need to raise funds through the issuance of equity or convertible debt securities, or through credit arrangements with financial institutions. We cannot assure that we will be able to obtain financing on commercially reasonable terms, or at all. If funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue as a going concern.

Contractual Obligations and Commercial Commitments

      In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. Future payments required under these long-term obligations are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short/Long-term debt	$9,550	$3,550	$6,000	$—	$—
Interest on debt	1,610	650	960	—	—
Capital leases	5,492	3,590	1,902	—	—
Operating leases	1,337	1,008	328	—	—
Bandwidth commitments	6,716	3,542	2,384	791	—
Maintenance for hardware/software	1,405	1,405	—	—	—
Property leases	38,937	8,271	14,383	7,666	8,616

	$65,047	$22,016	$25,957	$8,457	$8,616

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

      Revenue Recognition. We provide outsourced hosting and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenues related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage-of-completion method for revenue related to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenues and profits on long-term contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 36 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined subsequent to our initial evaluation and at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received. Due to the nature of our service arrangements, we provide written notice of termination of services, typically 10 days in advance of disconnecting a customer. Revenue for services rendered during this notification period is recognized on a cash basis as collectability is not considered probable at the time the services are provided.

      Allowance for Doubtful Accounts. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 50% of the balance over 90 days old and 3% of all other customer balances. This method historically approximated actual write off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

      Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. From time to time, we invest our excess cash in money market funds. We do not currently have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated Financial Statements and Schedule and the Report of the Independent Accountants appear beginning on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls And Procedures

      Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of NaviSite’s principal executive officer and principal financial officer) as of the end of the period covered by this report, NaviSite’s principal executive officer and principal financial officer have concluded that NaviSite’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by NaviSite in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There was no change in NaviSite’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.

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

      Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal 1 — Election of Directors,” “Additional Information — Management,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information — Audit Committee Financial Expert.” The information required by this item relating to our executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of NaviSite” and is incorporated by reference into this item.

      Code of Ethics. NaviSite has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of NaviSite, including NaviSite’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of NaviSite’s Code of Business Conduct and Ethics is filed with this report.

Item 11.	Executive Compensation

      Incorporated by reference to the portions of the Proxy Statement entitled “Additional Information — Executive Compensation,” “Additional Information — Director Compensation,” “Additional Information — Compensation Committee Report,” “Additional Information — Stock Performance Graph,” and “Additional Information — Employment Agreements and Severance and Change of Control Arrangements.” The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2003

      The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2003.

			(c)
	(a)	(b)	Number of Securities
	Number of Securities to	Weighted-average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	273,506	$67.93	683,464
Equity compensation plans not approved by security holders(1)	2,272,000	$2.55	328,000
Total	2,545,506	$9.57	1,011,464

(1)	The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors on July 10, 2003. The 2003 Plan has not yet been approved by NaviSite’s stockholders. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants and advisors of NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). The Board of Directors has authorized 2,600,000 shares of common stock for issuance under the 2003 Plan. As of September 30, 2003, stock options to purchase 2,272,000 shares of common stock at an average exercise price of $2.55 per share were outstanding under the 2003 Plan, of which none had been exercised and no grants of restricted shares had been made. Grants made to date under the 2003 Plan are not effective until such time as NaviSite’s stockholders approve the plan. It is currently expected that the 2003 Plan will be presented to NaviSite’s stockholders for approval at NaviSite’s 2003 annual meeting of stockholders.

Item 13.	Certain Relationships And Related Transactions

      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees And Services

      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Independent Auditors’ Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules And Reports On Form 8-K

      (A) Financial Statements, Financial Statement Schedule and Exhibits.

1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2. Financial Statement Schedule.

Financial Statement Schedule II of NaviSite and the corresponding Report of Independent Auditors on Financial Statement Schedule are filed as part of this report. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

3. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

      (B) Reports on Form 8-K

Date Filed
or Furnished	Item No.	Description

June 2, 2003	Items 2, 7	On June 2, 2003, NaviSite filed a Current Report on Form 8-K dated May 16, 2003 to report that it completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe (“Interliant Assets”), of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (the “Debtors”) in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code. No financial statements were filed with such report.

Date Filed
or Furnished	Item No.	Description

June 3, 2003	Items 2, 7	On June 3, 2003, NaviSite filed a Current Report on Form 8-K/ A dated May 16, 2003 to amend its Current Report on Form 8-K filed on June 2, 2003 to report that it completed the acquisition of substantially all of the Interliant Assets, and several of Interliant’s subsidiaries in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code. No financial statements were filed with such report.
June 16, 2003	Items 2, 7	On June 16, 2003, NaviSite filed a Current Report on Form 8-K dated December 31, 2002 to amend NaviSite’s Current Report on Form 8-K filed April 17, 2003 to report that it completed the acquisition of Conxion Corporation (“Conxion”) and to include certain financial statements of Conxion and pro forma financial information, including to give effect to the December 31, 2002 acquisition by NaviSite of ClearBlue Technologies Management, Inc. as a combination of entities under common control and to the Conxion acquisition. The following financial statements were filed with such report:
Audited consolidated financial statements of Conxion and subsidiaries as of December 31, 2002 and March 31, 2003 (unaudited); and
NaviSite’s pro forma condensed consolidated statement of operations for the year ended July 31, 2002 and the nine months ended April 30, 2003 (unaudited).
June 17, 2003	Item 9*	On June 17, 2003, NaviSite furnished a copy of its earnings release for the fiscal quarter ended April 30, 2003. Unaudited consolidated financial statements for such period were furnished with such report.
July 31, 2003	Items 2, 7	On July 31, 2003, NaviSite filed a Current Report on Form 8-K/ A dated May 16, 2003 to amend and restate Items 7(a) and (b) of NaviSite’s Current Report on Form 8-K filed June 2, 2003 and NaviSite’s Current Report on Form 8-K/ A filed June 3, 2003 to report that it was not necessary to file financial statements and pro forma financial information relating to the acquisition of substantially all of the Interliant Assets, and several of Interliant’s subsidiaries in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code. No financial statements were filed with such report.
August 22, 2003	Items 2, 7	On August 22, 2003, NaviSite filed a Current Report on Form 8-K dated August 8, 2003 to report that, among other things, it completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. No financial statements were filed with such report.

*	Pursuant to SEC Release 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISITE, INC.

October 22, 2003

By:	/s/ ARTHUR P. BECKER

Arthur P. Becker
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ANDREW RUHAN Andrew Ruhan	Chairman of the Board	October 22, 2003

/s/ ARTHUR P. BECKER Arthur P. Becker	Chief Executive Officer, President and Director (Principal Executive Officer)	October 22, 2003

/s/ JAMES W. PLUNTZE James W. Pluntze	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 22, 2003

/s/ GABRIEL RUHAN Gabriel Ruhan	Chief Operating Officer and Director	October 22, 2003

/s/ JAMES H. DENNEDY James H. Dennedy	Director	October 22, 2003

/s/ LARRY W. SCHWARTZ Larry W. Schwartz	Director	October 22, 2003

/s/ THOMAS R. EVANS Thomas R. Evans	Director	October 22, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of December 31, 2002, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 31, 2002.
2.2	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Corp., Avasta, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
2.3	Agreement and Plan of Merger, dated as of March 26, 2003, by and between the Registrant and Conxion Corporation and Union Acquisition, Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated April 2, 2003.
2.4	Sale Order pursuant to 11 U.S.C. Sections 105, 363, and 1146(c) and Bankruptcy Rules 2002, 6004 and 6006 approving (i) Asset Purchase Agreement, (ii) Sale of Substantially All of Debtors’ Assets Free and Clear of All Liens, Claims, Encumbrances and Interests, (iii) Waiver of Stay Provisions under Bankruptcy Rule Section 6004 and 6006 and (iv) Granting Related Relief entered by the Bankruptcy Court for the Southern District of New York (White Plains) on May 15, 2003; together with the Asset Purchase Agreement, dated as of May 15, 2003, by and among Interliant, Inc. and certain of its subsidiaries, and Intrepid Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, annexed thereto, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 16, 2003.
2.5	Stock and Asset Acquisition Agreement, dated as of August 8, 2003, by and between the Registrant and ClearBlue Technologies, Inc., is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2003.
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
3.4	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
4.2	Series C Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Dell USA L.P. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
4.3	Series D Convertible Preferred Stock Purchase Agreement, dated as of June 3, 1999, by and between Microsoft Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.1	Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2	Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

Exhibit No.		Description of Exhibit

10	.3(*)	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.4(*)	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.5(*)	1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.6(*)	Deferred Compensation Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.7(*)	Form of Director Indemnification Agreement, as executed by former Directors is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10.8		Facilities and Administrative Agreement, dated as of October 27, 1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10.9		Tax Allocation Agreement, dated as of October 27, 1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10.10		Irrevocable Standby Letter of Credit, dated as of December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.
10.11		Security Agreement and Assignment of Account, dated December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.
10	.12(*)	Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and James F. Moore, Ph.D. is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.13(*)	Amended and Restated Director Indemnification Agreement, dated February 23, 2001, by and between the Registrant and Stephen D.R. Moore is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.14(*)	Form of Executive Retention Agreement by and between the Registrant and each of Patricia Gilligan and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.15(*)	Form of Indemnification Agreement by and between the Registrant and each of Patricia Gilligan, Kenneth Hale and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.16(*)	Form of Amended and Restated Director Indemnification Agreement by and between the Registrant and each of Joel Rosen and David Wetherell is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.17(*)	Form of Executive Non-Statutory Stock Option Agreement by and between the Registrant and each of Patricia Gilligan and Kevin Lo is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001.
10	.18(*)	Form of Executive Retention Agreement by and between the Registrant and each of Kevin Lo and Wayne Whitcomb, dated October 17, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.
10.19		Letter Amendment, dated November 8, 2001, to Transaction Agreement, dated as of October 29, 2001, by and among CMGI, Inc., AltaVista Company, Compaq Computer Corporation, Compaq Financial Services Corporation, Compaq Financial Services Company, Compaq Financial Services Canada Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.

Exhibit No.		Description of Exhibit

10.20		12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to Compaq Financial Services Corporation, dated November 8, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.
10.21		12% Convertible, Senior, Secured Note due December 31, 2007, issued by the Registrant to CMGI, Inc., dated November 8, 2001, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.
10.22		Guarantee and Security Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.
10.23		Amendment to and Restatement of the Investor Rights Agreement, dated as of November 8, 2001, by and among Compaq Financial Services Corporation, CMGI, Inc., and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.
10	.24(*)	Form of Executive Retention Agreement by and between the Registrant and Robert Poon, dated March 5, 2002, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.
10.25		Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.
10	.26(*)	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report of Form 10-K/ A for the fiscal year ended July 31, 2002.
10.27		Assignment Agreement dated October 11, 2002 by and between the Registrant and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by NaviSite on November 12, 2002 (File No. 005-56549).
10.28		Renunciation Letter dated October 11, 2002 from the Registrant to Interliant, Inc. is incorporated by reference to Exhibit 4 to the Schedule 13D filed by NaviSite on November 12, 2002 (File No. 005-56549).
10.29		Sublease, dated as of December 20, 2002, by and between NaviPath, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.30		Outsourcing Services Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.31		Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.32		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.33		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.34		Loan and Security Agreement, dated as of January 3, 2003, by and between Atlantic Investors, LLC as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.

Exhibit No.		Description of Exhibit

10	.35(*)	Severance Agreement and General Release, dated as of February 21, 2003, to Patricia Gilligan from the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10	.36(*)	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10	.37(*)	Offer of Employment Letter to Jim Pluntze dated March 25, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10	.38(*)	Agreement, dated as of April 4, 2003, by and between the Registrant and James Pluntze, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10	.39(*)	Severance Agreement And General Release by and between the Registrant and Kevin Lo dated April 30, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.40		Accounts Receivable Financing Agreement dated May 27, 2003 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp., is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.41		Registration Rights Agreement dated May 27, 2003 by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.42		Intellectual Property Security Agreement dated May 27, 2003 by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.43		Warrant to Purchase Stock, dated May 27, 2003, issued by the Registrant to Silicon Valley Bank, is hereby incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.44		First Amendment to Loan and Security Agreement, dated June 2, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.45		Transition Services Agreement, dated November 25, 2002, by and between CMGI, Inc. and the Registrant, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.
10.46		Letter Agreement, dated December 11, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.
10	.47(*)	Offer of Employment Letter to Kenneth Drake dated July 15, 2003.
10	.48(*)	2003 Stock Incentive Plan.
10	.49(*)	Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, Gabriel Ruhan, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, James W. Pluntze and Kenneth Drake.
10.50		Professional Services Agreement between the New York State Department of Labor and AppliedTheory Corporation dated November 2, 2000, is incorporated herein by reference to Exhibit 10.56 of AppliedTheory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25759).
14		Code of Business Conduct and Ethics of the Registrant.
21		Subsidiaries of the Registrant.
23		Accountants’ Consent.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

Item 8.     Financial Statements and Supplementary Data

NAVISITE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

NaviSite, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and Subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and Subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations since inception and has an accumulated deficit. These factors, among others as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts

October 21, 2003

NAVISITE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,

	2003	2002

	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and cash equivalents	$3,862	$21,842
Accounts receivable, less allowance for doubtful accounts of $1,045 and $617 at July 31, 2003 and 2002, respectively	12,306	3,553
Due from related parties	270	3,724
Prepaid expenses and other current assets	3,755	3,292
Assets held for sale	—	1,022

Total current assets	20,193	33,433
Property and equipment, net	16,291	12,412
Customer Lists, net of $2,384 accumulated amortization	9,702	—
Goodwill	3,206	—
Other assets	5,430	3,839
Restricted cash	557	3,850

Total assets	$55,379	$53,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts receivable financing line	$6,663	$—
Current notes payable	1,211	—
Capital lease obligations, current portion	2,924	2,123
Current note payable to related party	3,000	—
Due to CMGI	—	3,241
Accounts payable	3,851	1,803
Accrued expenses	16,075	7,932
Deferred revenue	1,557	1,619
Customer deposits	134	199

Total current liabilities	35,415	16,917
Capital lease obligations, less current portion	1,907	378
Accrued impairment, less current portion	3,476	—
Note to AppliedTheory Estate	6,000
Convertible notes payable to HPFS, net	—	23,440
Convertible note payable to CMGI, net	—	4,255

Total liabilities	46,798	44,990
Commitments and contingencies (note 10)
Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at July 31, 2003 and 2002	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 23,412 and 6,248 at July 31, 2003 and 2002	235	62
Accumulated other comprehensive income	(16)	—
Additional paid-in capital	415,735	345,820
Accumulated deficit	(407,373)	(337,338)

Total stockholders’ equity	8,581	8,544

Total liabilities and stockholders’ equity	$55,379	$53,534

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended July 31,

	2003	2002	2001

	(In thousands, except per share and share
	data)
Revenue:
Revenue	$61,445	$40,968	$66,358
Revenue, related parties	1,310	18,453	36,368

Total revenue	62,755	59,421	102,726
Cost of revenue	56,585	67,000	127,155
Impairment of long-lived assets	—	68,317	1,930

Total cost of revenue	56,585	135,317	129,085

Gross profit (deficit)	6,170	(75,896)	(26,359)

Operating expenses:
Product development	950	5,281	14,072
Selling and marketing	5,829	9,703	32,251
General and administrative	18,785	19,272	33,011
Impairment and restructuring	6,903	(2,633)	8,011

Total operating expenses	32,467	31,623	87,345

Loss from operations	(26,297)	(107,519)	(113,704)
Other income (expense):
Interest income	785	1,060	2,753
Interest expense	(43,289)	(14,718)	(8,042)
Other income (expense), net	(719)	(516)	292

Loss before cumulative effect of change in accounting principle	(69,520)	(121,693)	(118,701)
Cumulative effect of change in accounting principle	—	—	(4,295)

Net loss	$(69,520)	$(121,693)	$(122,996)
Basic and diluted net loss per common share:
Before cumulative effect of change in accounting principle	$(5.97)	$(22.30)	$(30.18)
Cumulative effect of change in accounting principle	—	—	(1.09)

Basic and diluted net loss per common share	$(5.97)	$(22.30)	$(31.27)

Basic and diluted weighted average number of common shares outstanding	11,654	5,457	3,933

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Cumulative
			Deferred	Translation	Additional	Accumulated	Stockholders’
	Shares	Amount	Compensation	Adjustment	Paid-in Capital	Deficit	Equity (Deficit)

Balance at July 31, 2000	3,891	$39	$(762)		$190,846	(92,649)	$97,474
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	48	0	—		982	—	982
Issuance of stock warrants in connection with convertible debt	—	—	—		12,918	—	12,918
Issuance of common stock in connection with the interest on convertible debt	186	2	—		3,607	—	3,609
Deferred stock compensation related to acquisition	—	—	(289)		289	—	—
Amortization of deferred stock compensation	—	—	1,051		—	—	1,051
Net loss	—	—	—		—	(122,996)	(122,996)

Balance at July 31, 2001	4,125	41	—	—	208,642	(215,645)	(6,962)
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	35	0	—		36	—	36
Conversion of CMGI convertible debt and other amounts due to CMGI	1,624	16	—		87,137	—	87,153
Issuance of common stock in connection with the interest on convertible debt	464	5	—		2,980	—	2,985
Beneficial conversion feature of debt issued to CMGI and HPFS	—	—	—		42,561	—	42,561
Net settlement of debt to CMGI	—	—	—		4,464	—	4,464
Net loss	—	—	—		—	(121,693)	(121,693)

Balance at July 31, 2002	6,248	62	—	—	345,820	(337,338)	8,544
Issuance of common stock in connection with employee stock purchase plan and exercise of stock options	2	—	—		2		2
Common control merger with CBTM	568	6	—		3,360	(515)	2,851
Conversion of CBT convertible debt and other amounts due to CBT	16,363	165	—		65,816		65,981
Issuance of common stock in connection with the acquisition of Avasta	231	2	—		367		369
Issuance of stock warrants to Silicon Valley Bank	—	—	—		370		370
Net Loss	—	—	—		—	(69,520)	(69,520)
Change in foreign currency translation adjustment				(16)		—	(16)

Comprehensive loss							(69,536)

Balance at July 31, 2003	23,412	235	—	(16)	415,735	(407,373)	8,581

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(69,520)	$(121,693)	$(122,996)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,171	20,649	15,154
Amortization of beneficial conversion feature to interest expense	37,398	5,163	—
Interest on debt paid in stock	2,098	3,695	—
Impairment of long-lived assets	1,042	68,317	—
Impairment of goodwill	—	186	—
Writedown of assets held for sale	—	524	—
(Gain) loss on disposal of assets	250	1,363	(133)
Gain on sale of Streaming Media Assets	—	(524)	—
Costs associated w/abandoned leases	6,127	—	—
Amortization of Warrants	66	—	—
Provision for bad debts	951	3,490	11,948
Amortization of deferred compensation	—	—	1,051
Interest on convertible notes payable to CMGI	—	—	3,609
Accretion of debt discount	—	1,172	2,691
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	529	3,600	(6,373)
Due from CMGI and affiliates	(292)	(266)	1,623
Prepaid expenses and other current assets, net	913	178	1,016
Due to CMGI	(3,241)	7,218	9,511
Deposits	—	(379)	(58)
Accounts payable	(2,388)	(8,537)	(3,116)
Customer deposits	(65)	(19)	218
Accrued expenses and deferred revenue	(1,286)	(11,172)	(2,945)

Net cash used for operating activities	(16,247)	(27,035)	(88,800)

Cash flows from investing activities:
Net cash acquired in acquisitions	3,981	—	—
Purchase of property and equipment	(586)	(4,182)	(25,515)
Purchase of debt securities	(1,963)	—	—
Cash used to acquire Interliant	(5,830)	—	—
Loan to related party	(1,596)	—	—
Proceeds from repayment of loan to related party	200	—	—
Proceeds from the sale of Streaming Media assets	—	1,600	—
Proceeds from the sale of equipment	475	1,440	13,884
Restricted cash	3,945	1,201	(5,051)
Other assets	—	577	(747)

Net cash provided by (used for) investing activities	(1,374)	636	(17,429)

	Years Ended July 31,

	2003	2002	2001

	(In thousands)
Cash flows from financing activities:
Issuance of convertible notes payable to CMGI	—	—	80,000
Issuance of convertible notes payable to CMGI and HPFS	—	30,000	—
Proceeds from increase in debt to CMGI, net	—	—	—
Proceeds from exercise of stock options and employee stock purchase plan	—	35	982
Proceeds from issuance of common stock, net of offering costs of $8,169	—	—	—
Proceeds from sale-leaseback	—	—	—
Repayment of note payable	—	(1,874)	—
Debt repayment to Applied Theory Estate	(6,100)	—	—
Borrowing under note to affiliate	5,850	—	—
Net borrowings under accounts receivable line	6,663	—	—
Payments under note to affiliates	(2,600)	—	—
Payment of capital lease obligations	(4,172)	(1,218)	(29,646)
Payments of software vendor obligations	—	(916)	(840)

Net cash provided (used) by financing activities	(359)	26,027	50,496
Net decrease in cash	(17,980)	(372)	(55,733)
Cash and cash equivalents, beginning of period	21,842	22,214	77,947

Cash and cash equivalents, end of period	$3,862	$21,842	$22,214

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$594	$3,553	$1,364

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

      NaviSite, Inc. provides outsourced hosting and managed application services for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. Substantially all revenues are generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

One-for-fifteen Reverse Stock Split

      On December 12, 2002, our board of directors, pursuant to authority previously granted by our stockholders at the annual meeting on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15) effective January 7, 2003. All per-share amounts and number of shares outstanding have been restated to give effect to the reverse stock split.

Change in Controlling Ownership

      Through September 10, 2002, we were a majority owned subsidiary of CMGI, Inc. (CMGI). On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue Technologies, Inc. (ClearBlue), a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the CMGI Agreement), CMGI sold and transferred to ClearBlue 4,735,293 shares of our common stock, $0.01 par value per share, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 346,883 shares of our common stock and a convertible note of NaviSite with an aggregate principal amount outstanding of $10 million. The $10 million convertible note was convertible into 2,564,103 shares of our common stock, under certain circumstances as defined therein.

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the HPFS Agreement), HPFS sold and transferred to ClearBlue 213,804 shares of our common stock, representing approximately 3.4% of our outstanding capital stock, and convertible notes of NaviSite with an aggregate principal amount outstanding of approximately $55 million, convertible into 14,126,496 shares of our common stock, under certain circumstances as defined therein.

      On December 12, 2002, ClearBlue Finance, Inc., a wholly-owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10 million note formerly held by CMGI and (ii) converted $10 million of the $55 million notes formerly held by HPFS. We issued 5,128,205 shares of our common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10 million note formerly held by CMGI and $10 million of the $55 million notes formerly held by HPFS and issued 458,943 shares of our common stock for payments of interest due under the convertible notes. A new note (New Note) was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted ($45,093,333).

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On December 31, 2002, NaviSite, a majority owned subsidiary of ClearBlue and its affiliates, completed the acquisition of CBTM, a wholly-owned subsidiary of ClearBlue which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., in exchange for 567,978 shares of our common stock, representing 4.5% of our total then outstanding common stock, inclusive of the common stock issued as part of the acquisition. The market price of our stock at the time of the transaction was $2.25 per share. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts. Accordingly, our historical consolidated financial statements have been restated to include the financial results of CBTM back to the initial date on which ClearBlue acquired a controlling interest in both NaviSite and CBTM (September 11, 2002). CBTM’s balance sheet has been included in our Consolidated Balance Sheet at July 31, 2003, and CBTM’s results of operations and cash flows for the eleven-months ended July 31, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the twelve-month periods ended July 31, 2003. CBTM is operated as a wholly-owned subsidiary of NaviSite.

      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million of outstanding New Note to ClearBlue Finance, Inc. by offsetting amounts due to us by ClearBlue. On June 17, 2003, we received written notice from ClearBlue Finance, Inc. stating its election to convert the remaining approximately $41.2 million of the New Note into 10,559,248 shares of common stock effective June 19, 2003. As of July 31, 2003 ClearBlue Technologies Equity, Inc., ClearBlue Finance, ClearBlue and ClearBlue Atlantic beneficially owned 19,284,994 shares of our common stock, representing approximately 78.6% of the outstanding shares of common stock on a fully converted basis. As a result of these changes in ownership since September 11, 2002 involving ClearBlue and its affiliates, the utilization of our federal and state tax net operating loss carryforwards will be severely limited pursuant to Internal Revenue Code Section 382.

Impact of Acquisitions

      In addition to the acquisition of CBTM, as discussed above, during fiscal year 2003, we completed the acquisitions of Avasta, Inc., a California corporation (Avasta), Conxion Corporation, a California corporation (Conxion), and substantially all of the assets of Interliant, Inc. (Interliant Assets) through our wholly-owned subsidiary, Intrepid Acquisition Corp. (Intrepid). Each of these acquisitions was accounted for using the purchase method of accounting. The results of operations and cash flows from Avasta, Conxion, and Intrepid are included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the twelve-month period ended July 31, 2003 from their respective dates of acquisition, February 5, 2003, April 2, 2003, and May 16, 2003. See Note 6 for further discussion of our fiscal year 2003 acquisitions.

(b)	Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NaviSite and our wholly-owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., CBTM, Avasta, Conxion, and Intrepid after elimination of all significant intercompany balances and transactions.

(c)	Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets and the collectibility of receivables.

(d)	Cash and cash equivalents

      Cash equivalents consist of a money market fund, which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities, and repurchase agreements.

      During fiscal year 2003, non-cash financing activities included the repayment of approximately $3.9 million of the New Note to ClearBlue Finance, Inc. with amounts due us by ClearBlue. In addition, fiscal year 2003 non-cash financing activities included the conversion of the then outstanding $41.2 million New Note into 10,559,248 shares of our common stock. This conversion also resulted in non-cash charges of (a) $195,000 related to deferred financing costs; (b)$2.7 million in deferred interest expense; and (c) $21.6 million related to the amortization of the remaining balance of the beneficial conversion feature.

      During fiscal year 2002, non-cash financing activities included a $35 million obligation to Compaq Financial Services Corporation, a wholly-owned subsidiary of Compaq Computer Corporation subsequently acquired by HPFS, incurred for the purchase of equipment previously held under operating lease agreements with a fair value, based on a third-party appraisal, of $9.6 million.

      During fiscal year 2002, non-cash financing activities included the conversion of the $70.9 million, net, carrying amount ($80.0 million face value) of convertible notes payable to CMGI including interest of $1.5 million, and $16.2 million of amounts due to CMGI into an aggregate of 1,641,993 shares of our common stock.

      During fiscal 2002 and 2001, non-cash financing activities include the issuance of 464,800 and 186,000 shares of common stock, respectively, in satisfaction of interest associated with convertible notes outstanding during fiscal 2002 and 2001.

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

(e)	Revenue Recognition and Accounting Change

      Revenue consists of monthly fees for Web site and Internet application management, application rentals, hosting, and professional services. Revenue (other than installation fees) is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on a time-and-material basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 3.0% of total revenues for the twelve-month period ended July 31, 2003, performed over extended periods are recognized under the percentage-of-completion method of accounting, principally, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Concentration of Credit Risk

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of July 31, 2003, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 26% of our total revenues for the twelve-months ended July 31, 2003. Accounts receivable at July 31, 2003 include approximately $2.3 million due from this third-party customer. ClearBlue, a related party, owed NaviSite approximately $265,000 as of July 31, 2003, as described in Note 15.

(g)	Comprehensive Income (Loss)

      Comprehensive income is defined as the change in equity from foreign currency translation adjustments.

(h)	Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

(i)	Goodwill and Intangible Assets

      Prior to July 31, 2002, goodwill related to our purchase of Servercast in July 1998 and the purchase of our wholly-owned subsidiary ClickHear in February 2000. Such costs were amortized on a straight-line basis over five years, the period expected to be benefited. In fiscal year 2002, the goodwill related to ClickHear of $3,400 was written-off as part of the sale of the majority of the operating assets of the Streaming Media assets. As part of our impairment analysis performed at July 31, 2002, it was determined that the unamortized goodwill at July 31, 2002 of $186,000 was fully impaired and was included in the accompanying consolidated statements of operations as a component of general and administration expense.

      At July 31, 2003, our intangible assets consisted of customer lists and proprietary software resulting from our acquisitions of CBTM and the Interliant Assets. At July 31, 2003, our intangible assets were recorded at a gross carrying value of $12.1 million, less accumulated amortization of $2.4 million. Amortization expense related to our customer lists and proprietary software of $2.2 million for fiscal year 2003 was recorded as a component of our cost of revenue. Goodwill, resulting from our acquisition of CBTM, is recorded at its gross carrying value of $3.2 million.

(j)	Accounting for Impairment of Long-Lived Assets

      We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the estimated future undiscounted cash flows are less than the carrying value of the asset, a loss is recorded based on the excess of the asset’s carrying value over fair value.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Income Taxes

      We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Prior to the initial public offering on October 21, 1999, we were greater than 80% owned by CMGI, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by us for those periods before the fiscal year ended July 31, 2001. Therefore, such net operating losses incurred by NaviSite were not available to us. The tax sharing agreement between NaviSite and CMGI required us to reimburse CMGI for the amounts it contributed to the consolidated tax liability of the CMGI group; however, under the policy, CMGI was not obligated to reimburse us for any losses utilized in the consolidated CMGI group. After our public offering, CMGI’s ownership fell below 80% and we were no longer included in the federal consolidated group of CMGI. Thus, our federal and state net operating losses can be carried forward to offset our future taxable income. As a result of the transaction on September 11, 2002, NaviSite had a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result of the change in ownership, the utilization of its federal and state tax net operating losses generated prior to the transaction is severely limited.

(l)	Advertising Costs

      We recognize advertising costs as incurred. Advertising expense was approximately $0, $4,000, and $3.1 million for the fiscal years ended July 31, 2003, 2002, and 2001, respectively, and is included in the accompanying consolidated statements of operations as a component of selling and marketing expenses.

(m)	Stock-Based Compensation Plans

      We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based compensation.

	2003	2002	2001

Net Loss, as reported	$(69,520)	$(121,693)	$(122,996)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(8,062)	$(24,778)	$(40,072)

Net loss, as adjusted	$(77,582)	$(146,471)	$(163,068)

Loss per share:
Basic and diluted — as reported	$(5.97)	$(22.30)	$(31.27)
Basic and diluted — as adjusted	$(6.66)	$(26.84)	$(41.46)

NaviSite:
Risk-free interest rate	1.93%	2.23%	4.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	160.16%	250.00%	185.10%
Expected life (years)	3.07	2.12	2.08
Weighted average fair value of options granted during the period	$2.56	$4.35	$219.30

CMGI:
Risk-free interest rate	2.79%	2.79%	4.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	97.05%	97.05%	126.95%
Expected life (years)	5.85	5.85	2.91
Weighted average fair value of options granted during the period	N/A	N/A	N/A

(n)	Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Share

      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock and notes or the treasury stock method for options, unless amounts are anti-dilutive.

      For fiscal years ended July 31, 2003, 2002, and 2001, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. There were 2,741, 29,503 and 167,793 of diluted shares related to employee stock options that were excluded as they have an anti-dilutive effect due to the loss for fiscal years 2003, 2002, and 2001 respectively.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Segment Reporting

      We currently operate in one segment, outsourced hosting and application management services.

(p) New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (FASB) finalized Emerging Issues Task Force (EITF) Issue 01-8, “Determining Whether an Arrangement is a Lease” (EITF 01-8). Under EITF 01-8, our relationships with our customers no longer meet the definition of a lease arrangement and as such, on a prospective basis after May 31, 2003, we no longer account for new customer agreements as direct financing agreements. Customer agreements that were classified as direct financing agreements before June 1, 2003 will continue to be treated as direct financing agreements through the term of the agreements.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 applies to all business combinations that we enter into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

      During the first quarter of fiscal 2003 (effective August 1, 2002), the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets”, which supersedes APB Opinion No.17, “Intangible Assets”. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on the Company for the fiscal years ended July 31:

Intangible Assets:

      Intangible assets as of July 31, 2003 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Customer Lists	$12,086	$2,384

      Intangible asset amortization expense for the years ended July 31, 2003, 2002, and 2001 aggregated $2,384, $0 and $0 respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,

2004	$2,508
2005	$2,216
2006	$1,853
2007	$1,449
2008	$1,047

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill:

      The changes in the carrying amount of goodwill for the fiscal years ended July 31 are as follows:

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Goodwill as of August 1	$—	$394	$601
Goodwill acquired	3,206	—	—
Goodwill amortization	—	(208)	(207)
Goodwill impairment	—	(186)	—

Goodwill as of July 31	$3,206	$—	$394

      The impact that the adoption of SFAS 142 had on net income and earnings per share for the fiscal years ended July 31 are presented as follows:

	2003	2002	2001

Net Loss	$(69,520)	$(121,693)	$(122,996)
Add back Goodwill amortization	—	208	207

Adjusted net loss	$(69,520)	$(121,485)	$(122,789)

Basic and diluted earnings per share:
Net income	$(5.97)	$(22.30)	$(31.27)
Goodwill amortization	—	0.05	0.04

Adjusted net loss	$(5.97)	$(22.25)	$(31.23)

      SFAS No. 143, “Accounting for Asset Retirement Obligations”, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and was adopted beginning in the first quarter of fiscal year 2003. The adoption of SFAS 143 did not have a material impact on our financial condition or results of operations.

      SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as revising certain criteria specified in SFAS 121 for the recognition and measurement of impairment losses related to long-lived assets. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

      SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We applied the provisions of SFAS 146 in January 2003 in connection with the lease abandonments.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in fiscal year 2003, the adoption of SFAS No. 148 did not have a material impact on the our financial position and results of operations.

      In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

(q) Reclassifications

      Certain fiscal year 2002 balances have been reclassified to conform with the fiscal year 2003 financial statement presentation.

(r) Foreign Currency

      The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)).

(3) Liquidity

      Our cash and cash equivalents decreased to approximately $3.9 million at July 31, 2003 from approximately $21.8 million at July 31, 2002. Net cash used in operating activities was approximately $16.2 million for the year ended July 31, 2003, resulting primarily from net losses, decreases in accrued expenses and accounts payables, and a decrease in amounts due to CMGI, partially offset by non-cash charges for the write-off and amortization of the beneficial conversion feature of the convertible debt, interest paid in stock, costs related to abandoned leases, impairment of assets, depreciation and amortization, and provision for bad debt. Net cash used in investing activities was approximately $1.4 million for the year ended July 31, 2003, resulting primarily from purchases of property and equipment, the purchase of certain assets of

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interliant, the purchase of convertible notes of Interliant, a loan made to a related party, partially offset by cash acquired in acquisitions and the release of restricted cash. Net cash used for financing activities was approximately $359,000 for the fiscal year ended July 31, 2003, resulting primarily from repayment of debt to the estate of AppliedTheory, repayment of notes to affiliates, the payment of capital lease obligations, partially offset by borrowings from affiliates and borrowings from our accounts receivable financing line.

      At July 31, 2003, we had a working capital deficit of $15.2 million, an accumulated deficit of $407 million, and have reported losses from operations since incorporation. We have used cash from continuing operations of $16.2 million, $27.0 million and $88.8 million in the years ended July 31, 2003, 2002, and 2001, respectively. We anticipate incurring additional losses throughout our next fiscal year. NaviSite has taken several actions it believes will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the change in our Board of Directors and senior management and bringing costs more in line with projected revenues. Based upon our cash flow estimates we believe that we will more than likely need to raise funds to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

      We believe that we will more than likely need to raise funds through the issuance of equity or convertible debt securities, or through credit arrangements with financial institutions. The accompanying consolidated financial statements have been prepared assuming NaviSite will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

(4) Impairment of Assets Held for Sale

      During the third fiscal quarter of 2003, we evaluated the net realizable value of our assets held for sale and determined, based upon third party quotes for purchase of these assets, that the net fair market value of our assets held for sale less was than the carrying value. As a result, we recorded a $1.0 million charge related to the reduction in the net realizable value of our assets held for sale as a component of other income. These assets were sold to third parties in the fourth fiscal quarter of 2003.

(5) Property and Equipment

      Property and equipment at July 31, 2003 and 2002 are summarized as follows:

	July 31,

	2003	2002

	(In thousands)
Office furniture and equipment	$2,421	$1,232
Computer equipment	23,468	15,237
Software licenses	9,308	8,982
Leasehold improvements	7,302	3,717

	42,499	29,168
Less accumulated depreciation and amortization	(26,208)	(16,756)

Property and equipment, net	$16,291	$12,412

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, 4 years or life of the lease.

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

      The cost and related accumulated amortization of property and equipment held under capital leases (classified as computer equipment above) are as follows:

	July 31,

	2003	2002

	(In thousands)
Cost	$5,386	$457
Accumulated depreciation and amortization	(1,646)	(189)

	$3,740	$268

(6) Acquisitions

      CBTM. We acquired CBTM in December 2002 in a transaction accounted for as a combination of entities under common control (i.e., “as if pooling”) (see Note 1). In June 2002, prior to our acquisition of CBTM, CBTM acquired substantially all of the assets used or useful in the web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (AppliedTheory), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, the acquisition of AppliedTheory by CBTM was consummated, effective June 6, 2002. The results of operations of AppliedTheory have been included in the financial statements of CBTM since June 6, 2002.

      The aggregate purchase price paid by CBTM for the AppliedTheory assets, excluding assumed liabilities, was $16.0 million of which $3.9 million was paid in cash and $12.1 million was paid with the issuance of four notes payable to the AppliedTheory Estate: two unsecured promissory notes totaling $6.0 million, bearing interest at 8% per annum and due June 10, 2006, a secured promissory note totaling $700,000, bearing interest at 8% per annum and due December 10, 2002 and a $5.4 million secured promissory note, non-interest bearing, due December 10, 2002. The two notes due December 10, 2002 were paid in December 2002.

      Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists which are being amortized over eight years, except for the New York State Department of Labor customer contract, which is being amortized over five years, and represents the remaining life on the contract. The remaining $440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

      Avasta, Inc. On February 5, 2003, we acquired Avasta, a provider of remote hosting and managed service operations in an all-stock transaction valued at approximately $370,000. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60 (representing a five-day average of the market value of our common stock at the time of the acquisition). The purchase price of $442,000 consists of the issuance of common stock for approximately $370,000 and approximately $72,000 in acquisition costs. The Agreement and Plan of Merger provided that up to an additional 1,004,518 shares of common stock could be issued in the event certain revenue targets are achieved through June 2003. As a result of the earnout calculation, in September 2003 we issued 179,353 shares of our

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the additional shares for the attainment of certain revenue targets). The negative goodwill of approximately $342,000 reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Avasta

(In thousands)
Current assets	$488
Property and equipment	3,239

Total assets acquired	3,728
Current liabilities	3,285
Long-term debt	—

Total liabilities assumed	3,285

Net assets acquired	$442

      Conxion Corporation. On April 2, 2003, we completed the acquisition of Conxion, a provider of software distribution services and network/server security expertise for its customers, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1,925,000 in cash. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The source of funds used for the acquisition of Conxion was our cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms of the Conxion Agreement were derived from arms-length negotiation among the parties. The purchase price of $2,031,000 consisted of the $1,925,000 paid to the Conxion shareholders and approximately $106,000 in acquisition costs. The negative goodwill of approximately $2.5 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Conxion

(In thousands)
Current assets	$7,819
Property and equipment	187

Total assets acquired	8,007
Current liabilities	5,976
Long-term debt	—

Total liabilities assumed	5,976

Net assets acquired	$2,031

      Interliant. On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant assets was approximately $7,204,000 after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,830,000 in cash, $624,000 in the form of a credit of future distributions to be paid on the Interliant Notes, $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Debt and approximately $200,000 in acquisition-related costs. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003 our subsidiary closed on the purchase of the accounts receivable. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with Silicon Valley Bank (SVB), as discussed below, cash acquired with the Interliant assets, and cash receipts from the purchased accounts receivable. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. Initial purchase accounting is pending further resolution of the net worth calculation.

      The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Interliant

(In thousands)
Current assets	$3,966
Long-term assets	5,940
Property and equipment	2,178

Total assets acquired	12,084
Current liabilities	4,880
Long-term debt	—

Total liabilities assumed	4,880

Net assets acquired	$7,204

      The following unaudited pro forma results of operations for the twelve-months ended July 31, 2003 and 2002 give effect to CBTM’s acquisition of AppliedTheory assets and our fiscal year 2003 acquisitions as if the transactions had occurred at the beginning of fiscal year 2002. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal 2001 period and is not necessarily indicative of results that may be obtained in the future (in thousands, except for per share amounts).

	Year Ended July 31, 2003

	2003	2002	2001

	(In thousands)
Revenue	$100,914	$183,227	$267,766
Net Loss before extraordinary items	(84,599)	(320,525)	$(400,442)
Net loss	(84,599)	(285,568)	$(352,011)
Pro forma net loss per share	$(7.26)	$(52.33)	$(89.50)

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc., a Delaware corporation (ClearBlue), pursuant to a Stock and Asset

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Agreement, dated as of August 8, 2003 (the “Agreement”). At the time of the Agreement, we were a majority owned subsidiary of ClearBlue and its affiliates. See Note 17 for further discussion.

(7) Investment in Debt Securities

      In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, we acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes (Interliant Notes) due in 2006 of Interliant, Inc. (Interliant) for a total consideration of approximately $2 million. Interliant is a provider of managed services, which filed a petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Southern District of New York on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.

      On May 16, 2003, the Southern District of New York (White Plains) confirmed us as the successful bidder for the purchase of the Interliant Assets (see Note 6). We used $624,000 of the value of our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. The final value we will receive for the Interliant Notes has not been determined, however, we estimate the value to approximate the $1.4 million carrying value included in other assets on our Consolidated Balance Sheet. The Interliant Estate has filed a plan of liquidation with the bankruptcy court which is subject to creditor approval and resolution of further contested claims.

(8) Accrued Expenses

      Accrued expenses consist of the following:

	July 31,

	2003	2002

	(In thousands)
Accrued payroll, benefits and commissions	$2,959	$2,037
Accrued accounts payable	3,455	1,328
Due to AppliedTheory estate	1,461	—
Accrued lease exit costs	2,536	189
Accrued interest	351	1,565
Accrued contract termination fees	2,096	—
Accrued other	3,217	2,813

	$16,075	$7,932

(9) Debt

     (a) Convertible Notes Payable

      On September 11, 2002, CMGI and HPFS sold their equity and convertible interests in NaviSite to ClearBlue Technologies, Inc. (ClearBlue). Subsequent to July 31, 2002, we had not paid the interest payable on the Notes and due on September 30, 2002. We were also no longer listed on the Nasdaq National Market and were instead listed on the Nasdaq SmallCap Market. Pursuant to the Notes, this new listing on the Nasdaq SmallCap Market requires us to seek ClearBlue’s prior written consent before paying interest and principal in the form of common stock. On October 10, 2002, we received a waiver from ClearBlue permitting the payment of interest to be made in the form of stock consistent with our listing on the Nasdaq SmallCap Market and the waiver for any noncompliance of timely payments of interest or principal and we paid the interest due to ClearBlue.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 12, 2002, ClearBlue gave us the right, at our option, to prepay 100% of the interest accrued at December 12, 2002 (due December 31, 2002) on the New Note in shares of our common stock. On December 12, 2002, we paid approximately $1.1 million of interest owing on the balance of the New Note with 317,932 shares of our common stock. In addition, ClearBlue waived all interest for the period December 12, 2002 through December 31, 2003 resulting from the unconverted notes. We recognized an imputed interest charge for this interest free period.

      In connection with ClearBlue Finance’s conversion of $20.0 million of convertible notes to common stock (see Note 2), $10.7 million of the unamortized beneficial conversion related to the converted notes was charged to interest expense during the second fiscal quarter of 2003. As part of the conversion of the converted notes, $469,000 in accrued interest related to the Converted Notes was converted into approximately 141,011 shares of our common stock.

      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million of outstanding New Note payable to ClearBlue Finance with amounts due to us by ClearBlue. The $3.9 million consisted of $1.9 million of intercompany amounts due to us by ClearBlue and a $2.0 million ClearBlue note payable to us. On June 17, 2003, we received written notice from ClearBlue Finance stating its election to convert the remaining $41.2 million of the New Note into 10,559,248 shares of our common stock effective June 19, 2003. Concurrent with the conversion, in the fourth fiscal quarter of 2003 we realized a $21.6 million interest charge for the unamortized beneficial conversion feature related to the converted and repaid convertible notes payable. ClearBlue had previously waived all interest for the period December 12, 2002 through December 31, 2003 on the $45.0 million of convertible notes payable and, accordingly, we had been accruing an imputed interest expense for this period. Subsequent to the conversion, in the fourth fiscal quarter of 2003, we recorded a $2.6 million contribution to additional paid in capital for the imputed accrued interest on the converted and repaid convertible notes payable, as ClearBlue is a related party.

      In fiscal year 2002, the Company issued 446,724 shares of common stock in satisfaction of accrued interest associated with the $65 million notes payable to CMGI and HPFS.

     (b) Accounts Receivable Financing Agreements

      On May 26, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement) with SVB whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one-year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued to Silicon Valley Bank (SVB) warrants to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants is being amortized into interest expense over the term of the Financing Agreement. At July 31, 2003, we had $6.7 million outstanding under the Financing Agreement, which represented the maximum borrowings under the Financing Agreement at that time.

     (c) Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2004. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta, Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At July 31, 2003, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables.

     (d) Note Payable to AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable at the termination date of the Estate Liability. At July 31, 2003, we had approximately $80,000 in accrued interest related to this note.

     (e) Notes Payable to the Interliant Estate

      As part of our acquisition of certain Interliant Assets, we entered into a promissory note with the Interliant Estate (Interliant Promissory Note) in the amount of $550,000, payable without interest on the earlier of (i) the 180th day following the Second Closing Date or (ii) the date Interliant estates make distributions to their general unsecured creditors. The Interliant Promissory Note is secured by the Interliant Notes (see Note 6).

(10) Commitments and Contingencies

     (a) Leases

      Abandoned Leased Facilities. On January 31, 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building, which also serves as our corporate headquarters. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003 and have no foreseeable plans to occupy the second floor in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our current earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The amount is included in the caption “Impairment and restructuring” in the accompanying Consolidated Statements of Operations. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease term, which is May 2011.

      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of this fiscal year, the sublease tenant stopped making payments under the sublease and has abandoned the space. The facility is currently empty and we remain obligated under the terms of the lease for the rent and other costs associated with the building. We have no foreseeable plans to occupy the space, therefore, under SFAS 146, we recorded a charge to our

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings of approximately $1.4 million to recognize the costs of exiting the building. The amount is included in the caption “Impairment and restructuring” in the accompanying Consolidated Statements of Operations. We are actively pursuing options for subleasing or otherwise terminating the lease, but have not reached any agreement at this time. We believe it is more likely than not that we will be able to sublet the building to a tenant at, at a rate below our current rent rate or will have otherwise ended the lease via a lease termination agreement, by January 2004. As such, we have recorded a liability equal to the present value of our estimated future payments.

      Details of activity in the lease exit accrual for the year ended July 31, 2003 were as follows (in thousands):

	Balance at			Balance at
	July 31,			July 31,
	2002	Payments	Adjustments	2003

		(In thousands)
400 Minuteman Lease abandonment costs	$—	$(2,069)	$5,409	$3,340
La Jolla Lease abandonment costs	—	(322)	1,431	1,109

	$—	$(2,391)	$6,840	$4,449

      We are obligated under various capital and operating leases for facilities and equipment. CMGI had entered into non-cancelable operating and capital leases on our behalf covering certain of our office facilities and equipment, which expire through 2012. In addition, until we moved our headquarters in January 2000, we paid CMGI for office facilities used as our headquarters for which we were charged based upon an allocation of the total costs for the facilities at market rates. Prior to our IPO, substantially all leases for real property were guaranteed by CMGI. CMGI charged us the actual lease fees under these arrangements. Our total rent expense amounted to $10,217,000, $19,567,000, and $58,465,000 for the fiscal years ended July 31, 2003, 2002, and 2001, respectively. In June 2000, we sold certain equipment and leasehold improvements in our data centers in a sale-leaseback transaction to a bank for approximately $30.0 million. We entered into a capital lease for the leaseback of those assets. In January 2001, we paid-off these capital lease obligations for approximately $27.0 million. During the second quarter of fiscal year 2001, we sold certain equipment in sale-leaseback transactions for a total of approximately $13.9 million. Simultaneously with the sales, we entered into operating leases for the equipment.

      During fiscal 2002, we renegotiated or bought out the majority of its operating lease obligations for equipment.

      Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2003:

		Less Than			After 5
Description	Total	1 year	1-3 Years	4-5 Years	Years

Short/ Long-term debt	$9,550	$3,550	$6,000	$—	$—
Interest on debt	1,610	650	960	—	—
Capital leases	5,492	3,590	1,902	—	—
Operating leases	1,337	1,008	328	—	—
Bandwidth commitments	6,716	3,542	2,384	791	—
Maintenance for hardware/software	1,405	1,405	—	—	—
Property leases	38,937	8,271	14,383	7,666	8,616

	$65,047	$22,016	$25,957	$8,457	$8,616

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Legal Matters

      On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit alleges specifically that Robertson Stephens, in exchange for the allocation to its customers of shares of our common stock sold in our initial public offering, solicited and received from its customers’ agreements to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Three other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, also was named as a defendant in the Nguyen lawsuit.

      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

      Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany and against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”). Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999, initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

      Between July and September 2002, the parties to the IPO Securities Litigation briefed motions to dismiss filed by the underwriter defendants and the issuer defendants, including NaviSite. On November 1, 2002, the Court held oral argument on the motions to dismiss. The plaintiffs have since agreed to dismiss the claims against Messrs. Rosen, Hale and Eisenberg without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims. By stipulation entered by the Court on November 18, 2002, Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice from the Class Action Litigation. On February 19, 2003, an opinion and order was issued on defendants’ motion to dismiss the IPO Securities Litigation, essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendants.

      We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. We are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by ClearBlue of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. We believe the allegations are without merit and intend to vigorously defend against Mr. Cloonan’s claims. As the litigation is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      On October 28, 2002, ClearBlue Technologies Management, Inc., one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against ClearBlue Technologies Management, Inc. claiming $3,130,000 in damages and $5,000,000 in punitive relief.

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to ClearBlue Technologies Management, Inc.’s. complaint, and the objections to Lighthouse’s motion filed by ClearBlue Technologies Management and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of ClearBlue Technologies Management assuming the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Lighthouse’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to ClearBlue Technologies Management. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, which is expected to be completed on or about the end of November 2003, the Bankruptcy Court would schedule an evidentiary hearing on the issue of notice.

      As to the U.S. District Court matter, the exchange of written discovery is near completion, with a number of discovery disputes to be resolved by the Court in October 2003 at a discovery status conference. All depositions of witnesses have been stayed pending completion of the Bankruptcy Court evidentiary hearing. Because of the continuing discovery, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

      On December 12, 2002, our Board of Directors, pursuant to authority previously granted by our stockholders at the annual meeting of stockholders held on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15) (the “Reverse Split”). The Reverse Split was effective on January 7, 2003. On May 28, 2003 we received a letter from Mr. Edward W. Roberts, as trustee of The Roberts Family Trust, stating that in June 2002 the trust had purchased 13,000 shares of our common stock and due to the Reverse Split, the trust now owns 866 shares of common stock (i.e. 13,000 shares divided by 15). As a result of the Reverse Split, Mr. Roberts states an intention to institute a derivative action requesting $7.5 million in damages. On October 20, 2003, we received a letter dated October 13, 2003, from Mr. Robertson, as trustee on behalf of The Roberts Family Trust, stating his intention to prove conspiracy and collusion relating to the September 11, 2002 transactions between ClearBlue Technologies, Inc. and Hewlett-Packard Financial Services Company and relating to the later Reverse Split. No legal actions have been filed concerning this matter. This matter is in its initial stages and we are not able to predict the possible outcome of this matter, and the effect, if any, on our financial condition. We believe the claim is without merit and intend to vigorously defend any action that may be brought against us.

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. No legal actions have been filed concerning this matter. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

      We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our consolidated financial position or results from our operations.

(11) Income Taxes

      No provision for federal and state income taxes has been recorded as the Company incurred net operating losses for all periods presented. Prior to the initial public offering on October 21, 1999, we were greater than 80% owned by CMGI, and as such, CMGI realized the full benefit of all federal and part of the state net operating losses that had been incurred by us for those periods before the fiscal year ended July 31, 2001. Therefore, such net operating losses incurred by NaviSite were not available to us. The tax sharing agreement between NaviSite and CMGI required us to reimburse CMGI for the amounts it contributed to the consolidated tax liability of the CMGI group; however, under the policy, CMGI was not obligated to reimburse us for any losses utilized in the consolidated CMGI group. After our public offering, CMGI’s ownership fell below 80% and we were no longer included in the federal consolidated group of CMGI. Thus, our federal and state net operating losses can be carried forward to offset our future taxable income and no

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for federal or state income taxes has been recorded. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

      Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	07/31/03	07/31/02

Deferred tax assets:
Accruals and reserves	3,815,612	$2,206,000
Loss Carryforwards	20,470,707	$103,311,000
Depreciation and amortization	31,704,341	$36,958,000

Total deferred tax assets	$55,990,660	$142,475,000
Less: Valuation allowance	(55,990,660)	$(142,475,000)

Net deferred tax (assets) liabilities	$—	$—

      Valuation allowance decreased by $86.5 million and increased by $47.0 million for the years ended July 31, 2003 and 2002, respectively.

      As a result of the transaction on September 11, 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result of the change in ownership, the utilization of its federal and state tax net operating losses generated prior to the transaction is subject to an annual limitation of approximately $1.2 million. As a result of this limitation, the Company expects that a substantial portion of its federal and state net operating loss carryforwards will expire unused.

      The Company has net operating loss carryforwards for federal and state tax purposes of approximately $49.8 million, after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation. The federal net operating loss carryforwards will expire from fiscal year 2011 to fiscal year 2023.

(12) Reserved.

(13) Stockholders’ Equity

(a) Issuance of Common Stock

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

      On February 5, 2003, we issued 231,039 shares of our common stock at a per share value of $1.60 in connection with the acquisition of Avasta (see Note 6). In September 2003 we issued 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the addition shares) for the attainment of certain revenue targets in conjunction with the Avasta acquisition.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Stock Option Plans

(a) 1999 Employee Stock Purchase Plan

      The 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted by NaviSite’s board of directors and stockholders in October 1999. The Stock Purchase Plan provides for the issuance of a maximum of 16,666 shares of our common stock. The Plan allows participants to purchase shares at 85% of the closing price of common stock on the first business day of the Plan period or the last business day of the Plan period, whichever closing price is less. During fiscal year 2002, no additional shares were issued under this plan.

      During fiscal year 2003, no additional shares were issued under this plan. We issued a total of 16,657 shares since the plan’s inception.

(b) Deferred Compensation Plan

      A Deferred Compensation Plan (the Deferred Compensation Plan) was adopted by NaviSite’s board of directors in October 1999. Under the terms of the Deferred Compensation Plan, our employees who are selected by the board of directors (as well as certain of our employees who previously participated in a deferred compensation plan sponsored by CMGI) will be able to elect to defer a portion of their compensation for the following calendar year. We also may make discretionary contributions to a participant’s account, to which the participant generally will become entitled after five years of service with us. Effective December 18, 2001, the plan was terminated. During 2001 and through the termination date in 2002, we did not make any discretionary contributions to the plan.

(c) 1999 Director Stock Option Plan

      In October 1999, NaviSite ceased issuing options under the 1998 Director Plan and the board of directors and the stockholders approved and adopted the 1999 Stock Option Plan for Non-employee Directors (the 1999 Director Plan). A total of 33,333 shares of Common Stock are reserved for issuance under the 1999 Director Plan. Directors who are not NaviSite employees or otherwise affiliates, employees or designees of an institutional or corporate investor that owns more than 5% of outstanding Common Stock will be eligible to receive non-statutory stock options under the 1999 Director Plan. On March 5, 2002, the 1999 Director Plan was amended to increase the initial options granted to each eligible director to 3,333 shares from the original 1,667 shares and to increase the subsequent annual grants to directors to 667 shares from the original 417 shares.

      The board of directors has discretion to increase to up to 6,667 shares the number of shares of Common Stock subject to any initial option or additional option covering any vesting period of up to 48 months that may be granted to an eligible director after the date of the increase.

      During fiscal year 2003 no options were granted and there were no outstanding options under this plan.

(d) 1998 Director Stock Option Plan

      In December 1998, NaviSite’s board of directors and stockholders approved the 1998 Director Stock Option Plan (the 1998 Director Plan). In October 1999, we ceased issuing options under the 1998 Director Plan. Upon the adoption of the 1999 Director Plan, each NaviSite director (who is not also an employee of NaviSite, any subsidiary of NaviSite or of CMGI) was entitled to receive, upon the date of his or her election, a non-statutory option to purchase Common Stock as defined. A maximum number of 16,666 shares of Common Stock were authorized for issuance under the 1998 Director Plan. Each automatic grant had an exercise price equal to the current fair market value of the Common Stock at the time of grant and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service on the board of directors.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2003, no options were granted and no options were outstanding under the 1998 Director Plan.

(e) NaviSite 2000 Stock Option Plan

      In November 2000, NaviSite’s board of directors approved the 2000 Stock Option Plan (the Plan). Under the Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s employees, other than those who are also officers or directors, and our consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 66,666 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period. The following table reflects activity of stock options under our Plan for the year ended July 31, 2003:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding beginning of year	16,266	$128.44	32,157	$128.44	—	$—
Granted	—	—	—	—	53,037	128.44
Exercised	—	—	—	—	—	—
Cancelled	(11,394)	128.44	(15,891)	128.44	(20,880)	128.44

Options outstanding, end of year	4,872	$128.44	16,266	$128.44	32,157	$128.44

Options exercisable, end of year	4,872		16,266		—

Options available for grant, end of year	61,794		50,400		34,509

     (f) NaviSite 1998 Equity Incentive Plan

      In December 1998, NaviSite’s board of directors and stockholders approved the 1998 Equity Incentive Plan, as amended (the 1998 Plan). The 1998 Plan replaced NaviSite Internet Services Corporation’s 1997 Equity Incentive Plan (the 1997 Plan). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s or its affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 333,333 shares. In August 1999, the board of directors approved an increase in the number of shares authorized under the 1998 Plan to 741,628. In December 2000, the board of directors approved an additional increase in the number of shares authorized under the 1998 Plan to 1,000,000 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. Options granted under the 1998 Plan have a five-year maximum term and typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

next thirty-six (36) months. The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2003.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding beginning of year	452,801	$149.40	522,560	$276.00	534,262	$416.85
Granted	128,164	2.57	268,397	4.65	427,638	100.20
Exercised	(1,905)	1.18	(34,901)	1.05	(35,153)	9.00
Cancelled	(313,091)	160.79	(303,255)	256.35	(404,187)	297.60

Options outstanding, end of year	265,969	$66.14	452,801	$149.40	522,560	$276.00

Options exercisable, end of year	175,555	84.18	131,156	$294.60	198,472	$266.85

Options available for grant, end of year	571,661		386,606		351,781

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

.01 - 2.40	6,413	1.12	$0.90	5,214	$0.58
2.41 - 2.55	120,000	9.94	2.55	60,000	2.55
2.56 - 3.90	42,511	3.64	3.90	22,771	3.90
3.91 - 9.60	37,157	3.30	4.87	36,948	4.86
9.61 - 27.75	29,153	22.39	2.68	24,610	23.32
27.76 - 73.13	5,042	2.04	51.16	3,839	51.52
73.14 - 182.82	7,160	1.31	113.02	6,537	110.86
182.83 - 671.25	7,054	1.82	620.52	5,504	618.92
671.26 up	11,479	1.53	943.99	10,132	932.79

	265,969			175,555

     (g) NaviSite 2003 Stock Option Plan

      On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors. The 2003 Plan has not yet been approved by NaviSite’s Stockholders. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors or NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite) The board of directors has authorized 2,600,000 shares of common stock for issuance under the 2003 Plan.

      The 2003 Plan is administered by the Board of Directors of NaviSite or any committee to which the Board delegates its powers under the 2003 Plan. Subject to the provisions of the 2003 Plan, the Board of Directors will determine the terms of each award, including the number of shares of common stock subject to the award and the exercise thereof.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Board of Directors may, in its sole discretion, amend, modify or terminate any award granted or made under the 2003 Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant. The Board of Directors may also provide that any stock option shall become immediately exercisable, in full or in part, or that any restricted stock granted under the 2003 Plan shall be free of some or all restrictions.

      As of July 31, 2003, stock options to purchase 2,272,000 shares of common stock at an average exercise price of $2.55 per share were outstanding under the 2003 Plan. During fiscal year 2003, no options were exercised or cancelled. The options do not become exercisable until the stockholders of the Company have duly approved the plan. Once approved, the options will become exercisable as to 25% of the original number of shares on grant date and thereafter in equal amounts monthly over the three year period commencing on the grant date.

     (h) CMGI 1986 Stock Option Plan

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

      The following table reflects activity and historical exercise prices of stock options granted to NaviSite employees under the 1986 Plan for the three years ended July 31, 2003. Options held by employees who transferred to NaviSite from CMGI or CMGI subsidiaries kept their CMGI options and during fiscal year 2003, 2002 and 2001 are shown as transfers into the 1986 plan. Employees that transferred to CMGI from an affiliate could not keep their affiliate options.

      On September 11, 2002 each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue Technologies, Inc. (ClearBlue), a privately-held managed service provider based in San Francisco, California equity and debt interests. Due to this transaction, NaviSite employees had 30 days from September 11, 2002 to exercise vested CMGI options. There were no options exercised and subsequently all outstanding options were cancelled.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options granted NaviSite employees under the 1986 Plan outstanding at July 31, 2003:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding beginning of year	106,582	$8.76	349,562	$26.10	510,923	$27.85
Granted			—	—	—	—
Transfers			(2,834)	20.26	14,615	24.40
Exercised			—	—	(48,803)	4.72
Cancelled	(106,582)	8.76	(240,146)	32.44	(127,173)	44.60

Options outstanding, end of year	—	$—	106,582	$8.76	349,562	$26.10

Options exercisable, end of year	—		97,486	$7.86	261,090	$31.39

     (i) Other Stock Option Grants

      At July 31, 2003, we had 2,665 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years.

     (j) Other Disclosure

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, we have elected to continue to apply APB No. 25 to account for the stock-based compensation plans in which NaviSite’s employees participate.

(15) Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For the period September 12, 2002 through July 31, 2003, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Beginning January 1, 2003, we entered into an Outsourcing Agreement with ClearBlue whereby we provided certain management services as well as manage the day-to-day operations of ClearBlue’s data centers. We charge ClearBlue actual costs incurred plus a 5% mark-up on labor costs only. In fiscal year 2003, we charged ClearBlue approximately $270,000 under this agreement. This amount is included other income in the Consolidated Statement of Operations. In connection with the Outsourcing Agreement, we entered into two loan arrangements, one whereby we will loan amounts to ClearBlue for working capital needs (NaviSite Loan) and one whereby ClearBlue will loan amounts to NaviSite for working capital needs (ClearBlue Loan). The two loans may be drawn down upon, at the sole discretion of the lender, up to a maximum aggregate amount of $2.0 million per note. ClearBlue owed us approximately $1.9 million at April 30, 2003 under the NaviSite Loan. In addition to the amount due under the NaviSite loan, ClearBlue owed certain amounts to CBTM at the time of CBTM’s sale to NaviSite. On June 2, 2003, we amended the NaviSite Loan to increase the borrowing facility, on a temporary basis, to $2,250,000 and loaned an additional $200,000 to ClearBlue. The additional $200,000 funding to ClearBlue was repaid to us on June 6, 2003. On June 16, 2003, we used $3.9 million of the amounts due to us by ClearBlue to pay down a portion of our $45.0 million outstanding on the New Note.

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2003. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At July 31,, 2003, we had $3.0 million outstanding under the Atlantic Loan and had approximately $500,000 available to us. This amount is shown as Due to Affiliate on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Selected Quarterly Financial Data (Unaudited)

      Financial information for interim periods was as follows:

	Fiscal Year Ended July 31, 2003

	Q1	Q2	Q3	Q4

Net revenue	$13,449	$14,803	$15,877	$18,626
Gross margin	(157)	1,797	2,244	2,286
Net loss	(9,915)	(19,081)	(10,992)	(29,532)
Net loss per share	$(1.59)	$(2.03)	$(0.86)	$(1.66)

	Fiscal Year Ended July 31, 2002

	Q1	Q2	Q3	Q4

Net revenue	$19,279	$15,674	$14,717	$9,752
Gross margin	(29,457)	(11,859)	4,552	(39,132)
Net loss	(44,340)	(26,779)	(2,044)	(48,531)
Net loss per share	$(0.71)	$(0.31)	$(0.02)	$(0.53)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

(17) Subsequent Events

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. pursuant to a Stock and Asset Acquisition Agreement (the “CBT Agreement”). Pursuant to the CBT Agreement, we acquired all outstanding shares of six (6) wholly-owned subsidiaries of ClearBlue Technologies, Inc. with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna.

      In addition, we assumed the revenue and expense, as of the date of the CBT Agreement, of four (4) additional wholly-owned subsidiaries of ClearBlue Technologies, Inc. with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries will automatically be transferred, under certain conditions, to us for no additional consideration in February 2004.

      In exchange for these subsidiaries and certain assets and contracts relating to them, we: (i) issued 1.1 million shares of our common stock, to ClearBlue Technologies, Inc.; (ii) released ClearBlue Technologies, Inc. from certain inter-company advances in an amount up to $300,000; (iii) assumed all of ClearBlue Technologies, Inc.’s obligations under certain assets and contracts relating to the these subsidiaries; and (iv) released ClearBlue Technologies, Inc. from certain payment obligations owed to us pursuant to the Outsourcing Agreement in an amount not to exceed $263,000.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

NaviSite, Inc. and Subsidiaries:

      Under date of October 21, 2003, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended July 31, 2003, which are included in the Form 10-K for the year ended July 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ KPMG LLP

Boston, Massachusetts

October 21, 2003

NaviSite, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Years Ended July 31, 2003, 2002, and 2001

	Balance at	Additions	Deductions		Balance at
	beginning	charged to	from		end of
	of year	expense	reserve	Other(1)	year

	(In thousands)
Year ended July 31, 2001:
Allowance for doubtful accounts	$1,219	11,948	(6,308)	—	$6,859
Year ended July 31, 2002:
Allowance for doubtful accounts	$6,859	3,490	(9,732)	—	$617
Year ended July 31, 2003:
Allowance for doubtful accounts	$617	1,186	(3,525)	2,767	$1,045

(1)	Represents allowance for doubtful accounts of CBTM (acquired in fiscal year 2003).

S-1