Form 10-Q
period 2003-10-31
NAVISITE INC
filed 2003-12-15
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

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

     As of December 12, 2003, there were 24,691,476 shares outstanding of the registrant’s common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NAVISITE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
NAVISITE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NAVISITE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS October 31, 2003 and 2002, and July 31, 2003 (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
EX-10.1 AMENDMENT #1 TO LEASE
EX-10.2 AMENDMENT #6 TO PROF. SERVICES AGREEMENT
EX-31.1 CERT. OF CEO
EX-31.2 CERT. OF CFO
EX-32.1 CERT. OF CEO
EX-32.2 CERT. OF CFO

NAVISITE, INC.

Form 10-Q for the Quarter Ended October 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2003	2003

	(Unaudited)
	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and cash equivalents	$2,898	$3,862
Accounts receivable, less allowance for doubtful accounts of $1,847 and $2,030 at October 31, 2003 and July 31, 2003, respectively	17,218	14,741
Due from related parties	125	—
Prepaid expenses and other current assets	4,674	4,011

Total current assets	24,915	22,614
Property and equipment, net	20,039	22,165
Customer lists, less amortization of $4,571 and $3,724 at October 31, 2003 and July 31, 2003, respectively	11,181	12,052
Goodwill	3,206	3,206
Other assets	6,069	6,280
Restricted cash	2,182	3,054

Total assets	$67,592	$69,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts receivable financing line, net	$9,269	$6,358
Current notes payable	1,181	1,211
Capital lease obligations, current portion	2,927	3,268
Current note payable to related party	3,000	3,000
Accounts payable	4,122	4,371
Accrued expenses	16,316	17,580
Deferred revenue	2,722	2,993
Customer deposits	129	134

Total current liabilities	39,666	38,915
Capital lease obligations, less current portion	1,541	1,907
Accrued restructuring, less current portion	3,933	3,476
Note to AppliedTheory estate	6,000	6,000
Other long-term liabilities	2,111	2,194

Total liabilities	53,251	52,492
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at October 31, 2003 and July 31, 2003	—	—
Accumulated other comprehensive income (loss)	15	(16)
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 24,691 and 23,412 at October 31, 2003 and July 31, 2003	248	235
Additional paid-in capital	435,934	432,399
Accumulated deficit	(421,856)	(415,739)

Total stockholders’ equity	14,341	16,879

Total liabilities and stockholders’ equity	$67,592	$69,371

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,

	2003	2002

	(Unaudited)
	(In thousands, except
	per share)
Revenue:
Revenue	$23,473	$14,561
Revenue, related parties	—	1,310

Total revenue	23,473	15,871
Cost of revenue	17,924	16,495
Impairment and restructuring	633	—

Total cost of revenue	18,557	16,495

Gross profit, (loss)	4,916	(624)
Operating expenses:
Product development	348	382
Selling and marketing	1,972	1,287
General and administrative	4,958	3,677
Impairment and restructuring	456	—

Total operating expenses	7,734	5,346

Loss from operations	(2,818)	(5,970)
Other income (expense):
Interest income	64	305
Interest expense	(609)	(3,940)
Other income (expense), net	10	(400)

Net loss	$(3,353)	$(10,005)

Basic and diluted net loss per common share	$(0.14)	$(1.60)

Basic and diluted weighted average number of common shares outstanding	24,506	6,270

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,353)	$(10,005)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,484	3,350
Amortization of beneficial conversion feature to interest expense	—	1,773
Interest on debt paid in stock	—	276
Other non-cash interest expense	260	—
Impairment and restructuring	1,088	—
Loss on disposal of assets	—	166
Provision for doubtful accounts	(183)	141
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,294)	(516)
Due from related parties	(125)	1,479
Prepaid expenses and other current assets, net	(663)	51
Other long-term liabilities	(83)	103
Deposits	516	—
Accounts payable	(248)	(256)
Other assets	—	35
Customer deposits	(5)	31
Accrued expenses and deferred revenue	(1,613)	(294)

Net cash used for operating activities	(3,219)	(3,666)
Cash flows from investing activities:
Purchase of property and equipment, net	(486)	(196)
Purchase of debt securities	—	(1,963)
Proceeds from the sale of equipment	—	307
Restricted cash	872	(32)

Net cash provided by (used for) investing activities	386	(1,884)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,990
Repayment of note payable	—	(4,631)
Net borrowings under accounts receivable line	2,606	—
Payments under note to affiliates	(30)	—
Payment of capital lease obligations	(707)	(475)

Net cash provided by (used for) financing activities	1,869	(3,116)
Net decrease in cash	(964)	(8,666)
Cash and cash equivalents, beginning of quarter	3,862	22,379

Cash and cash equivalents, end of quarter	$2,898	$13,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$273	$1,473

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003 and 2002, and July 31, 2003
(Unaudited)

1.	Description of Business

      NaviSite, Inc. provides outsourced hosting, co-location and managed application services for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. Substantially all revenues are generated from customers in the United States.

2.	Significant Accounting Policies

(a) Basis of Presentation

      The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite, we, us or our) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on October 22, 2003.

      The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should be noted that results for interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

Impact of Acquisitions

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. (CBT) pursuant to a Stock and Asset Acquisition Agreement (the CBT Agreement). We acquired all outstanding shares of six (6) wholly-owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna. In addition, we assumed the revenue and expense, as of the date of acquisition, of four (4) additional wholly-owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries will automatically be transferred, under certain conditions, to NaviSite for no additional consideration in February 2004. The operational results of these four subsidiaries have been included herein since NaviSite exercised effective control over these subsidiaries as of August 8, 2003.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, the Company’s consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which CBT acquired the controlling interest in the Company (September 11, 2002) after the elimination of intercompany balances as identified in our 8K/ A filing on October 22, 2003. CBT’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at October 31, 2003 and July 31, 2003, and CBT’s results of operations and cash flows for the three months ended October 31, 2003 have been included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows of NaviSite for the three month period ended October 31, 2003 and CBT’s results of operations for the two month period ended October 31, 2002 have been included in our Consolidated Statements of Operations for the three month period ended October 31, 2002. See Note 6 for further discussion of our fiscal year 2003 and 2004 acquisitions.

(b) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NaviSite and our wholly-owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technologies/ Chicago-Wells, Inc., ClearBlue Technologies/ Las Vegas, Inc., ClearBlue Technologies/ Los Angeles, Inc., ClearBlue Technologies/ Milwaukee, Inc., ClearBlue Technologies/ Oakbrook, Inc., and ClearBlue Technologies/ Vienna, Inc. after elimination of all significant intercompany balances and transactions.

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

(e) Revenue Recognition

      Revenue consists of monthly fees for Web site and Internet application management, application rentals, hosting, co-location, and professional services. Revenue (other than installation fees) is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on a time-and-material basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 2% of total revenues for the three-month period ended October 31, 2003, performed over extended periods are principally recognized under the percentage-of-completion method of accounting with adjustments recorded in the period in which the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

(f) Concentrations of Credit Risk

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of October 31, 2003, the carrying cost of these instruments approximated their fair value. Financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 15% and 23% of our total revenues for the three-month period ended October 31, 2003 and October 31, 2002, respectively. Accounts receivable at October 31, 2003 include approximately $2.4 million due from this third-party customer.

(g) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity from foreign currency translation adjustments.

(h) Goodwill and Intangible Assets

      At October 31, 2003 and July 31, 2003, our intangible assets consisted of customer lists resulting from our acquisition of CBTM, and the acquisitions of the certain assets and liabilities of Interliant and CBT. Our intangible assets were recorded at a gross carrying value of $15.8 million, less accumulated amortization of $4.6 million and $3.7 million at October 31, 2003 and July 31, 2003, respectively. Amortization expense related to our lists of $0.8 million for the three-month period ended October 31, 2003 was recorded as a component of our cost of revenue. Goodwill, resulting from our acquisition of CBTM, is recorded at its gross carrying value of $3.2 million. The company performs its annual impairment analysis in its fiscal fourth quarter.

(i) Accounting for Impairment of Long-Lived Assets

      We assess the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows, and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the estimated future undiscounted cash flows are less than the carrying value of the asset, a loss is recorded based on the excess of the asset’s carrying value over fair value.

(j) Income Taxes

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Net Loss Per Common Share

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

      For the three months ended October 31, 2003 and 2002, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three months ended October 31, 2003 and 2002, 40,200 and 4,168, respectively, of dilutive shares related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss. (see note 11)

(l) Stock-Based Compensation

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

	For the Three Months
	Ended October 31,

	2003	2002

Net Loss, as reported	$(3,353)	$(10,005)
Add: stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(921)	$(3,316)*

Net loss, as adjusted	$(4,274)	$(13,321)

Loss per share:
Basic and diluted — as reported	$(0.14)	$(1.60)
Basic and diluted — as adjusted	$(0.17)	$(2.12)

*	Includes $13,259 related to CMGI Options. After the change of control on September 11, 2002, all outstanding CMGI options issued to NaviSite employees were canceled.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months
	Ended October 31,

	2003	2002

NaviSite:
Risk-free interest rate	2.26%	2.25%
Expected dividend yield	0.00%	0.00%
Expected volatility	172.56%	171.47%
Expected life (years)	3.02	3.02
Weighted average fair value of options granted during the period	$3.53	$2.36

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Segment reporting

      We currently operate in one segment, outsourced hosting and application management services.

(n) New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect adjustment as of January 31, 2004, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year presented. In October 2003, the FASB issued FASB Staff Position, or FSP 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. This statement delayed the effective date of FIN 46 for the Company until the quarter ending January 31, 2004. The Company is currently evaluating the applicability of the requirements of FIN 46.

      In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

(o) Reclassifications

      Certain fiscal year 2003 balances have been reclassified to conform with the fiscal year 2004 financial statement presentation.

(p) Foreign Currency

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Liquidity

      Our cash and cash equivalents decreased to approximately $2.9 million at October 31, 2003 from approximately $3.9 million at July 31, 2003. Net cash used in operating activities was approximately $3.2 million for the period ended October 31, 2003, resulting primarily from net losses, increases in accounts receivable, decreases in accrued expenses and deferred revenue partially offset by depreciation, amortization and non-cash impairment charges. Net cash provided by investing activities was approximately $0.4 million for the period ended October 31, 2003, resulting primarily from reductions of restricted cash offset by purchases of property and equipment. Net cash provided by financing activities was approximately $1.9 million for the period ended October 31, 2003, resulting primarily from borrowings from our accounts receivable financing line partially offset by repayment of capital lease obligations.

      At October 31, 2003, we had a working capital deficit of $14.8 million, an accumulated deficit of $422 million, and have reported losses from operations since incorporation. We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the change in our Board of Directors and senior management and bringing costs more in line with projected revenues. Based upon our cash flow estimates we believe that we will more than likely need to raise funds to meet our anticipated needs for working capital and capital expenditures for the remainder of fiscal year 2004. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

      We believe that we will more than likely need to raise funds through the issuance of equity or convertible debt securities, or through credit arrangements with financial institutions. If we are required to raise money in the future and we experience difficulty doing so, our business will be materially adversely affected. The accompanying consolidated financial statements have been prepared assuming NaviSite will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

4.     Intangible Assets

      Intangible assets as of October 31, 2003 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Customer Lists	$15,752	$4,571

      Intangible asset amortization expense for the three-month period ended October 31, 2003 and 2002 aggregated $847 and $530, respectively. The amount reflected in the table below for fiscal year 2004 includes

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year-to-date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31, 2004	$3,338
2005	$3,060
2006	$2,737
2007	$1,787
2008	$1,027

5.     Property and Equipment

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

      Property and equipment at October 31, 2003 and July 31, 2003 are summarized as follows:

	October 31,	July 31,
	2003	2003

	(In thousands)
Office furniture and equipment	$2,614	$2,613
Computer equipment	28,694	28,368
Software licenses	9,343	9,308
Leasehold improvements	12,689	12,549

	53,340	52,838
Less accumulated depreciation and amortization	(33,301)	(30,673)

Property and equipment, net	$20,039	$22,165

6.	Acquisitions

      CBTM. We acquired CBTM in December 2002 in a transaction accounted for as a combination of entities under common control (i.e., “as if pooling”). In June 2002, prior to our acquisition of CBTM, CBTM acquired substantially all of the assets used or useful in the web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (AppliedTheory), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, the acquisition of AppliedTheory by CBTM was consummated, effective June 6, 2002. The results of operations of AppliedTheory have been included in the financial statements of CBTM since June 6, 2002.

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

      Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists which are being amortized over eight years, except for the New York State Department of Labor customer contract, which is being amortized over five years, and represented the remaining life on the contract. The remaining

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

      Avasta, Inc. On February 5, 2003, we acquired Avasta, a provider of remote hosting and managed service operations, in an all-stock transaction valued at approximately $370,000. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60 (representing a five-day average of the market value of our common stock at the time of the acquisition). The purchase price of $442,000 consists of the issuance of common stock for approximately $370,000 and approximately $72,000 in acquisition costs. The Agreement and Plan of Merger provided that up to an additional 1,004,518 shares of common stock could be issued in the event certain revenue targets were achieved through June 2003. As a result of the earnout calculation, in September 2003 we issued 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the additional shares for the attainment of certain revenue targets). The negative goodwill of approximately $342,000 reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

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

      Interliant. On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant assets was approximately $7,204,000 after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,830,000 in cash, $624,000 in the form of a credit of future distributions to be paid on the Interliant Notes, $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Debt and approximately $200,000 in acquisition-related costs. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003 our subsidiary closed on the purchase of the accounts receivable. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with Silicon Valley Bank (SVB), as discussed below, cash acquired with the Interliant assets, and cash receipts from the purchased accounts receivable. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. Final purchase accounting may be adjusted pending resolution of a net worth calculation as defined in the asset purchase agreement, however we do not expect that this adjustment will be material. (see note 9)

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ClearBlue Technologies. On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of CBT pursuant to a Stock and Asset Acquisition Agreement (the “CBT Agreement”). Pursuant to the CBT Agreement, we acquired all outstanding shares of six (6) wholly-owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna.

      In addition, we assumed the revenue and expense, as of the date of the CBT Agreement, of four (4) additional wholly-owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries will automatically be transferred, under certain conditions, to us for no additional consideration in February 2004.

      In exchange for these subsidiaries and certain assets and contracts relating to them, we: (i) issued 1.1 million shares of our common stock, to CBT; (ii) released CBT from certain inter-company advances in an amount up to $300,000; (iii) assumed all of CBT’s obligations under certain assets and contracts relating to the these subsidiaries; and (iv) released CBT from certain payment obligations owed to us pursuant to the Outsourcing Agreement in an amount not to exceed $263,000.

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, the Company’s consolidated financial statements have been restated for all periods prior to the business combination to include the financial results back to the date on which CBT acquired the controlling interest in the Company (September 11, 2002). CBT’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at October 31, 2003 and July 31, 2003, and CBT’s results of operations and cash flows for the three months ended October 31, 2003 have been included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows of NaviSite for the three month period ended October 31, 2003, and CBT’s results of operations for the two month period ended October 31, 2002 have been included in our Consolidated Statement of Operations for the three month period ended October 31, 2002.

      The following unaudited results of operations for the three-months ended October 31, 2003 and unaudited pro forma results for the three-month period ended October 31, 2002 give effect to our acquisitions of CBT and CBTM, which were accounted for as “as if poolings” and to CBTM’s acquisition of AppliedTheory assets as if the transactions had occurred at the beginning of fiscal year 2002. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal 2002 period and is not necessarily indicative of results that may be obtained in the future. (In thousands, except per share amounts)

	For the Three Months
	Ended October 31,

	Actual	Pro Forma
	2003	2002

	(In thousands)
Revenue	$23,473	$32,714
Net loss	(3,353)	(15,450)
Pro forma net loss per share	$(0.14)	$(2.46)

7.	Investment in Debt Securities

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which filed a petition under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.

      On May 16, 2003 the Southern District of New York (White Plains) confirmed us as the successful bidder for the purchase of the Interliant assets. The final value we will receive for the Interliant Notes has not been determined, however, we estimate the value to approximate the $1.4 million carrying value, included in other assets on our Consolidated Balance Sheet. The Interliant Estate has filed a plan of liquidation with the bankruptcy court which is subject to creditor approval and resolution of contested claims.

8.	Accrued Expenses

      Accrued expenses consist of the following at October 31, 2003 and July 31, 2003, respectively.

	October 31,	July 31,
	2003	2003

	(In thousands)
Accrued payroll, benefits, commissions	$2,651	$3,088
Accrued accounts payable	3,671	3,694
Accrued interest	536	351
Due to AppliedTheory Estate	1,461	1,461
Accrued contract termination fees	850	2,096
Accrued lease exit costs	2,785	2,536
Accrued taxes	933	708
Accrued other	3,429	3,646

Total accrued expenses	$16,316	$17,580

9.	Debt

(a) Accounts Receivable Financing Agreement

      On May 26, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement) with Silicon Valley Bank (SVB) whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one-year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued to SVB warrants to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants is being amortized into interest expense over the term of the Financing Agreement. At October 31, 2003, we had approximately $9.5 million outstanding under the Financing Agreement, which represented the maximum borrowings under the Financing Agreement at that time. The outstanding amount under the Financing Agreement is shown net of the unamortized amount of the warrants on our Consolidated Balance Sheets.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

              (b) Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2004. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At October 31, 2003, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables.

(c) Note Payable to AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At October 31, 2003, we had approximately $200,000 in accrued interest related to this note.

(d) Notes Payable to the Interliant Estate

      As part of our acquisition of certain Interliant Assets, we entered into a promissory note with the Interliant Estate (Interliant Promissory Note) in the amount of $550,000, payable without interest on the earlier of (i) the 180th day following the Second Closing Date or (ii) the date Interliant estates make distributions to their general unsecured creditors. The Interliant Promissory Note is secured by the Interliant Notes. Pursuant to the terms of the Asset Purchase Agreement between Intrepid and Interliant, each party placed $300,000 in escrow as security for adjustments in the purchase price based upon changes in Interliant’s net worth at the time of the closing. The parties have reached a verbal understanding, subject to final documentation, that will result in a $325,000 purchase price adjustment in favor of Intrepid. Intrepid’s $550,000 promissory note in favor of Interliant will be satisfied out of the net worth adjustment and the remaining balance of $225,000 will be paid from funds Intrepid placed in escrow.

10.	Commitments and Contingencies

(a) Leases

      Abandoned Leased Facilities. On January 31, 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003 and have no foreseeable plans to occupy the second floor in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease term, which is May 2011.

      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of fiscal year 2003, the sublease tenant stopped making payments under the sublease and has abandoned the space. The facility is currently empty and we remain obligated under the terms of the lease for the rent and other costs associated with the building. We have no foreseeable plans to occupy the space, therefore, under SFAS 146, we recorded a charge to our earnings of approximately $1.4 million during fiscal year 2003 to recognize the costs of exiting the building.

      In October 2003, we abandoned administrative office space at 55 Francisco St. San Francisco, California and data center space and office space located at Westwood Center, Vienna, Virginia. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we have made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our current earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The amount is included in the caption “Impairment and restructuring” in the accompanying Consolidated Statements of Operations. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in January 2006 and July 2005, respectively.

      Details of activity in the lease exit accrual for the period ended October 31, 2003 were as follows (in thousands):

	Balance at			Balance at
	July 31,			October 31,
	2003	Payments	Adjustments	2003

	(In thousands)
400 Minuteman Lease abandonment costs	$3,340	$(350)	$—	$2,990
La Jolla Lease abandonment costs	1,109	(56)	—	1,053
Chicago & Virginia Lease abandonment costs	1,399	10	—	1,409
Amsterdam Lease abandonment costs	164	2	—	166
Vienna Lease abandonment costs	—	11	633	644
55 Francisco Lease abandonment costs	—	—	456	456

	$6,012	$(383)	$1,089	$6,718

      We are obligated under various capital and operating leases for facilities and equipment.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2003 (in thousands):

		Less than	1-3	4-5	After 5
Description	Total	1 Year	Years	Years	Years

Short/ Long-term debt	$19,031	13,031	6,000	—	—
Interest on debt	1,613	653	960	—	—
Capital leases	4,927	3,386	1,541	—	—
Operating leases	1,034	834	200	—	—
Bandwidth commitments	5,329	2,661	2,026	642	—
Maintenance for hardware/software	1,188	1,188	—	—	—
Property leases	$84,682	13,482	25,467	19,150	26,583

	117,804	35,235	36,194	19,792	26,583

(b) Legal Matters

IPO Securities Litigation

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goldman Sachs Payment Demand

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by CBT of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend against them. As the litigation is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

Lighthouse International

      On October 28, 2002, CBTM, one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3,130,000 in damages and $5,000,000 in punitive relief.

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to CBTM’s. complaint, and the objections to Lighthouse’s motion filed by CBTM and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of CBTM assuming the AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Lighthouse’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to CBTM. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, which is expected to be completed on or about the end of January 2004, the Bankruptcy Court would schedule an evidentiary hearing on the issue of notice.

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

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. On December 11, 2003, a demand for arbitration before JAMS was filed claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought include in excess of 691,538 shares of NaviSite common stock. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

La Jolla Landlord

      On November 24, 2003, U.S. Property Fund GmbH & Co, the landlord for space leased by NaviSite in La Jolla, California, filed a breach of lease action against NaviSite. The landlord claims damages in excess of $2,000,000. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

11.     Stockholders Equity

      On December 12, 2002, CBT cancelled warrants to purchase 346,883 shares of our common stock at exercise prices ranging from $86.55 to $103.80 per share.

      The 567,978 shares issued to CBT on December 31, 2002 in connection with the acquisition of CBTM have been accounted for by us as a dividend distribution to CBT because CBT and its affiliates are considered to have controlling interest over both CBTM and NaviSite. As a result, we reported an increase to accumulated deficit of $1,277,950, which represents the number of common shares issued at the then current market value of $2.25 per share.

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

      On August 8, 2003, we issued 1,100,000 shares of our common stock to CBT at a per share value of $2.55 in connection with the acquisition of certain assets of CBT (see Note 6). The issuance of these shares has been accounted for as a dividend distribution because Atlantic Investors, LLC and its affiliates are considered to have controlling interest in both CBT and NaviSite. As a result, we reported a reduction of retained earnings of $2,805,000 which represents the number of common shares issued at the then current market value of $2.55 per share.

12.     Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For all periods subsequent to September 12, 2002, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

      The consolidated financial statements for the three-month period ended October 31, 2002, include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in us, the agreement between NaviSite and CMGI whereby CMGI provided certain services for us automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002, as we transitioned to services agreements with CBT and to other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with CBT and other third-party suppliers for these services. We currently rent administrative facilities from CMGI at 800 Federal Street, Andover, Massachusetts.

      On December 31, 2002, CBTM was required to pay a $6.1 million liability owed to the AppliedTheory Estate as a result of CBTM’s acquisition of AppliedTheory. In order to fund the $6.1 million payment, CBTM entered

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into a $6.0 million line of credit with Unicorn Worldwide Holding Limited (Unicorn), a related party to NaviSite and CBTM. CBTM drew down $4.6 million and together with cash on hand at December 31, 2002, paid the $6.1 million liability due to the AppliedTheory Estate. In January 2003, CBTM paid $2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, we entered into a Loan and Security Agreement with Atlantic and in February 2003, drew down on this facility to pay off the remaining $2.0 million due Unicorn by CBTM. CBTM has a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 10, 2006. (see note 9)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2004. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At October 31, 2003 and July 31, 2003, we had $3.0 million outstanding under the Atlantic Loan and had approximately $500,000 available to us. This amount is shown as a current note payable to related party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under the heading “Certain Risk Factors that May Affect Future Results” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

      NaviSite, Inc. provides outsourced hosting, co-location and managed application services for mid-sized enterprises, divisions of large multi-national companies, government agencies and other businesses conducting mission critical business on the Internet. Our goal is to help customers focus on their core competencies by outsourcing the hosting and management of their operations and applications, allowing customers to improve the efficiency of their operations. Our focus on Managed Application Services (A-Services), Managed Infrastructure Services (I-Services) and Managed Messaging Services (M-Services) allows us to meet the expanding needs of our customers as their applications become more complex.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      NaviSite operates 14 data centers in the United States and one data center in the United Kingdom. We combine a highly scalable and developed infrastructure with expertise, experience, intellectual property, software platforms, processes and procedures for delivering simple to complex hosting and application management services. We provide a combination of high availability infrastructure, high performance monitoring systems, and proactive problem resolution and change management processes designed to recognize patterns and identify and address potentially crippling problems before they are able to cause downtime in customers’ operations. The price for our services varies from customer to customer based on the number of managed servers and the nature, extent and level of services provided. Customers typically enter into agreements with a term of one to three years with monthly payment installments.

      On September 11, 2002, CMGI and Hewlett-Packard Financial Services Company each sold and transferred to ClearBlue Technologies, Inc., a privately-held managed service provider based in San Francisco, California, and certain affiliated entities, all of their equity and debt interests in NaviSite, resulting in ClearBlue Technologies becoming NaviSite’s majority stockholder.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company’s consolidated condensed statements of operations as a percentage of Total Revenue.

	Three Months
	Ended
	October 31,

	2003	2002

	(In thousands,
	except per share
	and share data)
Revenue:
Revenue	100.0%	91.7%
Revenue, related parties	0.0%	8.3%

Total revenue	100.0%	100.0%
Cost of revenue	76.4%	103.9%
Impairment and restructuring	2.7%	0.0%

Total cost of revenue	79.1%	103.9%

Gross profit (deficit)	20.9%	(3.9)%
Operating expenses:
Product development	1.5%	2.4%
Selling and marketing	8.4%	8.1%
General and administrative	21.1%	23.2%
Impairment and restructuring	1.9%	0.0%

Total operating expenses	32.9%	33.7%

Loss from operations	(12.0)%	(37.6)%
Other income (expense):
Interest income	0.3%	1.9%
Interest expense	(2.6)%	(24.8)%
Other income (expense), net	0.0%	(2.5)%

Net loss	(14.3)%	(63.0)%

Revenue

      We derive our revenue primarily from outsourced managed hosting, co-location and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies. Revenue for the three-month period ended October 31, 2002 contains two months of revenue from CBTM and CBT.

      Total revenue for the three-month period ended October 31, 2003 increased 48% to approximately $23.5 million from approximately $15.9 million for the same period in fiscal year 2003. The overall growth in revenue of $7.6 million was mainly due to revenue resulting from our fiscal 2003 acquisitions, which contributed approximately $9.1 million in revenue during the quarter ended October 31, 2003. The increased revenue was partially offset by lost customer revenue of $1.6 mainly the result of a decrease in revenue from related parties of $1.3 million. Revenue from related parties principally consisted of sales of services to CMGI and its affiliates until September 11, 2002 when CMGI sold its equity and debt interests in NaviSite. The

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in related party revenue was primarily attributable to CMGI and its affiliates terminating their relationships with NaviSite upon the completion of their contracts.

Gross Profit

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Cost of revenue for the three-month period ended October 31, 2003, excluding impairment charges, increased 9% to approximately $17.9 million from approximately $16.5 million for the same period in fiscal year 2003. The increase in the cost of revenue of $1.4 million, net of impairment charges, resulted primarily from costs incurred to deliver the increase in revenue for the period.

      Gross profit for the three-month period ended October 31, 2003 was 20.9% as compared to a gross deficit of 3.9% for the same period in fiscal year 2003. Excluding the impairment charge recorded this quarter, our gross profit was 23.6%. This increase was mainly due to reductions in unit costs of the expenses used to deliver our revenues such as Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers as well as our ability to deliver the increase in revenue with no significant increase in overall salary expense. The Company expects gross margins to continue to improve with further increases in sales levels.

Operating Expenses

      Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses decreased 9% to approximately $348,000 for the three-month period ended October 31, 2003 from approximately $382,000 from the same period in fiscal year 2003. The decrease in product development expenses is primarily related to severance costs recorded in the three-month period ended October 31, 2002 which were not replicated in the same period in fiscal year 2003.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. Selling and marketing expense increased 53% for the three-month period ended October 31, 2003 to approximately $2.0 million from approximately $1.3 million for the same period in fiscal year 2003. The increase of approximately $685,000 resulted primarily from an increase in salary and related costs, an increase in commission expense as a result of the increase in revenue and an increase in marketing program costs.

      General and Administrative. General and administrative expenses include the costs of financial, leasing, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Also included in the three-month period ended October 31, 2002 are intercompany charges from CMGI for facilities and shared back office and business development support. These costs were eliminated upon the termination of the Facilities and Administrative Agreement between CMGI and us in September 2002. Excluding the impairment charge, general and administrative expenses increased 35% to approximately $5.0 million for the three-month period ended October 31, 2003 from approximately $3.7 million for the same period in fiscal year 2003. The increase of approximately $1.3 million was mainly the result of increases in salary expense of approximately $580,000, bad debt expense of approximately $340,000, utility expense of approximately $300,000, depreciation expense of approximately $290,000 and costs of moving data centers of approximately $125,000 partially offset by decreases in the allocation of expense from CMGI of approximately $250,000 and legal expenses of approximately $160,000.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment and Restructuring

      Costs associated with impairment, restructuring and abandonment of lease facilities increased to approximately $1.1 million for the three-month period ended October 31, 2003 compared to no expense for the same period in fiscal year 2003. The increase is due primarily to abandonment of data center space at our Vienna, Virginia facility, recorded as an increase to cost of sales and the abandonment of administrative space at our 55 Francisco Street, San Francisco, California office recorded as an increase to general and administrative. We recorded a charge equal to the amount of rent and other direct costs for the period and time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a subtenant under a sublease over the remainder of the lease term.

Interest Income

      Interest income decreased 79% to approximately $64,000 for the three-month period ended October 31, 2003 from approximately $305,000 for the same period in fiscal year 2003. The decrease is due primarily to lower cash balances during the three-month period ended October 31, 2003 as compared to the same period in fiscal year 2003.

Interest Expense

      Interest expense decreased 84% to approximately $609,000 for the three-month period ended October 31, 2003 from $3.9 million for the same period in fiscal year 2003. The decrease is due primarily to the reduction of the expense related to the beneficial conversion feature and interest on the convertible debt, which was fully converted in fiscal year 2003.

Other Income (expense), net

      Other income (expense), net increased to approximately $10,000 for the three-month period ended October 31, 2003 from approximately ($400,000) for the same period in fiscal year 2003.

Critical Accounting Policies

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

      Revenue Recognition. We provide outsourced hosting, co-location and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenues related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage-of-completion method for revenue related to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods, are recognized under the percentage-of-completion method of accounting,

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally based on direct labor dollars. Revenues and profits on long-term contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 36 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term.

      Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined subsequent to our initial evaluation and at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received. Due to the nature of our service arrangements, we provide written notice of termination of services, typically 10 days in advance of disconnecting a customer. Revenue for services rendered during this notification period is generally recognized on a cash basis as collectability is not considered probable at the time the services are provided.

      Allowance for Doubtful Accounts. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old and 2% of all other customer balances. This method historically approximated actual write off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity and Capital Resources

      Our cash and cash equivalents decreased to approximately $2.9 million at October 31, 2003 from approximately $3.9 million at July 31, 2003. Net cash used in operating activities was approximately $3.2 million for the period ended October 31, 2003, resulting primarily from net losses, increases in accounts receivable, decreases in accrued expenses and deferred revenue partially offset by depreciation, amortization and non cash impairment charges. Net cash provided by investing activities was approximately $0.4 million for the period ended October 31, 2003, resulting primarily from reductions of restricted cash offset by purchases of property and equipment. Net cash provided by financing activities was approximately $1.9 million for the period ended October 31, 2003, resulting primarily from borrowings from our accounts receivable financing line partially offset by repayment of capital lease obligations.

      At October 31, 2003, we had a working capital deficit of $14.8 million, an accumulated deficit of $422 million, and have reported losses from operations since incorporation. We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the change in our Board of Directors and senior management and bringing costs more in line with projected revenues. Based upon our cash flow estimates we believe that we will more than likely need to raise funds to meet our anticipated needs for working capital and capital expenditures for the remainder of fiscal year 2004. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

      We believe that we will more than likely need to raise funds through the issuance of equity or convertible debt securities, or through credit arrangements with financial institutions. If we are required to raise money in the future and we experience difficulty doing so, our business will be materially adversely affected. The accompanying consolidated financial statements have been prepared assuming NaviSite will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

Certain Risk Factors That May Affect Future Results

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or currently deemed immaterial may also impair our business operations. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

      We have a history of losses and may never achieve profitability and may not continue as a going concern. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly and annual period. As of October 31, 2003, we had approximately $2.9 million of cash and cash equivalents, a working capital deficit of approximately $14.8 million and had incurred losses since our incorporation resulting in an accumulated deficit of approximately $422 million. During the fiscal quarter ended October 31, 2003, we had a net loss of approximately $3.4 million. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

      A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact to our business results and cash flow. The New York State Department of Labor, a customer of CBTM, one of our wholly-owned subsidiaries which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., represented approximately 26% and 15% of our consolidated revenue for the fiscal year ended July 31, 2003 and fiscal quarter ended October 31, 2003, respectively. Although the New York State Department of Labor has been a long-term customer of CBTM, we cannot guarantee that we will be able to retain this customer or to maintain the same level of services to or revenue from such customer. This contract with the New York State Department of Labor expires in June 2005, provided, however, the New York State Department of Labor has the right to terminate the contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows. The loss of a significant amount of business with this customer, or any other key customer, would have a material adverse effect on our business, financial condition and results of operations. We believe that we will continue to derive the vast majority of our operating revenue from sales to a small number of customers.

      Atlantic Investors and its affiliates, collectively, own a majority of our outstanding common stock and may have interests that conflict with the interests of our other stockholders. At October 29, 2003, Atlantic

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investors and its affiliates owned, directly or indirectly, approximately 72% of the outstanding capital stock of NaviSite, as reported on Schedule 13D/A by Atlantic Investors, LLC on August 28, 2003. In addition, Atlantic Investors holds a promissory note issued by NaviSite in the principal amount of $3.0 million. In addition, Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of NaviSite without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of NaviSite or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

      Integration of acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating and assimilating acquired personnel and operation, and such integrations may not proceed as planned. On December 31, 2002, we acquired CBTM. On February 4, 2003, we acquired Avasta. On April 2, 2003, we acquired Conxion. On May 16, 2003, we acquired the Interliant Assets. On August 8, 2003, we acquired all of the shares of six (6) wholly-owned subsidiaries of CBT and the revenues and expenses of four (4) additional wholly-owned subsidiaries. In order to successfully integrate the operations, products and people of CBTM, Avasta, Conxion, certain former wholly-owned subsidiaries of CBT and the Interliant Assets, we will have to devote a significant amount of management resources. Integrating and assimilating acquired operations, technologies and personnel and changes in management or other key personnel may prove difficult and may harm relationships with our customers and employees. We cannot assure you that the combined businesses, assets or technologies will generate sufficient revenue to offset the associated costs or other adverse effects. In addition, these businesses may not produce the revenues, cash savings, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. As a result, we may incur higher costs, and realize lower revenues than we had anticipated.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees. Our ability to meet the needs of a substantial number of customers while maintaining superior performance is largely unproven. If our network infrastructure is not scalable, we may not be able to provide our services to additional customers, which would result in no increase in, and may decrease, revenue.

      Our decision to discontinue our practice in June 2003, on a prospective basis, of obtaining equipment under leases and subsequently renting the equipment to our customers may have a material adverse effect on our business, future condition and business operations. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who prefer to obtain equipment from their service providers. Current customers may not renew their agreements, but rather, may seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs. If we are unable to keep our current customers and attract new customers due to our discontinuation of obtaining equipment, our business, financial condition and results of operations could be materially adversely affected.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Our common stockholders have experienced dilution because of conversions of convertible notes by Atlantic Investors and its affiliates and the issuance of new shares of common stock in connection with acquisition of companies or businesses. You may experience additional dilution in the future. On December 12, 2002, CBT and its affiliates converted $20 million of the $65 million of convertible notes obtained from CMGI and Hewlett-Packard Financial Services Company into 5,128,205 shares of our common stock. In February 2003 and September 2003, we issued an aggregate of 410,353 shares of our common stock in connection with our acquisition of Avasta, Inc. On June 17, 2003, CBT and its affiliates converted $41.2 million of the then outstanding $45 million convertible note into 10,559,248 shares of our common stock at a conversion price of $3.90 per share. On August 8, 2003, we issued 1,100,000 shares of our common stock

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to CBT in connection with the acquisition of all of the shares of six (6) wholly-owned subsidiaries of CBT and the revenues and expenses of four (4) of its other wholly-owned subsidiaries. Although no convertible promissory notes are presently outstanding, if additional funds are raised through the issuance of additional equity or convertible debt securities or additional securities are issued in connection with future acquisitions and option exercises, our stockholders’ percentage of ownership will be reduced and they may experience additional dilution.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our cash equivalents. From time to time, we invest our excess cash in money market funds. We do not currently have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

Item 4.     Controls and Procedures

      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

IPO Securities Litigation

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

Goldman Sachs Payment Demand

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3 million success fee in connection with the September 2002 acquisition by CBT of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend against them. As the litigation is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

Lighthouse International

      On October 28, 2002, CBTM, one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1,866,450. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3,130,000 in damages and $5,000,000 in punitive relief.

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to CBTM’s. complaint, and the objections to Lighthouse’s motion filed by

CBTM and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of CBTM assuming the AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Lighthouse’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to CBTM. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, which is expected to be completed on or about the end of January 2004, the Bankruptcy Court would schedule an evidentiary hearing on the issue of notice.

      A number of discovery disputes existing between the parties were resolved by Magistrate Judge Theodore Katz at the October, 2003 pre-trial conference, including the lifting of a stay on the completion of depositions. As discovery proceeds, and additional materials and information are obtained not only from Lighthouse, but also from a number of third parties, we anticipate that depositions will commence during the latter part of December and continue during the month of January. Discovery also continues simultaneously in the bankruptcy proceeding. Because of the continuing discovery processes, we are not able to predict the possible outcome of these matters, if any, on our financial condition.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. On December 11, 2003, a demand for arbitration before JAMS was filed claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought include in excess of 691,538 shares of NaviSite common stock. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

La Jolla Landlord

      On November 24, 2003, U.S. Property Fund GmbH & Co, the landlord for space leased by NaviSite in La Jolla, California, filed a breach of lease action against NaviSite. The landlord claims damages in excess of $2,000,000. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

      (b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

October 22, 2003	Items 5, 7	On October 22, 2003, the Company filed Amendment No. 1 to Current Report on Form 8-K/ A to amend the Company’s Current Report on Form 8-K dated August 8, 2003 to report under Item 5 (Other Events) additional information about ClearBlue Technologies, Inc. The following financial statements were filed with such report:
Combined financial statements for the Carve-out Businesses of ClearBlue Technologies, Inc. as of July 31, 2003 and 2002 and for the year ended July 31, 2003 and for the ten-months ended July 31, 2002 (audited)
Pro forma Condensed Consolidated Balance Sheet of NaviSite, Inc. as of July 31, 2003 and Condensed Consolidated Statement of Operations for the year ended July 31, 2003 (unaudited)
October 27, 2003*	Item 12	On October 27, 2003, the Company furnished a copy of the Company’s earnings release for its fiscal fourth quarter and fiscal year ended July 31, 2003. No financial statements were furnished with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVISITE, INC.

By:	/s/ JAMES W. PLUNTZE

James W. Pluntze
Chief Financial Officer (Principal
Financial and Accounting Officer)

Date: December 15, 2003

EXHIBIT INDEX

Item	Description

10.1	Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant.
10.2	Amendment No. 6 to Professional Services Agreement, dated as of September 24, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.