Form 10-Q
period 2004-01-31
NAVISITE INC
filed 2004-03-16
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

or

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

      As of March 11, 2004, there were 24,801,254 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

Form 10-Q for the Quarter Ended January 31, 2004

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except par value)
ASSETS
Current Assets:
Cash and cash equivalents	$7,719	$3,862
Accounts receivable, less allowance for doubtful accounts of $1,411 and $2,030 at January 31, 2004 and July 31, 2003, respectively	16,244	14,741
Prepaid expenses and other current assets	4,200	4,011

Total current assets	28,163	22,614
Property and equipment, net	17,750	22,165
Customer lists, less amortization of $5,417 and $3,724 at January 31, 2004 and July 31, 2003, respectively	10,335	12,052
Goodwill	3,206	3,206
Other assets	6,194	6,280
Restricted cash	1,948	3,054

Total assets	$67,596	$69,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts receivable financing line, net	$11,667	$6,358
Current notes payable	1,744	1,211
Capital lease obligations, current portion	2,409	3,268
Current note payable to related party	3,000	3,000
Accounts payable	6,252	4,371
Accrued expenses	15,184	17,580
Deferred revenue	2,452	2,993
Customer deposits	127	134

Total current liabilities	42,835	38,915
Capital lease obligations, less current portion	1,187	1,907
Accrued lease abandonment, less current portion	2,497	3,476
Note to AppliedTheory estate	6,000	6,000
Note payable	1,429	—
Other long-term liabilities	2,022	2,194

Total liabilities	55,970	52,492

Commitments and contingencies (note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 par value. Authorized 5,000 shares; no shares issued or outstanding at January 31, 2004 and July 31, 2003	—	—
Common Stock, $0.01 par value. Authorized 395,000 shares; issued and outstanding 24,801 and 23,412 at January 31, 2004 and July 31, 2003	249	235
Deferred compensation	(1,768)	—
Accumulated other comprehensive income (loss)	30	(16)
Additional paid-in capital	438,410	432,399
Accumulated deficit	(425,295)	(415,739)

Total stockholders’ equity	11,626	16,879

Total liabilities and stockholders’ equity	$67,596	$69,371

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)

	(In thousands, except per share and share data)
Revenue:
Revenue	$22,329	$18,761	$45,802	$33,322
Revenue, related parties	—	—	—	1,310

Total revenue	22,329	18,761	45,802	34,632

Cost of revenue	16,758	17,014	34,682	33,509
Impairment, restructuring and other	—	—	633	—

Total cost of revenue	16,758	17,014	35,315	33,509

Gross profit	5,571	1,747	10,487	1,123

Operating expenses:
Product development	312	121	660	503
Selling and marketing	1,904	1,043	3,876	2,330
General and administrative	5,287	5,018	10,245	8,695
Impairment, restructuring and other	946	2,308	1,402	2,455

Total operating expenses	8,449	8,490	16,183	13,983

Loss from operations	(2,878)	(6,743)	(5,696)	(12,860)
Other income (expense):
Interest income	33	211	97	516
Interest expense	(670)	(13,760)	(1,279)	(17,700)
Other income (expense), net	76	61	86	(192)

Net loss	$(3,439)	$(20,231)	$(6,792)	$(30,236)

Basic and diluted net loss per common share	$(0.14)	$(2.07)	$(0.28)	$(3.77)

Basic and diluted weighted average number of common shares outstanding	24,741	9,751	24,624	8,011

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	January 31,	January 31,
	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,792)	$(30,236)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,650	6,668
Amortization of beneficial conversion feature to interest expense	—	13,946
Interest on debt paid in stock	—	2,098
Non-cash interest expense	582	—
Non-cash stock compensation	218	—
Impairment of leased facilities	2,034	2,308
Loss on disposal of assets	43	164
Provision for doubtful accounts	230	621
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,733)	156
Due from related parties	—	(3,533)
Prepaid expenses and other current assets, net	(196)	1,366
Other long-term liabilities	(171)	203
Accounts payable	1,882	1,142
Other assets	180	566
Customer deposits	(7)	(20)
Accrued expenses and deferred revenue	(3,146)	336

Net cash used for operating activities	(226)	(4,215)

Cash flows from investing activities:
Purchase of property and equipment	(846)	(483)
Purchase of debt securities	—	(1,963)
Proceeds from the sale of equipment	—	395
Restricted cash	1,106	594

Net cash provided by (used for) investing activities	260	(1,457)

Cash flows from financing activities:
Proceeds from exercise of stock options	278	—
Proceeds from sale-leaseback	120	—
Proceeds from modified accounts receivable line	12,000
Proceeds from note payable	50	—
Repayment of note payable	(408)	—
Borrowing under note to affiliate	—	4,600
Net repayment of former accounts receivable line	(6,663)	—
Payments under note to affiliates	(30)	(2,600)
Debt repayment to AppliedTheory Estate	—	(6,100)
Payment of capital lease obligations	(1,524)	(836)

Net cash provided by (used for) financing activities	3,823	(4,936)

Net increase (decrease) in cash	3,857	(10,608)
Cash and cash equivalents, beginning of period	3,862	21,842

Cash and cash equivalents, end of period	$7,719	$11,234

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$706	$1,614

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003, and July 31, 2003
(Unaudited)

1.	Description of Business

      NaviSite, Inc. provides a broad range of outsourced hosting and managed application services for middle market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. Our service offerings allow our customers to outsource the hosting and management of their information technology infrastructure and applications such as commerce systems, enterprise software applications and email. Substantially all of our revenues are generated from customers in the United States.

2.	Significant Accounting Policies

(a)	Basis of Presentation

      The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite, we, us or our) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K and our report on Form S-2/A which were filed with the Securities and Exchange Commission on October 22, 2003 and March 8, 2004, respectively.

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

Impact of Acquisitions

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. (CBT) pursuant to a Stock and Asset Acquisition Agreement (the CBT Agreement). We acquired all outstanding shares of six (6) wholly-owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna. In addition, we assumed the revenue and expense, as of the date of acquisition, of four (4) additional wholly-owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara (collectively the “Four Subsidiaries” or the “Deferred Entities”)). Ownership of these subsidiaries was to be automatically transferred, under certain conditions, to NaviSite for no additional consideration in February 2004 (the CBT Agreement was amended in February 2004, as described below). The operational results of

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Four Subsidiaries have been included herein since NaviSite exercised effective control over these subsidiaries as of August 8, 2003.

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include CBT’s financial results beginning on September 11, 2002, the date on which CBT acquired the controlling interest in NaviSite after the elimination of intercompany balances. See Note 6 for further discussion of our fiscal year 2003 and 2004 acquisitions.

      On February 6, 2004, we entered into an amendment to the CBT Agreement (the “Amendment”) by and among NaviSite, CBT and certain of CBT’s wholly owned subsidiaries. The Amendment amended the CBT Agreement dated August 8, 2003 to extend the date by which we are able to cause the transfer to us of four of CBT’s wholly owned subsidiaries, ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/San Francisco, Inc. and ClearBlue Technologies/ Santa Clara, Inc. (the “Deferred Entities”), from February 8, 2004 to anytime on or prior to August 8, 2005 (the “Transfer Date”), under certain conditions and for no additional consideration. In consideration for such Amendment, we agreed to operate and manage the Deferred Entities in a manner consistent with the CBT Agreement.

      On March 12, 2004, we notified CBT that we would reject the transfer of ownership to us of ClearBlue Technologies/Santa Clara, Inc., one of the Four Subsidiaries. As a result of our rejection of ClearBlue Technologies/Santa Clara, Inc., the results of ClearBlue Technologies/Santa Clara, Inc. will no longer be consolidated as part of our Consolidated Financial Statements beginning in April 2004 after the expiration of the 30 day notification period required in the CBT Agreement, and operating responsibility for this entity will revert back to CBT. The following table details the ClearBlue Technologies/Santa Clara, Inc.’s condensed unaudited Statements of Operations for the six-month period ended January 31, 2004 and 2003 and condensed unaudited Balance Sheets as of January 31, 2004 and July 31, 2003:

	Six Months
	Ended January 31,

Condensed Statement of Operations	2004	2003

	(In thousands)
Total revenue	$450	$468
Gross loss	(277)	(293)
Loss from operations	(331)	(281)
Net loss	(331)	(281)

	January 31,	July 31,
Condensed Balance Sheet	2004	2003

	(In thousands)
Current assets	$132	$199
Total assets	1,109	1,359
Current liabilities	319	229
Total liabilities	637	555
Stockholders’ equity	472	804

(b) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NaviSite, the Deferred Entities and our wholly-owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technolo-

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/ Oakbrook, Inc., and ClearBlue Technologies/Vienna, Inc. after elimination of all significant intercompany balances and transactions.

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

(e) Revenue Recognition

      Revenue consists of monthly fees for Web site and Internet application management, application rentals, hosting, co-location, and professional services. Revenue (other than installation fees) is generally billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on a time-and-material basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 2% of total revenues for the three and six-month periods ended January 31, 2004, respectively, performed over extended periods are principally recognized under the percentage-of-completion method of accounting with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

(f) Concentrations of Credit Risk

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of January 31, 2004, the carrying cost of these instruments approximated their fair value. Financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 14% and 25% of our total revenues for the six-month period ended January 31, 2004 and January 31, 2003, respectively. Accounts receivable at January 31, 2004 include approximately $2.0 million due from this third-party customer.

(g) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity from foreign currency translation adjustments.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Goodwill and Intangible Assets

      At January 31, 2004 and July 31, 2003, our intangible assets consisted of customer lists resulting from our acquisition of CBTM, and the acquisitions of the certain assets and liabilities of Interliant and CBT. Our intangible assets were recorded at a gross carrying value of $15.8 million, less accumulated amortization of $5.4 million and $3.7 million at January 31, 2004 and July 31, 2003, respectively. Amortization expense related to our intangible assets of $1.7 million for the six-month period ended January 31, 2004 was recorded as a component of our cost of revenue. Goodwill, resulting from our acquisition of CBTM, is recorded at its gross carrying value of $3.2 million. We perform our annual impairment analysis in our fiscal fourth quarter.

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

(k) Net Loss Per Common Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the as-if-converted method for convertible notes payable or the treasury stock method for options, unless such amounts are anti-dilutive.

      For the three and six months ended January 31, 2004 and 2003, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported loss. For the three and six months ended January 31, 2004 and 2003, 1,680,908 and 1,212,853, and 4,535 and 4,367 respectively, of dilutive shares related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss (see Note 11).

(l) Stock-Based Compensation

      We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” We recorded approximately $218,000 in the quarter as stock compensation expense (see Note 11). The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FASB

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 123, Accounting for Stock-Based Compensation, to stock based compensation (in thousands, except per share data):

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

Net Loss, as reported	$(3,439)	$(20,231)	$(6,792)	$(30,236)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net income, net of related tax effects	218	—	218	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,881)	(2,177)	(2,802)	(5,492)

Net loss, as adjusted	$(5,102)	$(22,408)	$(9,376)	$(35,728)

Net Loss Per Share:
Basic and diluted, as reported	$(0.14)	$(2.07)	$(0.28)	$(3.77)
Basic and diluted, as adjusted	$(0.21)	$(2.30)	$(0.38)	$(4.46)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

NaviSite:
Risk-free interest rate	2.07%	2.06%	2.07%	2.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	163.43%	140.69%	163.53%	140.69%
Expected life (years)	2.78	3.06	2.78	3.06
Weighted average fair value of options granted during the period	$6.20	$2.85	$6.10	$2.76

(m) Segment reporting

      We currently operate in one segment, outsourced hosting and application management services.

(n) New Accounting Pronouncements

      In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51 (“FIN 46”) was issued. FIN No. 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. During December 2003, the FASB issued a new revision to FIN No. 46 (“FIN No. 46R”). Under the revised provisions, public entities are required to apply for guidance if the entity has interests in VIEs commonly referred to as special-purpose entities for the periods ending after December 15, 2003. The adoption of FIN Nos. 46 and 46R did not have a material effect on our consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We have not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on our financial position or results of operations.

(o) Reclassifications

      Certain fiscal year 2003 balances have been reclassified to conform with the fiscal year 2004 financial statement presentation.

(p) Foreign Currency

      The functional currencies of our foreign wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)).

3.	Liquidity

      Our cash and cash equivalents increased to approximately $7.7 million at January 31, 2004 from approximately $3.9 million at July 31, 2003. Net cash used by operating activities was approximately $226,000 for the six month period ended January 31, 2004, resulting primarily from our net loss, decreases in other long-term liabilities, accrued expenses and deferred revenue and increases in accounts receivable and prepaid expenses and other current assets, offset by depreciation and amortization, impairment charges, a decrease in accounts payable and non-cash interest and compensation charges. Net cash provided by investing activities was approximately $260,000 for the six-month period ended January 31, 2004, resulting primarily from reductions of restricted cash offset by the purchase of property and equipment. Net cash provided by financing activities was approximately $3.8 million for the six month period ended January 31, 2004, resulting primarily from borrowings from our modified accounts receivable financing line partially offset by repayment of the prior accounts receivable financing line and the repayment of capital lease obligations.

      At January 31, 2004, we had a working capital deficit of approximately $14.7 million, an accumulated deficit of approximately $425 million, and have reported losses from operations since incorporation. We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the change in 2003 of our Board of Directors and senior management and bringing costs more in line with projected revenues. On January 22, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. We believe that the proposed public offering will allow us to raise the necessary funds to meet our anticipated needs for working capital and capital equipment for at

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least 12 months following that offering. In the event we are unable to complete the proposed public offering, we will need to find alternative sources of financing in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we may need to raise additional debt or equity capital.

      During fiscal 2003, we acquired four companies, downsized our workforce and restructured our business and balance sheet to improve operating cash flow. We plan to continue to look for efficiencies and redundancies to maximize our cash flow. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet our cash flow estimates. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

4.	Intangible Assets

      Intangible assets as of January 31, 2004 are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

Customer Lists	$15,752	$5,417

      Intangible asset amortization expense for the three-month period ended January 31, 2004 and 2003 aggregated $846,000 and $674,000, respectively, and for the six-month period ended January 31, 2004 and 2003 was $1,693,000 and $1,204,000, respectively. The amount reflected in the table below for fiscal year 2004 includes year-to-date amortization. Amortization expense related to intangible assets for the next five years is as follows (in thousands):

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment at January 31, 2004 and July 31, 2003 are summarized as follows (in thousands):

	January 31,	July 31,
	2004	2003

Office furniture and equipment	$2,488	$2,613
Computer equipment	28,975	28,368
Software licenses	9,367	9,308
Leasehold improvements	12,696	12,549

	53,526	52,838
Less accumulated depreciation and amortization	(35,776)	(30,673)

Property and equipment, net	$17,750	$22,165

6.	Acquisitions

      CBTM. We acquired ClearBlue Technologies Management, Inc. (CBTM) in December 2002 in a transaction accounted for as a combination of entities under common control (i.e., “as if pooling”). In June 2002, prior to our acquisition of CBTM, CBTM acquired substantially all of the assets used or useful in the web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (AppliedTheory), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, the acquisition of AppliedTheory by CBTM was consummated, effective June 6, 2002. The results of operations of AppliedTheory have been included in the financial statements of CBTM since June 6, 2002.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Conxion Corporation. On April 2, 2003, we completed the acquisition of Conxion, a provider of software distribution services and network/server security expertise for its customers, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1,925,000 in cash. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The source of funds used for the acquisition of Conxion was our cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms of the Conxion Agreement were derived from arms-length negotiation among the parties. The purchase price of $2,031,000 consisted of the $1,925,000 paid to the Conxion shareholders and approximately $106,000 in acquisition costs. The negative goodwill of approximately $2.5 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      Interliant. On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant assets was approximately $7,204,000 after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,830,000 in cash, $624,000 in the form of a credit of future distributions to be paid on the Interliant Notes, $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Debt and approximately $200,000 in acquisition-related costs. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003, our subsidiary closed on the purchase of the accounts receivable. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with Silicon Valley Bank (SVB), as discussed below, cash acquired with the Interliant assets, and cash receipts from the purchased accounts receivable. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. Final purchase accounting may be adjusted pending resolution of a net worth calculation as defined in the Agreement, however we do not expect that this adjustment will be material. (see Note 9).

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

      In addition, we assumed the revenue and expense, as of the date of the CBT Agreement, of four (4) additional wholly-owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries was to be automatically transferred, under certain conditions, to us for no additional consideration in February 2004. On February 6, 2004, we entered into an amendment (as discussed in Note 2) to extend the date by which we are able to cause the transfer of these CBT wholly-owned subsidiaries to us from February 8, 2004 to on or prior to August 8, 2005, under certain conditions and for no additional consideration. In consideration for such amendment, we agreed to operate and manage these entities in a manner consistent with the CBT Agreement.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the CBT Agreement, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, the Company’s consolidated financial statements have been restated for all periods prior to the business combination to include CBT’s financial results beginning on September 11, 2002 the date on which CBT acquired the controlling interest in the Company. CBT’s balance sheet has been included in the Consolidated Balance Sheet of NaviSite at January 31, 2004 and July 31, 2003, and CBT’s results of operations and cash flows for the six months ended January 31, 2004 have been included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows of NaviSite for the six month period ended January 31, 2004, and CBT’s results of operations for the five month period ended January 31, 2003 have been included in our Consolidated Statement of Operations for the six month period ended January 31, 2003.

      The following unaudited results of operations for the six-months ended January 31, 2004 and unaudited pro forma results for the six-month period ended January 31, 2003 to give effect to our acquisitions of Avasta, Inc., Conxion Corporation and the assets of Interliant as if they had taken place at the beginning of fiscal year 2003. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal 2003 period and is not necessarily indicative of results that may be obtained in the future (in thousands, except per share data):

	For the Six Months
	Ended January 31,

	Actual	Pro Forma
	2004	2003

Revenue	$45,802	$64,346
Net loss	(6,792)	(40,923)
Pro forma net loss per share	$(0.28)	$(5.11)

7.	Investment in Debt Securities

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

      On May 16, 2003, the Southern District of New York (White Plains) confirmed us as the successful bidder for the purchase of the Interliant assets. The final value we will receive for the Interliant Notes has not been determined, however, we estimate the value to approximate the $1.4 million carrying value, included in other assets on our Consolidated Balance Sheet. The Interliant Estate filed a plan of liquidation with the bankruptcy court which has been approved by the creditors.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

      Accrued expenses consist of the following at January 31, 2004 and July 31, 2003, respectively (in thousands):

	January 31,	July 31,
	2004	2003

Accrued payroll, benefits, commissions	$3,006	$3,088
Accrued accounts payable	2,940	3,694
Accrued interest	655	351
Due to AppliedTheory Estate	1,464	1,461
Accrued contract termination fees	848	2,096
Accrued lease exit costs	2,345	2,536
Accrued taxes	722	708
Accrued other	3,204	3,646

	$15,184	$17,580

9.	Debt

(a) Silicon Valley Bank Financing Arrangements

      On May 26, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement) with Silicon Valley Bank (SVB) whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one-year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants is being amortized into interest expense over the term of the Financing Agreement. At January 31, 2004, we had repaid all amounts borrowed under the Financing Agreement and reborrowed $12.0 million under the Loan Modification Agreement.

      On January 30, 2004, we entered into a Loan Modification Agreement with SVB. The agreement amended our accounts receivable financing agreement with SVB, among other things, to: (i) base future borrowings on monthly recurring revenue; (ii) increase the maximum borrowing level from $10.0 million to $12.8 million; and (iii) extend the term until January 29, 2006. On January 31, 2004, we had an outstanding balance under the amended agreement of approximately $12.0 million and repaid $5.0 million on February 2, 2004. If the Company fails to satisfy certain covenants by May 1, 2004, its borrowing arrangement with SVB will revert to being based on eligible accounts receivables as opposed to monthly recurring revenue.

      In connection with the amended agreement, we issued a warrant to SVB for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. We fair valued the warrant at $213,426 using the Black-Scholes option-pricing model. The value of the warrant is being amortized into interest expense over the term of the modified Financing Agreement. The warrant is exercisable at any time on or after September 1, 2004. Pursuant to the terms of a Registration Rights Agreement, dated as of January 30, 2004,

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we also granted certain registration rights to SVB with respect to the shares of common stock issuable upon exercise of the warrant.

(b)	Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2004. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2003. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At January 31, 2004, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables.

      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13 million.

(c)	Note Payable to AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into a long-term liability of $6.0 million (Estate Liability) due to the AppliedTheory Estate in June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At January 31, 2004, we had approximately $320,000 in accrued interest related to this note, which is reflected within accrued expenses on our consolidated balance sheet.

(d)	Notes Payable to the Interliant Estate

      As part of our acquisition of certain Interliant Assets, we entered into a promissory note with the Interliant Estate (Interliant Promissory Note) in the amount of $550,000, payable without interest on the earlier of (i) the 180th day following the Second Closing Date or (ii) the date Interliant estates make distributions to their general unsecured creditors. The Interliant Promissory Note is secured by the Interliant Notes. Pursuant to the terms of the Asset Purchase Agreement between Intrepid and Interliant, each party placed $300,000 in escrow as security for adjustments in the purchase price based upon changes in Interliant’s net worth at the time of the closing. The parties have a written agreement, subject to court approval, that will result in a $325,000 purchase price adjustment in favor of Intrepid. Intrepid’s $550,000 promissory note in favor of Interliant will be satisfied out of the net worth adjustment and the remaining balance of $225,000 will be paid from funds Intrepid placed in escrow.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Notes Payable to Landlord

      As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments with a due date of November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (First Lease Amendment) as well as common area maintenance and property taxes associated with the space.

      In addition, during the three months ended January 31, 2004, we paid $120,000 and we entered into a separate $150,000 note (Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a sub-leasing transaction involving a specific section of the 400 Minuteman location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments with a due date of March 1, 2007.

10.	Commitments and Contingencies

(a)	Leases

Abandoned Leased Facilities

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

      In October 2003, we abandoned administrative office space at 55 Francisco St., San Francisco, California and data center space and office space located at Westwood Center, Vienna, Virginia. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we have made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our current earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The amount is included in the caption “Impairment and restructuring” in the accompanying Consolidated Statements of Operations. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in January 2006 for San Francisco, California and July 2005 for Vienna, Virginia, respectively.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The impairment charge recorded in the three-month period ended January 31, 2004 of $946,000 resulted from changes in our estimates of approximately $676,000 related primarily to common area maintenance and property taxes included in the new note payable to the landlord as discussed in Note 9(e), of the administrative space at a leasing transaction of our 400 Minuteman Road facility and leasehold improvements of approximately $270,000 made to sublease a portion of the facility.

      Details of activity in the lease exit accrual for the period ended January 31, 2004 were as follows (in thousands):

	Balance at	Payments, less			Balance at
	October 31,	accretion			January 31,
	2003	of interest	Adjustments		2004

400 Minuteman Lease abandonment costs	$2,990	$(201)	$(1,522	)(1)	$1,267
La Jolla Lease abandonment costs	1,053	7	—		1,060
Chicago & Virginia Lease abandonment costs	1,409	(2)	—		1,407
Amsterdam Lease abandonment costs	166	(66)	—		100
Vienna Lease abandonment costs	644	(93)	—		551
55 Francisco Lease abandonment costs	456	1	—		457

	$6,718	$(354)	$(1,522)		$4,842

(1)	Certain costs previously accrued were formalized into a note payable to the landlord as discussed in Note 9(e).

      We are obligated under various capital and operating leases for facilities and equipment.

      Minimum annual rental commitments under operating leases and other commitments are as follows as of January 31, 2004 (in thousands):

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	5 Years

Short/Long-term debt	$24,173	$16,744	$744	$6,685	$—	—	—
Interest on debt	1,380	740	480	160	—	—	—
Capital leases	3,596	2,409	1,187	—	—	—	—
Operating leases	761	662	99	—	—	—	—
Bandwidth commitments	6,373	2,620	2,490	752	472	39	—
Maintenance for hardware/ software	1,019	1,019	—	—	—	—	—
Property leases	80,362	11,030	11,988	10,120	9,567	9,104	28,553

	$117,664	$35,224	$16,988	$17,717	$10,039	$9,143	$28,553

(b)	Legal Matters

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Between July and September 2002, the parties to the IPO Securities Litigation briefed motions to dismiss filed by the underwriter defendants and the issuer defendants, including NaviSite. On November 1, 2002, the Court held oral argument on the motions to dismiss. The plaintiffs have since agreed to dismiss the claims against Messrs. Rosen, Hale and Eisenberg without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims. By stipulation entered by the Court on November 18, 2002, Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice from the Class Action Litigation. On February 19, 2003, an opinion and order was issued on defendants’ motion to dismiss the IPO Securities Litigation, essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendants, including NaviSite.

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

      We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. We are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

Goldman Sachs Payment Demand

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3.0 million success fee in connection with the September 2002 acquisition by CBT of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

Lighthouse International

      On October 28, 2002, CBTM, one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1.9 million. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3.1 million in damages and $5.0 million in punitive relief.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to CBTM’s complaint, and the objections to Lighthouse’s motion filed by CBTM and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of CBTM assuming the AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Lighthouse’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to CBTM. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, the Bankruptcy Court would schedule an evidentiary hearing on the issues of due process and notice.

      As to the U.S. District Court matter, the exchange of written discovery is near completion, the majority of depositions of witnesses have been stayed pending completion of the Bankruptcy Court evidentiary hearing. Because of the continuing discovery, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

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

La Jolla Landlord

      On November 24, 2003, U.S. Property Fund GmbH & Co, the landlord for space leased by NaviSite in La Jolla, California, filed a breach of lease action against NaviSite. The landlord claims damages in excess of $2.0 million. On February 23, 2004, the landlord agreed to stay the litigation in exchange for NaviSite agreeing to make future rent payments in a timely manner and replenishing the letter of credit within 12 months.

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

      On February 5, 2003, we issued 231,039 shares of our common stock at a per share value of $1.60 in connection with the acquisition of Avasta (see Note 6). In September 2003, we issued 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the addition shares) for the attainment of certain revenue targets in conjunction with the Avasta acquisition.

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

      During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held on December 9, 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2.0 million of deferred compensation expense which will be amortized into compensation expense over the vesting period of the stock options. During the three months ended January 31, 2004, the Company reported compensation expense of approximately $218,000 for options which had vested during that period. The remaining unamortized compensation charge of $1.8 million is recorded as deferred compensation, which is a component of stockholders’ equity.

12.	Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For all periods subsequent to September 12, 2002, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

      The consolidated financial statements for the three and six-month period ended January 31, 2003, include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in us to CBT, the agreement between NaviSite and CMGI whereby CMGI provided certain services to us automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002, as we transitioned to service offerings from CBT and other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with CBT and other third-party suppliers for these services. We currently rent administrative facilities from CMGI at 800 Federal Street, Andover, Massachusetts.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan has a termination date of February 1, 2004 and bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice, but not such that the payment would be required before February 1, 2004. On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following January 16, 2004 to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13 million. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice, but not such that payment would be required before August 1, 2004. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At January 31, 2004 and July 31, 2003, we had $3.0 million outstanding under the Atlantic Loan and had approximately $500,000 available to us. This amount is shown as a current note payable to related party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan (see Note 9).

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

Overview

      We provide our services to customers typically pursuant to agreements with a term of one to three years and monthly payment installments. As a result, these agreements provide us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by renewals or terminations of agreements with existing customers.

      A large portion of the costs to operate our data centers, such as rent, product development and general and administrative expenses, does not depend strictly on the number of customers or the amount of services we provide. As we add new customers or new services to existing customers, we generally incur limited additional expenses relating to telecommunications, utilities, hardware and software costs, and payroll expenses. We have substantial capacity to add customers to our data centers. Our relatively fixed cost base, sufficient capacity for expansion and limited incremental variable costs provide us with the opportunity to grow profitably. However, these same fixed costs present us with the risk that we may incur losses if we are unable to generate sufficient revenue.

      In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly-owned subsidiary of our majority stockholder at the time of the acquisition), adding application management and development capabilities to our Managed Application Services; in February 2003, we acquired Avasta, adding capabilities to our Managed Application Services; in April 2003, we acquired Conxion, providing key services to our Managed Application Services and Managed Infrastructure Services; in May 2003, we acquired assets of Interliant, forming the core of our Managed Messaging Services; and in August 2003, we acquired assets of CBT (which was our majority stockholder at that time) related to colocation, bandwidth, security and disaster recovery services, enhancing our Managed Infrastructure Services. Prior to September 2002, substantially all of our services were managed application services, and we have added managed infrastructure and managed messaging services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.

      Our acquisitions of CBTM and assets of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT, CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion and selected assets of Interliant were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2003 from their respective dates of acquisition of February 5, 2003, April 2, 2003 and May 16, 2003.

      The audit report on our fiscal year 2003 consolidated financial statements from KPMG LLP, our independent auditors, contains an explanatory paragraph that states that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. During fiscal year 2003 and thereafter, we have undergone a significant transition, including all of the acquisitions that are described in our annual report on Form 10-K filed on October 22, 2003 and a balance sheet restructuring. Included in this transition was a complete turnover of our senior management team and our Board of Directors. While we cannot assure you that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company’s consolidated condensed statements of operations as a percentage of Total Revenue.

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenue:
Revenue	100%	100%	100%	96%
Revenue, related parties	0%	0%	0%	4%

Total revenue	100%	100%	100%	100%

Cost of revenue	75%	91%	76%	97%
Impairment and restructuring	0%	0%	1%	0%

Total cost of revenue	75%	91%	77%	97%

Gross profit	25%	9%	23%	3%

Operating expenses:
Product development	1%	1%	1%	1%
Selling and marketing	9%	5%	9%	7%
General and administrative	23%	27%	22%	25%
Impairment and restructuring	4%	12%	3%	7%

Total operating expenses	37%	45%	35%	40%

Loss from operations	(12)%	(36)%	(12)%	(37)%
Other income (expense):
Interest income	0%	1%	0%	1%
Interest expense	(3)%	(73)%	(3)%	(51)%
Other income (expense), net	0%	0%	0%	0%

Net loss	(15)%	(108)%	(15)%	(87)%

Revenue

      We derive our revenue primarily from outsourced managed hosting, co-location and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies. Revenue for the six-month period ended January 31, 2003 contains five months of revenue from CBTM and CBT.

      Total revenue for the three-month period ended January 31, 2004 increased 19% to approximately $22.3 million from approximately $18.8 million for the same period in fiscal year 2003. The overall growth in revenue of $3.5 million was mainly due to revenue resulting from our fiscal 2003 acquisitions, which contributed approximately $8.9 million in revenue during the quarter ended January 31, 2004. The increased revenue was partially offset by net lost customer revenue of $5.4 million.

      Total revenue for the six-month period ended January 31, 2004 increased 32% to approximately $45.8 million from approximately $34.6 million for the same period in fiscal year 2003. The overall growth in revenue of $11.2 million was mainly due to revenue resulting from our fiscal 2003 acquisitions, which contributed approximately $18.0 million in revenue during the six-month period ended January 31, 2004. The increased revenue was partially offset by net lost customer revenue of $6.8 million. Revenue from related parties principally consisted of sales of services to CMGI and its affiliates until September 11, 2002 when CMGI sold its equity and debt interests in NaviSite to CBT. The decrease of $1.3 million in related party revenue was primarily attributable to CMGI and its affiliates terminating their relationships with NaviSite upon the completion of their contracts although CMGI remains a third-party customer. We expect our second-half revenues for fiscal year 2004 to be flat to slightly lower than our first-half of fiscal year 2004.

Gross Profit

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Cost of revenue for the three-month period ended January 31, 2004 decreased 1% to approximately $16.8 million from approximately $17.0 million for the same period in fiscal year 2003. The decrease in the cost of revenue of $256,000 resulted primarily from a reduction in costs incurred to deliver the revenue for the period, such as bandwidth, equipment, facilities maintenance and depreciation, partially offset by an increase in hardware/ software maintenance and software licenses.

      Cost of revenue, net of impairment charges, for the six-month period ended January 31, 2004 increased 4% to approximately $34.7 million from approximately $33.5 million for the same period in fiscal year 2003. The increase in the cost of revenue, net of impairment, of $1.2 million resulted primarily from increases in rent, software licenses and utilities, offset by decreases in depreciation and amortization, bandwidth and severance.

      Gross profit, net of impairment, for the three-month period ended January 31, 2004 was 25% as compared to a gross profit of 9% for the same period in fiscal year 2003. This increase was mainly due to cost reductions relating to the integration of our acquisitions and the scaling of our fixed infrastructure costs over a larger revenue/ customer base.

      Gross profit, net of impairment, for the six-month period ended January 31, 2004 was 23% as compared to a gross profit of 3% for the same period in fiscal year 2003. This increase was mainly due to cost reductions relating to the integration of our acquisitions and the scaling of our fixed infrastructure costs over a larger revenue/ customer base. We expect our gross profit as a percentage of revenue to improve moderately during the second half of fiscal year 2004.

Operating Expenses

      Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 158% to approximately $312,000 for the three-month period ended January 31, 2004 from approximately $121,000 from the same period in fiscal year 2003. The increase in product development expenses of approximately $191,000 is primarily related to increased salary levels resulting from an increased headcount.

      Product development expenses increased 31% to approximately $660,000 for the six-month period ended January 31, 2004 from approximately $503,000 from the same period in fiscal year 2003. The increase in product development expenses of approximately $157,000, is primarily related to increased salary levels resulting from an increased headcount. We expect product development expenses to remain constant as a percentage of revenue during the second half of fiscal year 2004.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. Selling and marketing expense increased 83% for the three-month period ended January 31,

2004 to approximately $1.9 million from approximately $1.0 million for the same period in fiscal year 2003. The increase of approximately $861,000 resulted primarily from increased salary levels resulting from an increased headcount and increases in marketing program expenses.

      Selling and marketing expense increased 66% for the six-month period ended January 31, 2004 to approximately $3.9 million from approximately $2.3 million for the same period in fiscal year 2003. The increase of approximately $1.6 million resulted primarily from increased salary levels resulting from an increased headcount and increases in marketing program expenses. We expect selling and marketing expenses to slightly increase as a percentage of revenue during the second half of fiscal year 2004 as we hire additional sales resources.

      General and Administrative. General and administrative expenses include the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Excluding the impairment charge, general and administrative expenses increased 5% to approximately $5.3 million for the three-month period ended January 31, 2004 from approximately $5.0 million for the same period in fiscal year 2003. The increase of approximately $269,000 was mainly the result of increased salary levels resulting from an increased headcount, increases in utilities and depreciation offset by reductions in legal and accounting fees, rent, and outside consultants.

      Excluding the impairment charge, general and administrative expenses increased 18% to approximately $10.2 million for the six-month period ended January 31, 2004 from approximately $8.7 million for the same period in fiscal year 2003. The increase of approximately $1.6 million was mainly the result of increased salary levels resulting from an increased headcount, increased rent, depreciation, legal and accounting fees, bad debt, utilities and insurance. Also included in the six-month period ended January 31, 2003 are intercompany charges from CMGI for facilities and shared back office and business development support. These costs were eliminated upon the termination of the Facilities and Administrative Agreement between CMGI and us in September 2002. We expect general and administrative expenses to remain constant as a percentage of revenue during the second half of fiscal year 2004.

Impairment, Restructuring and Other

      Costs associated with impairment, restructuring and abandonment of lease facilities were approximately $946,000 for the three-month period ended January 31, 2004. Approximately $676,000 of the impairment cost resulted from changes in our estimates related to the leasing of the administrative space in our 400 Minuteman Road facility and related common area maintenance and property tax charges included in the new note payable to the landlord, as discussed in Note 9(e) and approximately $270,000 of impairment cost resulting from leasehold improvements made to lease a portion of the facility.

      The additional impairment charges recorded in the six month period ended January 31, 2004 were due primarily to the abandonment of data center space at our Vienna, Virginia facility, recorded as an increase to cost of sales and the abandonment of administrative space at our 55 Francisco Street, San Francisco, California office recorded as an increase to general and administrative expense. For our impairment costs, we recorded a charge equal to the amount of rent and other direct costs for the period and time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent assumed to be paid to us by a subtenant under a sublease over the remainder of the lease term.

Interest Income

      Interest income decreased 84% to approximately $33,000 for the three-month period ended January 31, 2004 from approximately $211,000 for the same period in fiscal year 2003. The decrease is due primarily to lower cash balances during the three-month period ended January 31, 2004 as compared to the same period in fiscal year 2003 and the elimination of interest income from direct financing leases with our customers in fiscal year 2004.

      Interest income decreased 81% to approximately $97,000 for the six-month period ended January 31, 2004 from approximately $516,000 for the same period in fiscal year 2003. The decrease is due primarily to lower cash balances during the six-month period ended January 31, 2004 as compared to the same period in fiscal year 2003 and the elimination of interest income from direct financing leases with our customers in fiscal year 2004.

Interest Expense

      Interest expense decreased 95% to approximately $670,000 for the three-month period ended January 31, 2004 from $13.8 million for the same period in fiscal year 2003. The decrease is due primarily to the reduction of the expense related to the beneficial conversion feature and interest on our convertible debt, which was fully converted in fiscal year 2003.

      Interest expense decreased 93% to approximately $1.3 million for the six-month period ended January 31, 2004 from $17.7 million for the same period in fiscal year 2003. The decrease is due primarily to the reduction of the expense related to the beneficial conversion feature and interest on our convertible debt, which was fully converted in fiscal year 2003.

Critical Accounting Policies

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

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

Liquidity and Capital Resources

      Our cash and cash equivalents increased to approximately $7.7 million at January 31, 2004 from approximately $3.9 million at July 31, 2003. Net cash used by operating activities was approximately $226,000 for the six month period ended January 31, 2004, resulting primarily from our net loss, decreases in other long-term liabilities, accrued expenses and deferred revenue and increases in accounts receivable and prepaid expenses and other current assets, offset by depreciation and amortization, impairment charges, a decrease in accounts payable and non-cash interest and compensation charges. Net cash provided by investing activities was approximately $260,000 for the six-month period ended January 31, 2004, resulting primarily from reductions of restricted cash offset by the purchase of property and equipment. Net cash provided by financing activities was approximately $3.8 million for the six month period ended January 31, 2004, resulting primarily from borrowings from our modified accounts receivable financing line partially offset by repayment of the prior accounts receivable financing line and the repayment of capital lease obligations.

      At January 31, 2004, we had a working capital deficit of $14.7 million, an accumulated deficit of $425 million, and have reported losses from operations since incorporation. We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the changes in 2003 to our Board of Directors and senior management and bringing costs more in line with projected revenues. On January 22, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. We believe that that offering will allow us to raise the necessary funds to meet our anticipated needs for working capital and capital equipment for at least 12 months following the proposed offering. In the event we are unable to complete the proposed offering, we will need to find alternative sources of financing in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we may need to raise additional debt or equity capital.

      During fiscal 2003, we acquired four companies, downsized our workforce and restructured our business and balance sheet to improve operating cash flow. We plan to continue to look for efficiencies and redundancies to maximize our cash flow. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such cash flow estimates. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay.

Certain Risk Factors That May Affect Future Results

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

Contractual Obligations and Commercial Commitments

      In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. Future payments required under these obligations are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short/Long-term debt	$24,173	$16,744	$7,429	$—	$—
Interest on debt	1,380	740	640	—	—
Capital leases	3,596	2,409	1,187	—	—
Operating leases	761	662	99	—	—
Bandwidth commitments	6,373	2,620	3,242	511	—
Maintenance for hardware/ software	1,019	1,019	—	—	—
Property leases	80,362	11,030	22,108	18,671	28,553

	$117,664	$35,224	$34,705	$19,182	$28,553

Risks Relating to Our Business

We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern.

      We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of January 31, 2004, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $425 million. During the fiscal quarter ended January 31, 2004, we had a net loss of approximately $3.4 million. The audit report from KPMG LLP, our independent auditors, relating to our fiscal year 2003 financial statements contains an explanatory paragraph that states that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

If our available cash is not sufficient to fund our needs, we may need to obtain additional financing, which may not be available on favorable terms, or at all.

      As of January 31, 2004, we had approximately $7.7 million of cash and cash equivalents and a working capital deficit of approximately $14.7 million.

      Our projections for cash usage are based on a number of assumptions, including:

•	our ability to retain customers in light of market uncertainties and our uncertain future;

•	our ability to collect accounts receivables in a timely manner;

•	our ability to effectively integrate recent acquisitions and realize forecasted cash savings; and

•	our ability to achieve other expected cash expense reductions.

Further, our projected use of cash and business results could be affected by continued market uncertainties, including delays or restrictions in information technology spending by customers or potential customers and any merger or acquisition activity.

      In recent years, we have generally financed our operations with proceeds from selling shares of our stock and borrowing funds. There can be no assurance that additional financing will be available on favorable terms, or at all. In addition, even if we find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we are required to raise money in the future and we experience difficulties doing so, our business and liquidity will be materially adversely affected.

Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.

      As of February 2, 2004, we owed Silicon Valley Bank approximately $7.0 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

•	create or incur indebtedness;

•	sell, or permit any lien or security interest in, any of our assets;

•	enter into or permit any material transaction with any of our affiliates;

•	merge or consolidate with any other party, or acquire all or substantially all of the capital stock or property of another party, unless, among other things, the other party is in the same, or a similar line of business as us;

•	relocate our principal executive office or add any new offices or business locations;

•	change our state of formation;

•	change our legal name;

•	make investments;

•	pay dividends or make any distribution or payment or redeem, retire or purchase our capital stock; and

•	make or permit any payment on subordinated debt or amend any provision in any document relating to any subordinated debt.

Further, the accounts receivable financing agreement requires that we maintain EBITDA of at least $1.00 for the quarter ended October 31, 2003 and for each subsequent quarter. The agreement defines EBITDA as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles and excluding acquisition-related costs and one-time extraordinary charges.

      If we breach our accounts receivable financing agreement with Silicon Valley Bank, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank and all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business.

Our limited operating history with our current operating structure makes it difficult for us and our investors to evaluate our past performance and future prospects.

      We have completed a number of acquisitions since December 2002. Until a significant period of time elapses, it will be difficult to determine if we correctly valued these acquired businesses or adequately anticipated all of the demands that our growth will impose on our personnel, procedures and structures, including our financing and reporting control systems and management structure. Our limited operating history with our current structure makes it very difficult for you and us to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to meet our operating expenses, and achieve and sustain profitability.

A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.

      The New York State Department of Labor represented approximately 21% of our consolidated revenue for the fiscal year ended July 31, 2003 and 13% for the fiscal quarter ended January 31, 2004. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor, and its funding allowance, expires in June 2005. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

Atlantic Investors may have interests that conflict with the interests of our other stockholders and as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.

      Atlantic Investors owns approximately 72% of our outstanding capital stock as of February 20, 2004. Following completion of the public offering of up to 7,300,000 shares of our common stock and 700,000 shares of common stock offered by selling stockholders, Atlantic Investors will own approximately 55% of our outstanding capital stock. In addition, Atlantic Investors holds a note in the principal amount of $3.0 million due upon the earlier to occur of August 1, 2004, and five business days after our receipt of gross proceeds from a financing or a sale of assets of at least $13 million. Atlantic Investors, prior to and after the offering, has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

Members of our management group also have significant interests in Atlantic Investors, which may create conflicts of interest.

      Some of the members of our management group also serve as members of the management group of Atlantic Investors and its affiliates. Specifically, Andrew Ruhan, our Chairman of the Board, holds a 10% equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic Investors. Arthur Becker, our President and Chief Executive Officer, is the managing member of Madison Technology LLC, a managing member of Atlantic Investors. As a result, these NaviSite officers and directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our officers or directors that conflict with their fiduciary obligations to Atlantic Investors, which in turn may have interests that conflict with the interests of our other stockholders.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.

      Since December 2002, we have acquired ClearBlue Technologies Management, Inc., or CBTM, Avasta, Conxion, selected assets of Interliant and all of the shares of six wholly-owned subsidiaries of ClearBlue Technologies, Inc., or CBT, and assumed the revenues and expenses of four additional wholly-owned subsidiaries of CBT as of the date of acquisition. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	changes in management and key personnel of acquired businesses may harm relationships with the acquired businesses’ customers, suppliers and employees;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

      As a result of these problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation and cause demand for our services to decline.

      Our agreements with customers require us to meet specified service levels for the services we provide. In addition, our customers may have additional expectations about our services. Any failure to meet customers’ specifications or expectations could result in:

•	delayed or lost revenue;

•	requirements to provide additional services to a customer at reduced charges or no charge;

•	negative publicity about us, which could adversely affect our ability to attract or retain customers; and

•	claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms of our engagement.

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new infrastructure systems and applications or if new infrastructure systems and applications deployed by us prove to be unreliable, defective or incompatible.

      We may experience difficulties that could delay or prevent the successful development, introduction or marketing of hosting and application management services in the future. If any newly introduced infrastructure systems and applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be significantly reduced. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new infrastructure systems and applications or enhancements of existing applications, our ability to successfully market our services could be substantially limited.

Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.

      Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and infrastructure systems and applications. We utilize our direct private transit Internet connections to major network providers, such as Level 3, Internap, WilTel and XO Communications, as a means of avoiding congestion and resulting performance degradation at public Internet exchange points.

We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively. If our private transit Internet connections are interrupted or degraded, we may face claims by, or lose, customers, and our reputation in the industry may be harmed, which may cause demand for our services to decline.

If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.

      We believe that to penetrate the market for hosting and application management services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft, Micromuse and Oracle. The loss of our ability to continually obtain and utilize any of these applications could substantially weaken our ability to provide services to our customers or require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses.

      To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week without interruption. We must, therefore, protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

•	require us to spend substantial amounts of money to replace equipment or facilities;

•	entitle customers to claim service credits or seek damages for losses under our service level guarantees;

•	cause customers to seek alternate providers; or

•	impede our ability to attract new customers, retain current customers or enter into additional strategic relationships.

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers.

      Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems and F5 Networks. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

Our decision to discontinue our practice of obtaining equipment under leases and subsequently renting the equipment to our customers may cause us to lose customers.

      We have discontinued our general practice of purchasing or leasing equipment and subsequently renting the equipment to our customers, although we continue to do so in limited circumstances. New customers and current customers seeking to renew their agreements will have to obtain equipment directly from equipment vendors. We may not be successful in attracting new customers who prefer to obtain equipment from their service providers. Current customers may seek a hosting provider who would also rent equipment directly to them to satisfy their equipment needs and may not renew their agreements with us. If we are unable to keep our current customers and attract new customers due to our discontinuation of leasing equipment, our business, financial condition and results of operations could be materially adversely affected.

We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems.

      A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by such interruptions or breaches. Further, we expect to continue to invest in and expend additional financial resources to equip our data centers with enhanced security measures. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time-consuming litigation.

      We license or lease most technologies used in the infrastructure systems and application services that we offer. Our technology suppliers may become subject to third-party infringement or other claims and assertions, which could result in their inability or unwillingness to continue to license their technologies to us. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, the loss of customers or costly and time-consuming litigation.

We may be subject to legal claims in connection with the information disseminated through our network, which could divert management’s attention and require us to expend significant financial resources.

      We may face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our current or future customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to statutory liability as well as complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy or to continue to provide services and technical support to our customers could be adversely affected and we may not be successful in attracting new customers.

      We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations, including adversely affecting the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past 18 months, we have had significant reductions-in-force due to redundancies and restructurings resulting from the consolidation of our acquired companies. We have also had a number of departures of several members of senior management due primarily to the change of control of NaviSite on September 11, 2002. In the event future reductions or departures of employees occur, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

The unpredictability of our quarterly results may cause the trading price of our common stock to fluctuate or decline.

      Our quarterly operating results may vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

•	reduction of market demand and/or acceptance of our services;

•	oversupply of data center space in the industry;

•	our ability to develop, market and introduce new services on a timely basis;

•	the length of the sales cycle for our services;

•	the timing and size of sales of our services, which depends on the budgets of our customers;

•	downward price adjustments by our competitors;

•	changes in the mix of services provided by our competitors;

•	technical difficulties or system downtime affecting the Internet or our hosting operations;

•	our ability to meet any increased technological demands of our customers; and

•	the amount and timing of costs related to our marketing efforts and service introductions.

      Due to the above factors, we believe that quarter-to-quarter or period-to-period comparisons of our operating results may not be a good indicator of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of stockholders or securities analysts. In this event, the trading price of our common stock would likely fall.

Our common stock could be delisted from Nasdaq if we are unable to comply with Nasdaq’s continued listing requirements.

      Our common stock currently trades on the Nasdaq SmallCap Market. We have applied for quotation of our common stock on the Nasdaq National Market under the same trading symbol. If our common stock commences trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market, and we cannot be sure that we will be able to maintain compliance with such requirements. A delisting of our common stock from the Nasdaq National Market or the Nasdaq SmallCap Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.

The price of our common stock has been volatile, and may continue to experience wide fluctuations.

      Since January 2003, our common stock has closed as low as $1.02 per share and as high as $9.97 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. In addition, in recent years, the stock market has also experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing technology-related products and services. The volatility in the stock market often has been unrelated to the operating performance of particular companies. Fluctuations in the market price of our common stock may cause you to lose some or all of your investment.

A large number of shares may be sold in the market following the closing of our proposed public offering, which may depress the market price of our common stock.

      In recent years, our common stock has had limited trading activity. We cannot predict the extent to which investor interest in our stock will lead to the development of a more active trading market, how liquid that market might become or whether it will be sustained. As a result, sales of a substantial number of shares of our common stock in the public market following the closing of our proposed public offering, or the perception that such sales could occur, could cause the price of our common stock to decline. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities law and under lock-up agreements that the members of our Board of Directors, our executive officers and some of our stockholders have entered into with the underwriters in connection with the proposed public offering. Those lock-up agreements restrict holders of approximately 22,350,362 shares of our common stock from selling, pledging or otherwise disposing of their shares for a period of 90 days after the date of the prospectus relating to our proposed public offering without the prior written consent of Thomas Weisel Partners LLC. However, Thomas Weisel Partners LLC may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements at any time. Upon the expiration of the lock-up agreements, approximately 20,144,612 shares of our common stock previously covered by the lock-up agreements will be eligible for sale into the public market under Rule 144 of the Securities Act.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.

      Provisions in our certificate of incorporation and our by-laws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our Board of Directors. These provisions:

•	authorize the board to issue preferred stock without stockholder approval;

•	prohibit cumulative voting in the election of directors;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for the election of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Risks Related to Our Industry

If the markets for outsourced information technology infrastructure and applications, Internet commerce and communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.

      The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers is developing, and the market for the purchase of products and services over the Internet is still relatively new and emerging. Our industry has experienced periods of rapid growth, followed by a sharp decline in demand for products and services, which related to the failure in the last few years of many companies focused on developing Internet-related businesses. If acceptance and growth of the Internet as a medium for commerce and communication declines, our business strategy and objectives may fail because there may not be sufficient market demand for our hosting and application management services.

If we do not respond to rapid changes in the technology sector, we will lose customers.

      The markets for the technology-related services we offer are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. We may not be able to adequately adapt our services or to acquire new services that can compete successfully. In addition, we may not be able to establish and maintain effective distribution channels. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

The market in which we operate is highly competitive and is likely to consolidate, and we may lack the financial and other resources, expertise or capability needed to capture increased market share or maintain market share.

      We compete in the hosting and application management services market. This market is rapidly evolving, highly competitive and likely to be characterized by over-capacity and industry consolidation. Our competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with us. Many participants in this market have suffered significantly in the last several years. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the hosting and application management services market.

      Further, our business is not as developed as that of many of our competitors. Many of our competitors have substantially greater financial, technical and market resources, greater name recognition and more established relationships in the industry. Many of our competitors may be able to:

•	develop and expand their network infrastructure and service offerings more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisitions and other opportunities more readily; or

•	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

We may lack the financial and other resources, expertise or capability needed to maintain or capture increased market share in this environment in the future. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the hosting and application management services market.

The emergence and growth of a market for our hosting and managed application services will be impaired if third parties do not continue to develop and improve Internet infrastructure.

      The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet. Any perceived degradation in the performance of the Internet as a means to transact business and communicate could undermine the benefits and market acceptance of our services. Consequently, the market for our services will be impaired if improvements are not made to the entire Internet infrastructure to alleviate overloading and congestion.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

      We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 7% of our total revenues during the second quarter of fiscal year 2004. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks such as political and economic instability and the possibility of hostilities among countries;

•	reduced protection of intellectual property rights;

•	fluctuations in currency exchange rates;

•	ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations;

•	employment laws and practices in foreign countries; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

Any one or more of these factors could adversely affect our contemplated future international operations and consequently, our business.

We may become subject to burdensome government regulation and legal uncertainties that could substantially harm our business or expose us to unanticipated liabilities.

      It is likely that laws and regulations directly applicable to the Internet or to hosting and managed application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and hosting and managed application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and elsewhere and facilitate the activities of our customers in such jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property in those states.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We do not enter into financial instruments for trading purposes. We do not use derivative financial instruments or derivative commodity instruments in our investment portfolio or enter into hedging transactions. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to the Company. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

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

      Between July and September 2002, the parties to the IPO Securities Litigation briefed motions to dismiss filed by the underwriter defendants and the issuer defendants, including NaviSite. On November 1, 2002, the Court held oral argument on the motions to dismiss. The plaintiffs have since agreed to dismiss the claims against Messrs. Rosen, Hale and Eisenberg without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims. By stipulation entered by the Court on November 18, 2002, Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice from the Class Action Litigation. On February 19, 2003, an opinion and order was issued on defendants’ motion to dismiss the IPO Securities Litigation, essentially denying the motions to dismiss of all 55 underwriter defendants and of 185 of the 301 issuer defendants, including NaviSite.

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

      We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. We are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

Goldman Sachs Payment Demand

      In March 2001, we engaged Goldman Sachs & Co. to serve as our financial advisor in connection with the possible sale of all or a portion of NaviSite. On September 17, 2002, Goldman made a written demand for payment of a $3.0 million success fee in connection with the September 2002 acquisition by CBT of the stock and convertible debt of NaviSite from CMGI and Hewlett-Packard Financial Services Company. We have rejected Goldman’s demands, as we believe they are without merit. No legal actions have been filed concerning the Goldman claim. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

Lighthouse International

      On October 28, 2002, CBTM, one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of $1.9 million. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming $3.1 million in damages and $5.0 million in punitive relief.

      On June 17, 2003, the U.S. Bankruptcy Court for the Southern District of New York heard oral argument on Lighthouse’s Motion for an Order Compelling the Debtor (AppliedTheory) to Assume or Reject an Agreement, filed in response to CBTM’s complaint, and the objections to Lighthouse’s motion filed by CBTM and AppliedTheory. Lighthouse made this motion on the basis that it never received notice of CBTM assuming the AppliedTheory contract for the LighthouseLink Web site. The Bankruptcy Court declined to grant Lighthouse’s motion, and instead ordered that an evidentiary hearing be conducted to determine whether Lighthouse received appropriate notice of the proposed assignment of the contract by AppliedTheory to CBTM. The Bankruptcy Court ordered that the parties first conduct discovery, and upon completion of discovery, the Bankruptcy Court would schedule an evidentiary hearing on the issues of due process and notice.

      As to the U.S. District Court matter, the exchange of written discovery is near completion, the majority of depositions of witnesses have been stayed pending completion of the Bankruptcy Court evidentiary hearing. Because of the continuing discovery, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

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

La Jolla Landlord

      On November 24, 2003, U.S. Property Fund GmbH & Co, the landlord for space leased by NaviSite in La Jolla, California, filed a breach of lease action against NaviSite. The landlord claims damages in excess of $2.0 million. On February 23, 2004, the landlord agreed to stay the litigation in exchange for NaviSite agreeing to make future rent payments in a timely manner and replenishing the letter of credit within 12 months.

Item 2.	Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      On January 30, 2004, in connection with the First Loan Modification Agreement entered into by and among the Company, certain subsidiaries of the Company and Silicon Valley Bank, we issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of our common stock at an exercise price of $5.75 per share. The warrant is exercisable at any time after September 1, 2004 and expires on September 1, 2011, and contains a net issuance feature.

      The warrant was issued in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, relative to sales by an issuer not involving a public offering. No underwriters were involved in the issuance of the warrant.

Item 4.	Submission of Matters to a Vote of Security Holders.

      At the 2003 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on December 9, 2003, the following matters were acted upon by the stockholders of the Company:

1. The election of six members of the board of directors of the Company to service for a one-year term;

2. Approval of the Company’s Amended and Restated 2003 Stock Incentive Plan (the “Plan”); and

3. Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the current fiscal year.

      The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 29, 2003 was 24,691,476. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes	Votes	Votes		Broker
	For	Withheld	Against	Abstentions	Non-Votes

1. Election of six members of the board of directors:
Andrew Ruhan	23,695,733	37,017	N/A	N/A	N/A
Arthur P. Becker	23,696,411	36,339	N/A	N/A	N/A
Gabriel Ruhan	23,695,858	36,892	N/A	N/A	N/A
James H. Dennedy	23,714,014	18,736	N/A	N/A	N/A
Larry W. Schwartz	23,714,040	18,710	N/A	N/A	N/A
Thomas R. Evans	23,714,040	18,710	N/A	N/A	N/A
2. Approval of the Plan	22,584,877	N/A	55,274	3,017	N/A
3. Ratification of Independent Auditors	23,728,913	N/A	2,170	1,667	N/A

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

      (b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

December 15, 2003*	Item 12	On December 16, 2003, the Company furnished a copy of the Company’s earnings release for its fiscal quarter ended October 31, 2003. Unaudited consolidated financial statements for such period were furnished with such report.
January 23, 2004	Items 5, 7	On January 22, 2004, the Company filed a Current Report on Form 8-K to report that it filed a Registration Statement on Form S-2 with the Securities and Exchange Commission.
The following audited financial statements were filed with the report:
• Consolidated Balance Sheets as of July 31, 2003 and 2002;
• Consolidated Statements of Operations for the years ended July 31, 2003, 2002 and 2001; and
• Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended July 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001.
The following unaudited financial statements were filed with the report:
• Consolidated Balance Sheets as of October 31, 2003 and July 31, 2003;
• Consolidated Statements of Operations for the three months ended October 31, 2003 and 2002; and
• Consolidated Statements of Cash Flows for the three months ended October 31, 2003 and 2002.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

* * *

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVISITE, INC.

Date: March 16, 2004	By: /s/ JAMES W. PLUNTZE James W. Pluntze Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Amendment No. 1 to Professional Services Agreement, dated as of May 2, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.2	Amendment No. 2 to Professional Services Agreement, dated as of October 5, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated herein by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.3	Amendment No. 3 to Professional Services Agreement, dated as of July 24, 2002, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.4	Amendment No. 4 to Professional Services Agreement, dated as of November 12, 2002, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated herein by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.5	Amendment No. 5 to Professional Services Agreement, dated as of March 25, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.6	Amendment No. 7 to Professional Services Agreement, dated as of January 5, 2004, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation).
10.7	Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.8	Negotiable Promissory Note dated December 1, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.9	Negotiable Promissory Note dated December 23, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.10	Letter, dated as of January 16, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.11	Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated herein by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.12	Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-2 (File No. 333-112087).
10.13	Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form S-2/A (File No. 333-112087).
10.14	Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to the Registrant’s Definitive Schedule 14A filed November 12, 2003 (File No. 000-27597).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item	Description

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.