Form 10-Q
period 2004-04-30
NAVISITE INC
filed 2004-06-14
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27597

NaviSite, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (Zip Code)

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

      As of June 10, 2004, there were 27,844,311 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

INDEX

Report on Form 10-Q for the Quarter Ended April 30, 2004

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,630	$3,862
Accounts receivable, less allowance for doubtful accounts of $2,307 and $2,030 at April 30, 2004 and July 31, 2003, respectively	13,583	14,741
Due from related party	12	—
Prepaid expenses and other current assets	4,224	4,011

Total current assets	25,449	22,614
Property and equipment, net	15,388	22,165
Customer lists, less accumulated amortization of $6,696 and $3,724 at April 30, 2004 and July 31, 2003, respectively	10,279	12,052
Goodwill	3,206	3,206
Other assets	5,913	6,280
Restricted cash	1,253	3,054

Total assets	$61,488	$69,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts receivable financing line, net	$15,786	$6,358
Notes payable, current portion	1,048	1,211
Capital lease obligations, current portion	2,418	3,268
Note payable to related party, current portion	3,000	3,000
Accounts payable	3,856	4,371
Accrued expenses	13,628	17,580
Deferred revenue	2,196	2,993
Customer deposits	135	134

Total current liabilities	42,067	38,915
Capital lease obligations, less current portion	830	1,907
Accrued lease abandonment, less current portion	1,782	3,476
Note to AppliedTheory Estate	6,000	6,000
Note payable	1,352	—
Other long-term liabilities	737	2,194

Total liabilities	52,768	52,492

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized: 5,000 shares; Issued and outstanding: no shares at April 30, 2004 and July 31, 2003	—	—
Common stock, $0.01 par value; Authorized: 395,000 shares; Issued and outstanding: 24,829 and 23,412 at April 30, 2004 and July 31, 2003, respectively	249	235
Deferred compensation	(1,699)	—
Accumulated other comprehensive income (loss)	9	(16)
Additional paid-in capital	438,482	432,399
Accumulated deficit	(428,321)	(415,739)

Total stockholders’ equity	8,720	16,879

Total liabilities and stockholders’ equity	$61,488	$69,371

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)

	(In thousands, except per share data)
Revenue	$20,173	$19,620	$65,975	$52,942
Revenue, related parties	12	—	12	1,310

Total revenue	20,185	19,620	65,987	54,252

Cost of revenue	14,217	17,312	48,899	50,821
Impairment, restructuring and other	—	—	633	—

Total cost of revenue	14,217	17,312	49,532	50,821

Gross profit	5,968	2,308	16,455	3,431

Operating expenses:
Product development	230	121	890	624
Selling and marketing	1,848	1,429	5,724	3,759
General and administrative	6,097	5,023	16,342	13,718
Impairment, restructuring and other	206	3,819	1,608	6,274

Total operating expenses	8,381	10,392	24,564	24,375

Loss from operations	(2,413)	(8,084)	(8,109)	(20,944)
Other income (expense):
Interest income	18	169	115	685
Interest expense	(656)	(2,470)	(1,935)	(20,170)
Other income (expense), net	25	(919)	111	(1,111)

Loss before income tax expense	(3,026)	(11,304)	(9,818)	(41,540)
Income tax expense	—	—	—	—

Net loss	$(3,026)	$(11,304)	$(9,818)	$(41,540)

Basic and diluted net loss per common share	$(0.12)	$(0.88)	$(0.40)	$(4.33)

Basic and diluted weighted average number of common shares outstanding	24,809	12,845	24,685	9,587

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30,

	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(9,818)	$(41,540)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,522	10,119
Amortization of beneficial conversion feature to interest expense	—	15,173
Interest on debt paid in stock	—	2,098
Amortization of warrants	304	—
Non-cash stock compensation	287	—
Impairment of leased facilities	1,941	—
Impairment on long-lived assets	300	(71)
Impairment of assets held for sale	—	1,042
Impairment of goodwill and intangibles	—	6,127
Loss on disposal of assets	26	250
Provision for doubtful accounts	1,902	753
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(877)	521
Due from related parties	(12)	(3,533)
Prepaid expenses and other current assets, net	(220)	808
Other assets	796	791
Accounts payable	(515)	(1,211)
Customer deposits	1	(11)
Accrued expenses and deferred revenue	(4,920)	(635)
Other long-term liabilities	(1,456)	217

Net cash used for operating activities	(2,739)	(9,102)

Cash flows from investing activities:
Purchase of property and equipment	(1,800)	(579)
Purchase of debt securities	—	(1,963)
Cash acquired, net of cash paid for businesses	—	3,759
Loans to related parties	—	(1,396)
Proceeds from the sale of equipment	67	395

Net cash (used for) provided by investing activities	(1,733)	216

Cash flows from financing activities:
Decrease in restricted cash	1,677	594
Proceeds from exercise of stock options	350	—
Proceeds from sale-leaseback	120	—
Net proceeds from modified accounts receivable line	16,000	—
Proceeds from note payable	450	—
Repayment of note payable	(1,581)	—
Borrowing under note to affiliate	—	5,600
Net repayment under former accounts receivable line	(6,874)	—
Payments under note to affiliates	(30)	(2,600)
Debt repayment to AppliedTheory Estate	—	(6,100)
Payment of capital lease obligations	(1,872)	(3,104)

Net cash provided by (used for) financing activities	8,240	(5,610)

Net increase (decrease) in cash	3,768	(14,496)
Cash and cash equivalents, beginning of period	3,862	21,842

Cash and cash equivalents, end of period	$7,630	$7,346

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,044	$1,657
Acquisitions of businesses:
Assets acquired	—	$12,122
Liabilities assumed	—	(7,993)
Common stock issued	—	(370)

Cash acquired, net of cash paid for businesses	—	$3,759

See accompanying notes to interim consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

      NaviSite, Inc. provides a broad range of outsourced hosting and managed application services for middle-market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. Our service offerings allow our customers to outsource the hosting and management of their information technology infrastructure and applications, such as commerce systems, enterprise software applications and email. Substantially all of our revenue is generated from customers in the United States.

2.	Significant Accounting Policies

(a)	Basis of Presentation

      The accompanying interim consolidated financial statements have been prepared by NaviSite, Inc. (NaviSite, we, us or our) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K and our Registration Statement on Form S-2/A which were filed with the Securities and Exchange Commission on October 22, 2003 and April 14, 2004, respectively.

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

      The preparation of these interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

One-for-fifteen Reverse Stock Split

      On December 12, 2002, our board of directors, pursuant to authority previously granted by our stockholders at the annual meeting on December 19, 2001, approved a reverse stock split of our common stock at a ratio of one-for-fifteen (1:15) effective January 7, 2003. All per share amounts and number of shares outstanding have been restated to give effect to the reverse stock split.

Impact of Acquisitions

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. (CBT) pursuant to a Stock and Asset Acquisition Agreement (the CBT Agreement). We acquired all outstanding shares of six (6) wholly owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna. In addition, we assumed the revenue and expense, as of the date of acquisition, of four (4) additional wholly owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara (collectively the “Four Subsidiaries” or the “Deferred Entities”). Ownership of these subsidiaries was to be automatically transferred, under certain conditions, to NaviSite for no additional consideration in February 2004 (the CBT Agreement was amended in February 2004, as described below). The operational results of

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Four Subsidiaries have been included herein since NaviSite exercised effective control over these subsidiaries as of August 8, 2003.

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include CBT’s financial results beginning on September 11, 2002, the date on which CBT acquired the controlling interest in NaviSite, after the elimination of intercompany balances. See Note 6 for further discussion of our fiscal year 2003 and 2004 acquisitions.

      On February 6, 2004, we entered into an amendment to the CBT Agreement (the “Amendment”) by and among NaviSite, CBT and certain of CBT’s wholly owned subsidiaries. The Amendment amended the CBT Agreement dated August 8, 2003 to extend the date by which we are able to cause the transfer to us of the Deferred Entities, from February 8, 2004 to anytime on or prior to August 8, 2005 (the “Transfer Date”), under certain conditions and for no additional consideration. In consideration for such Amendment, we agreed to operate and manage the Deferred Entities in a manner consistent with the CBT Agreement.

      On March 12, 2004, we had initially rejected the Santa Clara data center subsidiary, pursuant to our right under the acquisition agreement; however, on April 12, 2004, prior to the expiration of the thirty-day notification period, we revoked this rejection. On April 14, 2004, pursuant to the Amendment, NaviSite exercised its right to acquire from CBT all of the outstanding shares of the Deferred Entities, for no additional consideration. We will continue to consolidate, as part of our consolidated financial statements, the results of each of these four subsidiaries.

(b)	Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/Oakbrook, Inc., and ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/ Dallas, Inc., ClearBlue Technologies/ Santa Clara, Inc. and ClearBlue Technologies/San Francisco, Inc. after elimination of all significant intercompany balances and transactions.

(c)	Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets and the collectability of receivables.

(d)	Cash and Cash Equivalents and Restricted Cash

      Cash equivalents consist of a money market fund, which invests in high quality short-term debt obligations, including commercial paper, asset-backed commercial paper, corporate bonds, U.S. government agency obligations, taxable municipal securities, and repurchase agreements. The Company had restricted cash of $1.3 million and $3.1 million at April 30, 2004 and July 31, 2003, respectively, which represents a cash collateral requirement for standby letters of credit associated with several of the Company’s facility and

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment leases. Restricted cash declined by $1.8 million during the nine months ended April 30, 2004, as the result of letters of credit that have expired, been drawn down or canceled due to lease modifications.

(e)	Revenue Recognition

      Revenue consists of monthly fees for Web site and Internet application management, application rentals, hosting, co-location, and professional services. Revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on a time-and-material basis as the services are performed or under the percentage of completion method for revenue relating to fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. Revenue and profits on long-term Internet solutions contracts, which represent approximately 2% of total revenue for the three and nine-month periods ended April 30, 2004, performed over extended periods are recognized under the percentage-of-completion method of accounting, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

(f)	Concentrations of Credit Risk

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of April 30, 2004, the carrying cost of these instruments approximated their fair value. Financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 13% and 24% of our total revenue for the nine months ended April 30, 2004 and 2003, respectively. Accounts receivable at April 30, 2004 include approximately $1.7 million due from this third-party customer.

(g)	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity from foreign currency translation adjustments.

(h)	Goodwill and Intangible Assets

      At April 30, 2004 and July 31, 2003, our intangible assets consisted of customer lists resulting from our acquisitions of Avasta, Inc. and certain assets and liabilities of Interliant and the “as if poolings” of CBTM and CBT. Our intangible assets were recorded at a gross carrying value of $17.0 million and $15.8 million, less accumulated amortization of $6.7 million and $3.7 million at April 30, 2004 and July 31, 2003, respectively. Amortization expense related to our intangible assets of $2.6 million and $1.8 million for the nine months ended April 30, 2004 and 2003, respectively, was recorded as a component of our cost of revenue. Goodwill, resulting from our acquisition of CBTM, is recorded at its gross carrying value of $3.2 million. We perform our annual impairment analysis in our fiscal fourth quarter.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(k)	Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method for warrants and options, unless such amounts are anti-dilutive.

      For the three and nine months ended April 30, 2004 and 2003, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported net loss. For the three and nine months ended April 30, 2004, 1,228,532 and 1,190,034, respectively, of dilutive shares related to warrants and employee stock options were excluded as they had an anti-dilutive effect due to the net loss. For the three and nine months ended April 30, 2003, 3,041 and 3,987, respectively, of dilutive shares related to employee stock options were excluded as they had an anti-dilutive effect due to the net loss. (See Note 11)

(l)	Stock-Based Compensation

      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees, and Related Interpretations.” We recorded stock compensation expense of approximately $69,000 and $287,000 during the three and nine months ended April 30, 2004, respectively (see Note 11). The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net loss, as reported	$(3,026)	$(11,304)	$(9,818)	$(41,540)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss, net of related tax effects	69	—	287	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,437)	(1,541)	(4,240)	(7,033)

Net loss, as adjusted	$(4,394)	$(12,845)	$(13,771)	$(48,573)

Net loss per common share:
Basic and diluted, as reported	$(0.12)	$(0.88)	$(0.40)	$(4.33)

Basic and diluted, as adjusted	$(0.18)	$(1.00)	$(0.56)	$(5.07)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Risk-free interest rate	2.86%	2.06%	2.15%	2.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	135.71%	140.69%	160.68%	161.24%
Expected life (years)	2.48	3.06	2.75	3.06
Weighted average fair value of options granted during the period	$5.13	N/A	$5.89	$2.88

(m)	Segment Reporting

      We currently operate in one segment, outsourced hosting and application management services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.

(n)	New Accounting Pronouncements

      In January 2003, FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. During December 2003, the FASB issued a new revision to FIN 46 (“FIN 46R”). Under the revised provisions, public entities are required to apply the guidance if the entity has interests in VIEs commonly referred to as special-purpose entities for the periods ending after December 15, 2003. The adoption of FIN 46 and 46R did not have a material effect on our consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We have not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

(o)	Reclassifications

      Certain fiscal year 2003 balances have been reclassified to conform to the fiscal year 2004 financial statement presentation.

(p)	Foreign Currency

      The functional currencies of our foreign wholly owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)).

3.	Liquidity

      As of April 30, 2004, our principal sources of liquidity include cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $16.6 million, including cash and cash equivalents of $7.6 million at April 30, 2004, as compared to a working capital deficit of $16.3 million, including cash and cash equivalents of $3.9 million at July 31, 2003.

      The total net change in cash and cash equivalents for the nine months ended April 30, 2004 was an increase of $3.8 million. The primary uses of cash during this nine-month period included $2.7 million of cash used for operating activities, $1.8 million for purchases of property and equipment and $10.4 million in repayments on notes payable, capital lease obligations and borrowings under our former accounts receivable financing line. Our primary sources of cash during this nine-month period were a $1.7 million decrease in restricted cash, $0.4 million in proceeds associated with the exercise of stock options under the employee stock option plans, $16.0 million in net proceeds from our modified financing agreement and $0.6 million in

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from sale-leaseback and note payable transactions. Net cash used for operating activities of $2.7 million for the nine months ended April 30, 2004, resulted primarily from our $9.8 million net loss, partially offset by $14.3 million in non-cash charges, and $7.2 million used by net changes in operating assets and liabilities. At April 30, 2004, we had an accumulated deficit of $428.3 million, and have reported losses from operations since incorporation. At July 31, 2003, we had an accumulated deficit of $415.7 million.

      Prior to May 2003, our primary sources of cash to fund our operations were sales of equity and convertible debt securities. Since May 2003, our primary source of cash to fund our operations and meet our contacted obligations and commitments has been our accounts receivable financing agreement with Silicon Valley Bank. On January 30, 2004, we amended this agreement to, among other things, allow for future borrowing to be based on monthly recurring revenue, increase the maximum borrowings level from $10.0 million to $12.8 million, and extend the term until January 29, 2006. On April 29, 2004, we amended this agreement, among other things, to increase the maximum borrowing level from $12.8 million to $20.4 million, and extend the term until April 29, 2006. Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total monthly recurring revenue, calculated to be monthly revenue (including revenue from New York State Department of Labor) less professional services revenue. The bank may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus four percent. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus one percent. In no event, however, will the bank’s prime rate be less than 4.25%. On April 30, 2004, we had an outstanding balance under the amended agreement of $16.0 million. On June 11, 2004, we borrowed approximately $3.9 million under the Silicon Valley Bank amended agreement to repay a Surebridge loan with Silicon Valley Bank that we assumed as part of the Surebridge acquisition (see Note 13). Our outstanding balance under this amended agreement as of June 11, 2004, was $15.2 million.

      We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. On January 22, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-2 (amended Form S-2/A filed on April 14, 2004) to register shares of our common stock to issue and sell in a public offering to raise additional funds. We believe that this offering will allow us to raise the necessary funds to meet our anticipated needs for working capital and capital equipment for at least 12 months following the proposed offering. However, there can be no assurance that we will complete the proposed offering. In the event we are unable to complete the proposed offering, we will need to find alternative sources of financing, in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we may need to raise additional debt or equity capital.

      During fiscal 2003, we acquired four companies, downsized our workforce and restructured our business and balance sheet to improve operating cash flow. Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce, loss of related party revenue and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds through our proposed public offering or alternate sources of financing. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers which

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our financial condition. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

4.	Intangible Assets

      Intangible assets as of April 30, 2004 are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

Customer Lists	$16,975	$6,696

      During the three months ended April 30, 2004, we finalized our purchase accounting for the valuation of identifiable intangible assets of Avasta, Inc., which resulted in a reclassification from leasehold improvements to an intangible asset allocated to customer list in the amount of approximately $1.5 million. In addition, we reduced intangible assets during the third quarter of 2004 by $325,000, as the result of the Interliant net worth adjustment, which was resolved during the quarter (see Note 9(d)). Intangible asset amortization expense for the three-month period ended April 30, 2004 and 2003 aggregated $920,000 and $677,000, respectively, and for the nine-month period ended April 30, 2004 and 2003 was $2.6 million and $1.8 million, respectively. The amount reflected in the table below for fiscal year 2004 includes year-to-date amortization. Amortization expense related to intangible assets for the next five years is as follows (in thousands):

Year Ending July 31,

2004	$3,466
2005	$3,276
2006	$2,953
2007	$2,003
2008	$1,115

5.	Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment, net at April 30, 2004 and July 31, 2003 are summarized as follows (in thousands):

	April 30,	July 31,
	2004	2003

Office furniture and equipment	$2,367	$2,613
Computer equipment	29,876	28,368
Software licenses	9,553	9,308
Leasehold improvements	10,820	12,549

	52,616	52,838
Less: Accumulated depreciation and amortization	(37,228)	(30,673)

Property and equipment, net	$15,388	$22,165

6.	Acquisitions

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

      The aggregate purchase price paid by CBTM for the AppliedTheory assets, excluding assumed liabilities, was $16.0 million of which $3.9 million was paid in cash and $12.1 million was satisfied through the issuance of four notes payable to the AppliedTheory Estate: two unsecured promissory notes totaling $6.0 million, bearing interest at 8% per annum and due June 10, 2006, a secured promissory note totaling $700,000, bearing interest at 8% per annum and due December 10, 2002 and a $5.4 million secured promissory note, non-interest bearing, due December 10, 2002. The two notes, due December 10, 2002, were paid in December 2002.

      Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists, which are being amortized over eight years, except for the New York State Department of Labor customer contract, which is being amortized over five years, and represented the remaining life on the contract. The remaining $440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

      Avasta, Inc. On February 5, 2003, we acquired Avasta, a provider of remote hosting and managed service operations, in an all-stock transaction valued at approximately $370,000. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60 (representing a five-day average of the market value of our common stock at the time of the acquisition). The purchase price of $442,000 consists of the issuance of common stock for approximately $370,000 and approximately $72,000 in acquisition costs. This acquisition was accounted for using the purchase method of accounting. The Agreement and Plan of Merger provided that up to an additional 1,004,518 shares of common stock could be issued in the event certain revenue targets were achieved through June 2003. As a result of the earnout calculation in September 2003, we adjusted our purchase accounting to reflect the issuance of 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the additional shares for the attainment of certain revenue

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

targets). During the third quarter of 2004, we finalized our purchase accounting for this acquisition, which resulted in the reclassification

13.1

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from leasehold improvements to an intangible asset allocated to customer lists in the amount of approximately $1.5 million, which is being amortized over the remaining four years.

      Conxion Corporation. On April 2, 2003, we completed the acquisition of Conxion, a provider of software distribution services and network/server security expertise for its customers, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1,925,000 in cash. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The source of funds used for the acquisition of Conxion was our cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms of the Conxion Agreement were derived from arms-length negotiation among the parties. The purchase price of $2,031,000 consisted of the $1,925,000 paid to the Conxion shareholders and approximately $106,000 in acquisition costs. The negative goodwill of approximately $2.2 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      Interliant. On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant assets, excluding certain assumed liabilities, was approximately $7,204,000 after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5,830,000 in cash, $624,000 in the form of a credit of future distributions to be paid on the Interliant Notes, $550,000 in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Notes and the accounts receivable acquired as part of the Interliant Assets and approximately $200,000 in acquisition-related costs. On May 16, 2003, our subsidiary closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003, our subsidiary closed on the purchase of the accounts receivable. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with Silicon Valley Bank (SVB), as discussed below, cash acquired with the Interliant assets, and cash receipts from the purchased accounts receivable. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. On March 8, 2004, the court approved the $325,000 net worth adjustment in favor of Intrepid and we adjusted our purchase accounting to reflect this resolution. In conjunction with this resolution, Intrepid’s $550,000 promissory note in favor of Interliant was satisfied out of the net worth adjustment and the remaining balance of $225,000 was paid from funds Intrepid had placed in escrow (see Note 9).

      ClearBlue Technologies. On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of CBT pursuant to a Stock and Asset Acquisition Agreement (the “CBT Agreement”). Pursuant to the CBT Agreement, we acquired all outstanding shares of six (6) wholly owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oakbrook and Vienna.

      In addition, we assumed the revenue and expense, as of the date of the CBT Agreement, of four (4) additional wholly owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara. Ownership of these subsidiaries was to be automatically transferred, under certain conditions, to us for no additional consideration in February 2004. On February 6, 2004, we entered into an

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment (as discussed in Note 2) to extend the date by which we are able to cause the transfer of these CBT wholly owned subsidiaries to us from February 8, 2004 to on or prior to August 8, 2005, under certain conditions and for no additional consideration. In consideration for such amendment, we agreed to operate and manage these entities in a manner consistent with the CBT Agreement.

      In exchange for these subsidiaries and certain assets and contracts relating to them, we: (i) issued 1.1 million shares of our common stock, to CBT; (ii) released CBT from certain inter-company advances in an amount up to $300,000; (iii) assumed all of CBT’s obligations under certain assets and contracts relating to these subsidiaries; and (iv) released CBT from certain payment obligations owed to us pursuant to the Outsourcing Agreement in an amount not to exceed $263,000.

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the CBT Agreement, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, the Company’s consolidated financial statements have been restated for all periods prior to the business combination to include CBT’s financial results beginning on September 11, 2002, the date on which CBT acquired the controlling interest in the Company. CBT’s balance sheet has been included in the Consolidated Balance Sheets of NaviSite at April 30, 2004 and July 31, 2003, and CBT’s results of operations and cash flows for the nine months ended April 30, 2004 have been included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows of NaviSite for the nine-month period ended April 30, 2004, and CBT’s results of operations and cash flows for the eight-month period ended April 30, 2003 have been included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the nine-month period ended April 30, 2003.

      On March 12, 2004, we had initially rejected the Santa Clara data center subsidiary, pursuant to our right under the acquisition agreement; however, on April 12, 2004, prior to the expiration of the thirty-day notification period, we revoked this rejection. On April 14, 2004, pursuant to the Amendment, NaviSite exercised its right to acquire from CBT all of the outstanding shares of the Deferred Entities, for no additional consideration. We will continue to consolidate, as part of our consolidated financial statements, the results of each of these four subsidiaries.

      The following unaudited pro forma results for the nine-month period ended April 30, 2003 give effect to our acquisitions of CBTM, Avasta, Conxion and the assets of Interliant and CBT as if they had taken place at the beginning of fiscal year 2003. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal 2003 period and is not necessarily indicative of results that may be obtained in the future (in thousands, except per share data):

For the Nine Months
Ended April 30, 2003

Pro Forma

Revenue	$91,120
Net loss	$(57,485)
Net loss per common share	$(6.00)

7.	Investment in Debt Securities

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

      On May 16, 2003, the Southern District of New York (White Plains) confirmed us as the successful bidder for the purchase of the Interliant assets. The final value we will receive for the Interliant Notes has not been determined, however, we estimate the value to approximate the $1.4 million carrying value, included in other assets on our Consolidated Balance Sheet. The Interliant Estate filed a plan of liquidation with the bankruptcy court, which has been approved by the creditors.

8.	Accrued Expenses

      Accrued expenses consist of the following at April 30, 2004 and July 31, 2003, respectively (in thousands):

	April 30,	July 31,
	2004	2003

Accrued payroll, benefits and commissions	$2,528	$3,088
Accrued accounts payable	2,102	3,694
Accrued interest	899	351
Due to AppliedTheory Estate	1,464	1,461
Accrued contract termination fees	524	2,096
Accrued lease abandonment costs	2,285	2,536
Accrued taxes	782	708
Accrued other	3,044	3,646

	$13,628	$17,580

9.	Debt

(a)	Silicon Valley Bank Financing Arrangements

      On May 27, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement), by and among Silicon Valley Bank (SVB), us and our wholly owned subsidiaries, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp., whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one-year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants is being amortized into interest expense over the term of the Financing Agreement. Pursuant to the terms of the warrant, on May 19, 2004, SVB fully exercised its warrant, which resulted in a net issuance of 73,738 shares.

      On January 30, 2004, we entered into a Loan Modification Agreement with SVB. The agreement amended our accounts receivable financing agreement with SVB, among other things, to: (i) base future borrowings on monthly recurring revenue; (ii) increase the maximum borrowing level from $10.0 million to

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.8 million; and (iii) extend the term until January 29, 2006. In connection with this amended agreement, on January 30, 2004, we issued a warrant to SVB for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. We fair valued the warrant at $213,426 using the Black-Scholes option-pricing model. The value of the warrant is being amortized into interest expense over the term of the modified Financing Agreement. The warrant is exercisable at any time on or after September 1, 2004. Pursuant to the terms of a Registration Rights Agreement, dated as of January 30, 2004, we also granted certain registration rights to SVB with respect to the shares of common stock issuable upon exercise of the warrant.

      On April 29, 2004, we entered into a Second Loan Modification Agreement with SVB. The agreement amended our account receivable financing agreement, with SVB to, among other things: (i) increase our maximum borrowing level from $12.8 million to $20.4 million; and (ii) extend the term until April 29, 2006. On April 30, 2004, we had an outstanding balance under the amended agreement of $16.0 and repaid $7.0 million on May 3, 2004.

      Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%.

(b)	Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At April 30, 2004, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank.

      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13 million.

(c)	Note Payable to AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 10, 2006.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Estate Liability bears interest at 8% per annum, which is due and payable annually. At April 30, 2004, we had approximately $440,000 in accrued interest related to this note, which is reflected within accrued expenses on our Consolidated Balance Sheet.

(d)	Notes Payable to the Interliant Estate

      As part of our acquisition of certain Interliant Assets, we entered into a promissory note with the Interliant Estate (Interliant Promissory Note) in the amount of $550,000, payable without interest on the earlier of (i) the 180th day following the Second Closing Date or (ii) the date Interliant Estate makes distributions to their general unsecured creditors. The Interliant Promissory Note was secured by the Interliant Notes and the accounts receivable acquired as part of the Interliant Assets. Pursuant to the terms of the Asset Purchase Agreement between Intrepid and Interliant, each party placed $300,000 in escrow as security for adjustments in the purchase price based upon changes in Interliant’s net worth at the time of the closing. On March 8, 2004, the court approved the $325,000 net worth adjustment in favor of Intrepid and we adjusted our purchase accounting to reflect this resolution by reducing intangible assets. In conjunction with this resolution, Intrepid’s $550,000 promissory note in favor of Interliant was satisfied out of the net worth adjustment and the remaining balance of $225,000 was paid from funds Intrepid had placed in escrow and Interliant’s security interest securing Intrepid’s obligations under the Interliant Promissory Note was released.

(e)	Notes Payable to Landlord

      As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space.

      In addition, during the three months ended January 31, 2004, we paid $120,000 and we entered into a separate $150,000 note (Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on March 1, 2007.

10.	Commitments and Contingencies

(a)	Leases

Abandoned Leased Facilities

      On January 31, 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease term, which is May 2011. During the second quarter of fiscal 2004, $2.2 million of our

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (see Note 9(e)).

      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of fiscal year 2003, the sublease tenant stopped making payments under the sublease and has abandoned the space. The facility is currently empty and we remain obligated under the terms of the lease for the rent and other costs associated with the building. We have no foreseeable plans to occupy the space; therefore, under SFAS No. 146, we recorded a charge to our earnings of approximately $1.4 million during fiscal year 2003 to recognize the costs of exiting the building.

      In conjunction with the Conxion acquisition in April 2003, we impaired data center and office leases in Chicago, IL, Herndon, VA, and Amsterdam, as these leases provided no economic benefit to the combined company.

      In October 2003, we abandoned administrative office space at 55 Francisco St., San Francisco, CA and data center space and office space located at Westwood Center, Vienna, VA. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our current earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The amount is included in the caption “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in January 2006 for San Francisco, CA and July 2005 for Vienna, VA, respectively.

      The $206,000 net impairment charge recorded during the three months ended April 30, 2004 resulted from the write-off of $300,000 in property and equipment, net of $94,000 in recovery of impairment charges, triggered by the termination and settlement of the abandoned lease at 55 Francisco, San Francisco, CA. Additional net adjustments of $69,000 were recorded during the three months ended April 30, 2004, in conjunction with the final purchase accounting for Conxion.

      Details of activity in the lease exit accrual for the three months ended April 30, 2004 were as follows (in thousands):

	Balance at	Payments, less		Balance at
	January 31,	accretion of		April 30,
	2004	interest	Adjustments	2004

400 Minuteman lease abandonment costs	$1,267	$(124)	$—	$1,143
La Jolla lease abandonment costs	1,060	(175)	—	885
Chicago & Virginia lease abandonment costs	1,407	(220)	(73)	1,114
Amsterdam lease abandonment costs	100	4	142	246
Vienna lease abandonment costs	551	(175)	—	376
55 Francisco lease abandonment costs	457	(60)	(94)	303

	$4,842	$(750)	$(25)	$4,067

      We are obligated under various capital and operating leases for facilities and equipment.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum annual rental commitments under operating leases and other commitments are as follows as of April 30, 2004 (in thousands):

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	5 Years

Short/Long-term debt	$27,400	$20,048	$815	$6,537	$—	$—	$—
Interest on debt	1,819	859	480	480	—	—	—
Capital leases	3,248	2,418	830	—	—	—	—
Operating leases	535	523	12	—	—	—	—
Bandwidth commitments	7,981	3,095	2,768	1,875	243	—	—
Maintenance for hardware/ software	1,019	1,019	—	—	—	—	—
Property leases	57,808	12,599	11,184	8,804	8,655	7,014	9,552

	$99,810	$40,561	$16,089	$17,696	$8,898	$7,014	$9,552

      On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge. Under the terms of the Asset Purchase Agreement, we issued two promissory notes in the aggregate principal amount of approximately $39.3 million to Surebridge. The Notes accrue interest on the unpaid balance at an annual rate of 10%, however no interest shall accrue on any principal paid within nine months of the closing. The Notes shall be paid in full no later than the second anniversary of the closing. In the event that we realize net proceeds in excess of $1 million from certain equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the Notes. The outstanding principal and accrued interest of the Notes shall be convertible into shares of NaviSite common stock (the “Conversion Shares”) at the election of the holder (i) at any time following the first anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $20 million, (ii) at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $10 million, (iii) at any time following the second anniversary of the closing, and (iv) at any time following an event of default thereunder. The conversion price of each of the Notes is $4.642, which is the average closing price of NaviSite’s common stock for the ten-day period ending one day prior to closing.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenue. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

      Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks, which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany and against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”). Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999, initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business or financial results.

      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

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

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend against them. As the litigation is in the discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As to the U.S. District Court matter, the exchange of written discovery has been completed. Further, the majority of depositions of witnesses have been completed. All factual discovery is scheduled to be completed by mid-June 2004, with expert discovery to be exchanged by the end of July 2004. Both parties have requested that they proceed with dispositive motions regarding the claims, defenses and counterclaims asserted by the parties. On June 15, 2004, District Court Judge Pauley will determine whether such motions may proceed. Because of the pending motion requests, the future expert discovery to be completed, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought include in excess of 782,790 shares of NaviSite common stock. We believe the allegations are without merit and intend to vigorously defend against them. As the arbitration is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

      We have accounted for the 567,978 shares, issued to CBT on December 31, 2002 in connection with the acquisition of CBTM, as a dividend distribution to CBT because CBT and its affiliates were considered to have controlling interest over both CBTM and NaviSite. As a result, we reported an increase to accumulated deficit of $1,277,950, which represents the number of common shares issued at the then current market value of $2.25 per share.

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

      On August 8, 2003, we issued 1,100,000 shares of our common stock to CBT at a per share value of $2.55 in connection with the acquisition of certain assets of CBT (see Note 6). The issuance of these shares has been accounted for as a dividend distribution because Atlantic Investors, LLC and its affiliates are considered to have controlling interest in both CBT and NaviSite. As a result, we reported a reduction of retained earnings of $2,805,000, which represents the number of common shares issued at the then current market value of $2.55 per share.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with our Silicon Valley Bank financing arrangement, on May 27, 2003 we issued SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share. We fair valued the warrant at $370,000 using the Black-Scholes option-pricing model. Pursuant to the terms of the warrant, on May 19, 2004, SVB fully exercised its warrant, which resulted in a net issuance of 73,738 shares. On January 30, 2004, in connection with a loan modification agreement with SVB, we issued a warrant to SVB for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. We fair valued the warrant at $213,426 using the Black-Scholes option-pricing model. The warrant is exercisable at any time on or after September 1, 2004. The value of both warrants is being amortized into interest expense over the term of the financing agreement. (See Note 9)

      During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held on December 9, 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2.0 million of deferred compensation expense, which will be amortized into compensation expense over the vesting period of the stock options. During the three and nine months ended April 30, 2004, the Company reported compensation expense of approximately $69,000 and $287,000, respectively, for options, which had vested during that period. The remaining unamortized compensation charge of $1.7 million is recorded as deferred compensation, which is a component of stockholders’ equity.

12.	Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For all periods subsequent to September 12, 2002, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

      The consolidated financial statements for the three and nine-month period ended April 30, 2003 include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in us to CBT, the agreement between NaviSite and CMGI whereby CMGI provided certain services to us automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002, as we transitioned to service offerings from CBT and other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with CBT and other third-party suppliers for these services. We currently rent administrative facilities from CMGI at 800 Federal Street, Andover, Massachusetts.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.6 million of the $4.6 million due to Unicorn, leaving a liability to Unicorn of $2.0 million at January 31, 2003. In January 2003, we entered into a Loan and Security Agreement with Atlantic and in February 2003, drew down on this facility to pay off the remaining $2.0 million due Unicorn by CBTM.

      On January 29, 2003, we entered into a $10 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At April 30, 2004 and July 31, 2003, we had $3.0 million outstanding under the Atlantic Loan and had approximately $500,000 available to us. This amount is shown as a current note payable to related party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan (see Note 9). On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following January 16, 2004 to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13 million.

ClearBlue Technologies (UK) Limited Outsourcing Agreement

      Beginning April 1, 2004, we entered into an Outsourcing Agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. During the three months ended April 30, 2004, the Company charged ClearBlue approximately $12,000 under this agreement. This amount is included in Due from related party on the consolidated balance sheet at April 30, 2004 and in Revenue, related parties in the Consolidated Statements of Operations.

13.	Subsequent Event

Surebridge Acquisition.

      On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc. (“Surebridge”), a privately held provider of managed application services for mid-market companies, pursuant to the terms of an asset purchase agreement (as amended, the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, we acquired substantially all of the assets of Surebridge in exchange for two promissory notes in the aggregate principal amount of approximately $39.3 million, three million shares of NaviSite common stock (the “Fixed Shares”) and the assumption of certain liabilities of Surebridge at closing.

      The promissory notes issued by the Company to Surebridge consist of a Primary Note and an Escrow Note (collectively, the “Notes”). The Primary Note is in the principal amount of approximately $32.5 million. The Escrow Note is in the principal amount of approximately $6.8 million and has been deposited into escrow for the purpose of satisfying indemnification claims by the Company pursuant to the Asset Purchase Agreement. The Notes accrue interest on the unpaid balance at an annual rate of 10%, however no interest

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall accrue on any principal paid within nine months of the closing. The Notes shall be paid in full no later than the second anniversary of the closing. In the event that we realize net proceeds in excess of $1 million from certain equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the Notes.

      The outstanding principal and accrued interest of the Notes shall be convertible into the Conversion Shares at the election of the holder (i) at any time following the first anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $20 million, (ii) at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $10 million, (iii) at any time following the second anniversary of the closing, and (iv) at any time following an event of default thereunder. The conversion price of each of the Notes is $4.642, which is the average closing price of NaviSite’s common stock for the ten-day period ending one day prior to closing.

      For a period of one year following the closing of the acquisition, Surebridge shall not sell, transfer, assign, convey, encumber, gift, distribute or otherwise dispose of the Fixed Shares, the Conversion Shares or the Notes; provided, however, if NaviSite does not make certain payments under the Notes or otherwise suffers an event of default thereunder, Surebridge may sell the Fixed Shares and the Conversion Shares at any time thereafter. The Fixed Shares and the Conversion Shares shall have certain demand and piggyback registration rights pursuant to a Registration Rights Agreement entered into by and between the Company and Surebridge.

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

      In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly owned subsidiary of our majority stockholder at the time of the acquisition), adding application management and development capabilities to our Managed Application Services; in February 2003, we acquired Avasta, adding capabilities to our Managed Application Services; in April 2003, we acquired Conxion, providing key services to our Managed Application Services and Managed Infrastructure Services; in May 2003, we acquired assets of Interliant, forming the core of our Managed Messaging Services; and in August 2003, we acquired assets of CBT (which was our majority stockholder at that time) related to colocation, bandwidth, security and disaster recovery services, enhancing our Managed Infrastructure Services. In June 2004, following the close of our fiscal third quarter, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc. Prior to September 2002, substantially all of our services were managed application services, and we have added managed infrastructure and managed messaging services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.

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

      In August 2003, we acquired assets of CBT related to collocation, bandwidth, security and disaster recovery services. Specifically, we acquired all of the outstanding shares of six wholly owned subsidiaries of CBT with data centers in various U.S. locations and assumed the revenue and expense of four additional wholly owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California. Pursuant to the acquisition agreement, as amended, we had the right to acquire the four additional subsidiaries for no additional consideration at any time on or prior to August 8, 2005. In March 2004, we had initially rejected the Santa Clara data center subsidiary, pursuant to our right under the acquisition agreement; however, on April 12, 2004, prior to the expiration of the thirty-day notification period, we revoked this rejection. In April 2004, we exercised our right to acquire the additional four subsidiaries and thereby acquired all of the outstanding shares of the additional four wholly owned subsidiaries of CBT. We will continue to consolidate, as part of our consolidated financial statements, the results of each of these four subsidiaries.

      The audit report on our fiscal year 2003 consolidated financial statements from KPMG LLP, our independent auditors, contains KPMG’s opinion that states that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. During fiscal year 2003 and thereafter, we have undergone a significant transition, including all of the acquisitions that are described in our annual report on Form 10-K filed on October 22, 2003 and a balance sheet restructuring. Included in this transition was a complete turnover of our senior management team and our Board of Directors. While we cannot assure you that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.

Surebridge Acquisition

      On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc. (“Surebridge”), a privately held provider of managed application services for mid-market companies, pursuant to the terms of an asset purchase agreement (as amended, the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, we acquired substantially all of the assets of Surebridge in exchange for two promissory notes in the aggregate principal amount of approximately $39.3 million, three million shares of NaviSite common stock (the “Fixed Shares”) and the assumption of certain liabilities of Surebridge at closing.

      The promissory notes issued by the Company to Surebridge consist of a Primary Note and an Escrow Note (collectively, the “Notes”). The Primary Note is in the principal amount of approximately $32.5 million. The Escrow Note is in the principal amount of approximately $6.8 million and has been deposited into escrow for the purpose of satisfying indemnification claims by the Company pursuant to the Asset Purchase Agreement. The Notes accrue interest on the unpaid balance at an annual rate of 10%, however no interest shall accrue on any principal paid within nine months of the closing. The Notes shall be paid in full no later than the second anniversary of the closing. In the event that we realize net proceeds in excess of $1 million from certain equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the Notes.

      The outstanding principal and accrued interest of the Notes shall be convertible into shares of NaviSite common stock (the “Conversion Shares”) at the election of the holder (i) at any time following the first anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $20 million, (ii) at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the Notes at such time is greater than or equal to $10 million, (iii) at any time following the second anniversary of the closing, and (iv) at any time following an event of default thereunder. The conversion price of each of the Notes is $4.642, which is the average closing price of NaviSite’s common stock for the ten-day period ending one day prior to closing.

      For a period of one year following the closing of the acquisition, Surebridge shall not sell, transfer, assign, convey, encumber, gift, distribute or otherwise dispose of the Fixed Shares, the Conversion Shares or the Notes; provided, however, if NaviSite does not make certain payments under the Notes or otherwise suffers an event of default thereunder, Surebridge may sell the Fixed Shares and the Conversion Shares at any time thereafter. The Fixed Shares and the Conversion Shares shall have certain demand and piggyback registration rights pursuant to a Registration Rights Agreement entered into by and between the Company and Surebridge.

      Our acquisition of Surebridge broadens our portfolio of outsourced application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management. Surebridge provides these services to a range of vertical industries through its direct sales force as well as channel relationships. The applications that Surebridge supports include PeopleSoft, Siebel Systems, and Microsoft Business Solutions suite.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company’s consolidated condensed statements of operations as a percentage of total revenue.

	Three Months		Nine Months
	Ended		Ended
	April 30,		April 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenue	99.9%	100.0%	100.0%	97.6%
Revenue, related parties	0.1	0.0	0.0	2.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue	70.4	88.2	74.1	93.7
Impairment, restructuring and other	0.0	0.0	1.0	0.0

Total cost of revenue	70.4	88.2	75.1	93.7

Gross profit	29.6	11.8	24.9	6.3

Operating expenses:
Product development	1.1	0.6	1.3	1.2
Selling and marketing	9.2	7.3	8.7	6.9
General and administrative	30.2	25.6	24.8	25.3
Impairment, restructuring and other	1.0	19.5	2.4	11.6

Total operating expenses	41.5	53.0	37.2	45.0

Loss from operations	(11.9)	(41.2)	(12.3)	(38.7)
Other income (expense):
Interest income	0.1	0.9	0.2	1.3
Interest expense	(3.3)	(12.6)	(3.0)	(37.2)
Other income (expense), net	0.1	(4.7)	0.2	(2.0)

Loss before income tax expense	(15.0)	(57.6)	(14.9)	(76.6)
Income tax expense	—	—	—	—

Net loss	(15.0)%	(57.6)%	(14.9)%	(76.6)%

Revenue

      We derive our revenue primarily from outsourced managed hosting, co-location and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies. Revenue for the nine-month period ended April 30, 2003 contains eight months of revenue from CBTM and CBT.

      Total revenue for the three-month period ended April 30, 2004 increased 3% to approximately $20.2 million from approximately $19.6 million for the same period in fiscal year 2003. The overall growth in revenue of $0.6 million was mainly due to revenue resulting from our fiscal year 2003 acquisitions, which contributed approximately $6.4 million in revenue during the quarter ended April 30, 2004. The increased revenue was partially offset by net lost customer revenue of $5.8 million.

      Total revenue for the nine-month period ended April 30, 2004 increased 22% to approximately $66.0 million from approximately $54.3 million for the same period in fiscal year 2003. The overall growth in revenue of $11.7 million was mainly due to revenue resulting from our fiscal year 2003 acquisitions, which contributed approximately $27.6 million in revenue during the nine-month period ended April 30, 2004. The increased revenue was partially offset by net lost customer revenue of $15.9 million. Revenue from related parties principally consisted of sales of services to CMGI and its affiliates until September 11, 2002 when CMGI sold its equity and debt interests in NaviSite to CBT. The decrease of $1.3 million in related party revenue was primarily attributable to CMGI and its affiliates terminating their relationships with NaviSite upon the completion of their contracts although CMGI remains a third-party customer. We expect our total revenue for fiscal year 2004 to be up approximately 15% from our fiscal year 2003 total revenue.

Gross Profit

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Gross profit of $6.0 million for the three-month period ended April 30, 2004 represented 30% of total revenue as compared to gross profit of $2.3 million for the same period in fiscal year 2003 which represented 12% of total revenue. Total cost of revenue for the three-month period ended April 30, 2004 decreased 18% to approximately $14.2 million from approximately $17.3 million for the same period in fiscal year 2003. The decrease in total cost of revenue of $3.1 million resulted primarily from cost reductions relating to the integration of our acquisitions and the $1.4 million reduction of cost of revenue due to the gains recognized on the terminations of certain data center leases. The scaling of our fixed infrastructure costs over a larger revenue/customer base has also contributed to our improved gross profit.

      Gross profit of $16.5 million for the nine-month period ended April 30, 2004 represented 25% of total revenue as compared to gross profit of $3.4 million which represented 6% of total revenue for the same period in fiscal year 2003. Total cost of revenue for the nine-month period ended April 30, 2004 decreased 3% to approximately $49.5 million from approximately $50.8 million for the same period in fiscal year 2003. The decrease in the cost of revenue of $1.3 million resulted primarily from cost reductions relating to the integration of our acquisitions and the $1.4 million reduction of cost of revenue due to the gains recognized on the terminations of certain data center leases, partially offset by an impairment charge of $0.6 million in the nine-month period ended April 30, 2004, related to the abandonment of our data center space at the Vienna, VA data center. The scaling of our fixed infrastructure costs over a larger revenue/customer base has also contributed to our improved gross profit. We expect our gross profit to be approximately 24% for fiscal year 2004, as compared to approximately 8% for fiscal year 2003.

Operating Expenses

      Product Development. Product development expenses consist primarily of salaries and related costs. Product development expenses increased 90% to approximately $0.2 million for the three-month period ended April 30, 2004 from approximately $0.1 million for the same period in fiscal year 2003. The increase in product development expenses of approximately $0.1 million is primarily related to increased salary expense resulting from an increased headcount.

      Product development expenses increased 43% to approximately $0.9 million for the nine-month period ended April 30, 2004 from approximately $0.6 million for the same period in fiscal year 2003. The increase in product development expenses of approximately $0.3 million is primarily related to increased salary expense resulting from an increased headcount. We expect product development expenses to remain constant as a percentage of total revenue for fiscal year 2004, as compared to fiscal year 2003.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade shows, marketing and direct mail programs. Selling and marketing expense increased 29% for the three-month period ended April 30, 2004 to approximately $1.8 million from approximately $1.4 million for the same period in fiscal year 2003. The increase of approximately $0.4 million resulted primarily from increased salary expense resulting from an increased headcount and increases in marketing program expenses.

      Selling and marketing expense increased 52% for the nine-month period ended April 30, 2004 to approximately $5.7 million from approximately $3.8 million for the same period in fiscal year 2003. The increase of approximately $2.0 million resulted primarily from increased salary expense resulting from an increased headcount and increases in marketing program expenses. We expect selling and marketing expenses to slightly increase as a percentage of total revenue during fiscal year 2004 as we hire additional sales resources, as compared with fiscal year 2003.

      General and Administrative. General and administrative expenses include the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead. During the three months ended April 30, 2004, general and administrative expenses increased 21% to approximately $6.1 million for the three-month period ended April 30, 2004 from approximately $5.0 million for the same period in fiscal year 2003. The increase of approximately $1.1 million was mainly the result of increased salary expense resulting from an increased headcount, increases in utilities costs, depreciation and provision for bad debt, offset by reductions in legal and accounting fees, rent, and outside consultants.

      General and administrative expenses increased 19% to approximately $16.3 million for the nine-month period ended April 30, 2004 from approximately $13.7 million for the same period in fiscal year 2003. The increase of approximately $2.6 million was mainly the result of increased salary expense resulting from an increased headcount, depreciation, provision for bad debt, and utilities costs. Also included in the nine-month period ended April 30, 2003 are intercompany charges from CMGI for facilities and shared back office and business development support. These costs were eliminated upon the termination of the Facilities and Administrative Agreement between CMGI and us in September 2002. We expect general and administrative expenses to remain constant to slightly lower as a percentage of total revenue during fiscal year 2004, as compared with fiscal year 2003.

Impairment, Restructuring and Other

      Costs associated with impairment, restructuring and abandonment of leased facilities were approximately $206,000 for the three-month period ended April 30, 2004, which resulted from the write-off of $300,000 in property and equipment, net of $94,000 in recovery of impairment charges triggered by the termination and settlement of the abandoned lease at 55 Francisco, San Francisco, CA, and has been included in operating expenses.

      The additional impairment charges recorded in the nine-month period ended April 30, 2004 were due primarily to the abandonment of data center space at our Vienna, VA facility, recorded as an increase to cost of sales and the abandonment of administrative space at our San Francisco, CA office recorded as an increase to operating expenses. For our impairment costs, we recorded a charge equal to the amount of rent and other direct costs for the period and time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent assumed to be paid to us by a subtenant under a sublease over the remainder of the lease term.

Interest Income

      Interest income decreased 89% to approximately $18,000 for the three-month period ended April 30, 2004 from approximately $169,000 for the same period in fiscal year 2003. The decrease is due primarily to lower cash balances during the three-month period ended April 30, 2004 as compared to the same period in fiscal year 2003 and the elimination of interest income from direct financing leases with our customers in fiscal year 2004.

      Interest income decreased 83% to approximately $0.1 million for the nine-month period ended April 30, 2004 from approximately $0.7 million for the same period in fiscal year 2003. The decrease is due primarily to lower cash balances during the nine-month period ended April 30, 2004 as compared to the same period in fiscal year 2003 and the elimination of interest income from direct financing leases with our customers in fiscal year 2004.

Interest Expense

      Interest expense decreased 73% to approximately $0.7 million for the three-month period ended April 30, 2004 from $2.5 million for the same period in fiscal year 2003. The decrease is due primarily to the reduction of the expense related to the beneficial conversion feature and interest on our convertible debt, which was fully converted in fiscal year 2003.

      Interest expense decreased 90% to approximately $1.9 million for the nine-month period ended April 30, 2004 from $20.2 million for the same period in fiscal year 2003. The decrease is due primarily to the reduction of the expense related to the beneficial conversion feature and interest on our convertible debt, which was fully converted in fiscal year 2003.

Critical Accounting Policies

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

      Revenue Recognition. We provide outsourced hosting, co-location and managed application services and related professional and consulting services. Revenue consists of monthly fees for Web site and Internet application management, application rentals, and hosting. Revenue related to monthly fees for Web site and Internet application management, application rentals and hosting are recognized over the term of the customer contract based on actual usage and services. Revenue from professional services is recognized on a time-and-materials basis as the services are performed or under the percentage-of-completion method for revenue related to fixed-price contracts. Revenue and profits on long-term Internet solutions contracts, performed over extended periods, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars. Revenue and profits on long-term contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Fees charged for the installation of customer equipment are generally received in advance and are deferred and recognized as revenue over the life of the related customer contract, typically 12 to 36 months. In the event a customer terminates the agreement prior to its stated maturity, all deferred revenue related to installation services is automatically recognized upon the effective date of the termination, and we generally charge cancellation or termination fees that are also recognized upon the effective date of the termination. Cancellation fees are calculated as the customer’s remaining base monthly fees obligation times the number of months remaining in the contract term. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined subsequent to our initial evaluation and at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received. Due to the nature of our service arrangements, we provide written notice of termination of services, typically 10 days in advance of disconnecting a customer. Revenue for services rendered during this notification period is generally recognized on a cash basis, as collectability is not considered probable at the time the services are provided.

      Allowance for Doubtful Accounts. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the uncollectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old and 2% of all other customer balances. This method historically approximated actual write-off experience. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

Liquidity and Capital Resources

      As of April 30, 2004, our principal sources of liquidity include cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $16.6 million, including cash and cash equivalents of $7.6 million at April 30, 2004, as compared to a working capital deficit of $16.3 million, including cash and cash equivalents of $3.9 million at July 31, 2003.

      The total net change in cash and cash equivalents for the nine months ended April 30, 2004 was an increase of $3.8 million. The primary uses of cash during this nine-month period included $2.7 million of cash used for operating activities, $1.8 million for purchases of property and equipment and $10.4 million in repayments on notes payable, capital lease obligations and borrowings under our former accounts receivable financing line. Our primary sources of cash during this nine-month period were a $1.7 million decrease in restricted cash, $0.4 million in proceeds associated with the exercise of stock options under the employee stock option plans, $16.0 million in net proceeds from our modified financing agreement and $0.6 million in proceeds from sale-leaseback and note payable transactions. Net cash used for operating activities of $2.7 million for the nine months ended April 30, 2004, resulted primarily from our $9.8 million net loss, partially offset by $14.3 million in non-cash charges, and $7.2 million used by net changes in operating assets and liabilities, At April 30, 2004, we had an accumulated deficit of $428.3 million, and have reported losses from operations since incorporation. At July 31, 2003, we had an accumulated deficit of $415.7 million.

      Prior to May 2003, our primary sources of cash to fund our operations were sales of equity and convertible debt securities. Since May 2003, our primary source of cash to fund our operations and meet our contacted obligations and commitments has been our accounts receivable financing agreement with Silicon Valley Bank. On January 30, 2004, we amended this agreement to, among other things, allow for future borrowing to be based on monthly recurring revenue, increase the maximum borrowings level from $10.0 million to $12.8 million, and extend the term until January 29, 2006. On April 29, 2004, we amended this agreement, among other things, to increase the maximum borrowing level from $12.8 million to $20.4 million, and extend the term until April 29, 2006. Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total monthly recurring revenue, calculated to be monthly revenue (including revenue from New York State Department of Labor) less professional services revenue. The bank may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus four percent. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus one percent. In no event, however, will the bank’s prime rate be less than 4.25%. On April 30, 2004, we had an outstanding balance under the amended agreement of $16.0 million. On June 11, 2004, we borrowed approximately $3.9 million under the Silicon Valley Bank amended agreement to repay a Surebridge loan with Silicon Valley Bank that we assumed as part of the Surebridge acquisition. Our outstanding balance under this amended agreement as of June 11, 2004, was $15.2 million.

      We anticipate incurring additional losses throughout our current fiscal year. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2004, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. On January 22, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-2 (amended Form S-2/A filed on April 14, 2004) to register shares of our common stock to issue and sell in a public offering to raise additional funds. We believe that this offering will allow us to raise the necessary funds to meet our anticipated needs for working capital and capital equipment for at least 12 months following the proposed offering. However, there can be no assurance that we will complete the proposed offering. In the event we are unable to complete the proposed offering, we will need to find alternative sources of financing, in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we may need to raise additional debt or equity capital.

      During fiscal 2003, we acquired four companies, downsized our workforce and restructured our business and balance sheet to improve operating cash flow. Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce, loss of related party revenue and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds through our proposed public offering or alternate sources of financing. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers which may not be realized and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are

34.1

currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our financial condition. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

Contractual Obligations and Commercial Commitments

      In the normal course of our business, we enter into contracts related to the leasing of facilities and equipment and the purchase of minimum bandwidth. Future payments required under these obligations are as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	5 Years

Short/Long-term debt	$27,400	$20,048	$815	$6,537	$—	$—	$—
Interest on debt	1,819	859	480	480	—	—	—
Capital leases	3,248	2,418	830	—	—	—	—
Operating leases	535	523	12	—	—	—	—
Bandwidth commitments	7,981	3,095	2,768	1,875	243	—	—
Maintenance for hardware/software	1,019	1,019	—	—	—	—	—
Property leases	57,808	12,599	11,184	8,804	8,655	7,014	9,552

	$99,810	$40,561	$16,089	$17,696	$8,898	$7,014	$9,552

      On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge. Under the terms of the Asset Purchase Agreement, we issued two promissory notes in the aggregate principal amount of approximately $39.3 million to Surebridge. The Notes accrue interest on the unpaid balance at an annual rate of 10%, however no interest shall accrue on any principal paid within nine months of the closing. The Notes shall be paid in full no later than the second anniversary of the closing. In the event that we realize net proceeds in excess of $1 million from certain equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the Notes. The outstanding principal and accrued interest of the Notes shall be convertible into shares of NaviSite common stock at the election of the holder under certain circumstances. The conversion price of each of the Notes is $4.642, which is the average closing price of NaviSite’s common stock for the ten-day period ending one day prior to closing.

Certain Risk Factors That May Affect Future Results

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues, earnings or financial results or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

Risks Relating to Our Business

We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern.

      We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each quarterly and annual period. As of April 30, 2004, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $428.3 million. During the fiscal quarter and nine months ended April 30, 2004, we had a net loss of approximately $3.0 million and $9.8 million, respectively. The audit report from KPMG LLP, our independent auditors, relating to our fiscal year 2003 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

We may need to obtain additional financing, which may not be available on favorable terms, or at all.

      As of April 30, 2004 we had approximately $7.6 million of cash and cash equivalents and a working capital deficit of approximately $16.6 million. On June 11, 2004, we borrowed approximately $3.9 million under our Silicon Valley Bank amended accounts receivable financing agreement to repay a Surebridge loan with Silicon Valley Bank that we assumed as part of the Surebridge acquisition. Our outstanding balance under this amended agreement as of June 11, 2004, was $15.2 million. We will need to raise additional capital to remain a going concern.

      Our projections for cash usage are based on a number of assumptions, including our ability to:

•	retain customers in light of market uncertainties and our uncertain future;

•	collect accounts receivables in a timely manner;

•	effectively integrate Surebridge and other recent acquisitions and realize forecasted cash savings; and

•	achieve other expected cash expense reductions.

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

We may not realize all of the anticipated benefits of our recent acquisition of Surebridge.

      On June 10, 2004, pursuant to an asset purchase agreement dated May 6, 2004, we completed the acquisition of substantially all of the assets of Surebridge for 3 million shares of our common stock, two promissory notes in the aggregate principal amount of approximately $39.3 million and the assumption of certain liabilities.

      The success of the acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth and marketing opportunities from integrating the businesses of Surebridge with the businesses of NaviSite. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Surebridge. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	coordinating sales and marketing functions;

•	preserving the distribution, marketing, promotion and other important internal operations and third-party relationships of Surebridge;

•	minimizing the diversion of management’s attention from our current business;

•	coordinating geographically disparate organizations and data centers; and

•	retaining key customers.

There can be no assurance that the integration of Surebridge with NaviSite will result in the realization of the full benefits that the parties anticipate in a timely manner or at all.

The promissory notes we issued in the Surebridge acquisition may negatively affect our liquidity and our ability to obtain additional financing and operate and manage our business.

      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. In addition, in the event that we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the notes. The notes, or the prepayment obligation thereon, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the respective maturity dates of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain certain restrictive covenants, including with respect to our ability to incur indebtedness.

NaviSite’s common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions.

      The outstanding principal of the two Surebridge promissory notes are convertible into an aggregate of approximately 8,466,000 shares of our common stock, plus additional shares for any accrued interest, at the election of the holder (i) at any time following the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million, (ii) at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million, (iii) at any time following the second anniversary of the closing, and (iv) at any time following an event of default thereunder.

      If the promissory notes are converted into common stock, Surebridge would obtain a significant equity interest in NaviSite and other stockholders would experience significant and immediate dilution. Should Surebridge elect to convert the initial principal amount of its two convertible promissory notes into our common stock, Surebridge would own approximately 11,466,000 shares of our common stock, which, based on our capitalization as of June 10, 2004, would be approximately 32% of our outstanding shares of common stock.

      NaviSite stockholders will experience further dilution to the extent that additional shares of NaviSite common stock are issued in potential future acquisitions.

Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.

      As of June 11, 2004, we owed Silicon Valley Bank approximately $15.2 million under our amended accounts receivable financing agreement, following a borrowing of approximately $3.9 million on June 11, 2004 to repay a Surebridge loan that we assumed as part of the Surebridge acquisition. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

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

Further, the accounts receivable financing agreement requires that we maintain EBITDA of at least $1.00 for every fiscal quarter. The agreement defines EBITDA as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles and excluding acquisition-related costs and one-time extraordinary charges.

      If we breach our accounts receivable financing agreement with Silicon Valley Bank, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank and all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. A default under the accounts receivable financing agreement could also result in a cross-default under the promissory notes issued in the Surebridge acquisition.

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

      The New York State Department of Labor represented approximately 21% of our consolidated revenue for the fiscal year ended July 31, 2003 and 12% for the fiscal quarter ended April 30, 2004 on a larger revenue base. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor, and its funding allowance, expires in June 2005. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.

      Atlantic Investors owns approximately 61% of our outstanding capital stock as of June 10, 2004. In addition, Atlantic Investors holds a note in the principal amount of $3.0 million due upon the earlier to occur of August 1, 2004, and five business days after our receipt of gross proceeds from a financing or a sale of assets of at least $13.0 million. Atlantic Investors has the power acting alone to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

      Since December 2002, we have acquired ClearBlue Technologies Management, Inc., or CBTM, Avasta, Conxion, selected assets of Interliant and all of the shares of ten wholly owned subsidiaries of ClearBlue Technologies, Inc., or CBT, and substantially all of the assets and liabilities of Surebridge. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	changes in management and key personnel of acquired businesses may harm relationships with the acquired businesses’ customers, suppliers and employees;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities in connection with an acquisition with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

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

      We believe that to penetrate the market for hosting and application management services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft, Micromuse and Oracle. Our relationships with Microsoft and PeopleSoft are critical to the operations and success of our recently acquired business from Surebridge. The loss of our ability to continually obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers or require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

      Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems and F5 Networks. Our recently acquired business from Surebridge relies on products and services of Microsoft and PeopleSoft. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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

      Our quarterly operating results may vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

•	reduction of market demand and/or acceptance of our services;

•	oversupply of data center space in the industry;

•	our ability to develop, market and introduce new services on a timely basis;

•	length of the sales cycle for our services;

•	timing and size of sales of our services, which depends on the budgets of our customers;

•	downward price adjustments by our competitors;

•	changes in the mix of services provided by our competitors;

•	technical difficulties or system downtime affecting the Internet or our hosting operations;

•	our ability to meet any increased technological demands of our customers; and

•	amount and timing of costs related to our marketing efforts and service introductions.

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

      Since January 2003, our common stock has closed as low as $1.02 per share and as high as $9.97 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this prospectus. In addition, in recent years our common stock has had limited trading activity. We cannot predict the extent to which investor interest in our stock will lead to the development of a more active trading market, how liquid that market might become or whether it will be sustained. Fluctuations in the market price of our common stock may cause you to lose some or all of your investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.

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

If we are unsuccessful in pending and potential litigation matters, our financial condition may be adversely affected.

      We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering, an arbitration matter involving the former stockholders of Avasta, counterclaims by the defendant in a suit in which we are the plaintiff, and a payment demand by an investment bank. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

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

      We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 9% of our total revenues during the third quarter of fiscal year 2004. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks, such as political and economic instability and the possibility of hostilities among countries;

•	reduced protection of intellectual property rights;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations;

•	employment laws and practices in foreign countries; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

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

      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenue. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.

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

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business or financial results.

      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our financial condition.

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

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend against them. As the litigation is in the discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

      As to the U.S. District Court matter, the exchange of written discovery has been completed. Further, the majority of depositions of witnesses have been completed. All factual discovery is scheduled to be completed by mid-June 2004, with expert discovery to be exchanged by the end of July 2004. Both parties have requested that they proceed with dispositive motions regarding the claims, defenses and counterclaims asserted by the parties. On June 15, 2004, District Court Judge Pauley will determine whether such motions may proceed. Because of the pending motion requests, the future expert discovery to be completed, and the uncertain outcome of the evidentiary hearing before the Bankruptcy Court, we are not able to predict the possible outcome of this matter, if any, on our financial condition.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Corp., Avasta, Inc. and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought include in excess of 782,790 shares of NaviSite common stock. We believe the allegations are without merit and intend to vigorously defend against them. As the arbitration is in the initial discovery stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

      (b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description

February 2, 2004	Item 5, 7	On February 2, 2004, the Company filed a Current Report on Form 8-K to report that it had entered into a First Loan Modification Agreement with Silicon Valley Bank. No financial statements were filed with such report.
February 12, 2004	Item 5, 7	On February 12, 2004, the Company filed a Current Report on Form 8-K to report that it had entered into an Amendment to Stock and Asset Acquisition Agreement with ClearBlue Technologies, Inc. (CBT). No financial statements were filed with such report.
March 16, 2004*	Item 12	On March 16, 2004, the Company furnished a copy of the Company’s earnings release for its fiscal quarter ended January 31, 2004. Unaudited consolidated financial statements for such period were furnished with such report.
April 15, 2004	Item 5	On April 15, 2004, the Company filed a Current Report on Form 8-K to report that the Company exercised its right to acquire from CBT all of the outstanding shares of the four wholly owned subsidiaries of CBT with data centers located in Dallas, TX; New York, NY; San Francisco, CA; and Santa Clara, CA. No financial statements were filed with such report.

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVISITE, INC.

Dated: June 14, 2004	/s/ JOHN J. GAVIN, JR. ------------------------------------------------ John J. Gavin, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amendment to Stock and Asset Acquisition Agreement, dated as of February 6, 2004, by and among the Registrant, ClearBlue Technologies, Inc., ClearBlue Technologies/ New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc. and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2004 (File No. 000-27597).
10.1	First Loan Modification Agreement, dated as of January 30, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.2	Registration Rights Agreement, dated as of January 30, 2004, by and between Silicon Valley Bank and the Registrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.3	Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.4	Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form S-2/ A (File No. 333-112087).
10.5	Second Loan Modification Agreement, dated April 29, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2004 (File No. 000-27597).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.