Form 10-K
period 2004-07-31
NAVISITE INC
filed 2004-11-02
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

Common Stock, $0.01 par value
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $14,193,990 based on the last reported sale price of the registrant’s common stock on the Nasdaq SmallCap Market as of the close of business on January 30, 2004.

     As of September 30, 2004, there were 27,928,724 shares outstanding of the registrant’s common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2004 ANNUAL REPORT

ON FORM 10-K

PART I

SPECIAL NOTE

      All share numbers and share prices provided in this Annual Report on Form 10-K have been adjusted to reflect the 1-for-15 reverse stock split of our common stock effected on January 7, 2003.

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

Our Business

      We provide managed application services and a broad range of outsourced hosting services for middle-market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. Our service offerings allow our customers to outsource the hosting and management of their information technology infrastructure and applications, such as commerce systems, enterprise software applications and e-mail. We offer services that are designed to focus on the needs of middle-market organizations, where we believe the need for outsourcing is most acute. We believe that by using our services, our customers are able to focus on, and apply resources to, their core business operations by avoiding the significant ongoing investments required to replicate our infrastructure, performance, reliability and expertise. Our services include:

Managed Application Services	Application Hosting
(A-Services)	Application Management
Application Development
Managed Infrastructure Services	Content and Electronic Software Distribution
(I-Services)	Colocation
Bandwidth
Security
Disaster Recovery
Managed Messaging Services	Managed Messaging
(M-Services)

      We support a broad portfolio of outsourced application services including financial management, supply chain management, human resources management and customer relationship management. We provide these services to a range of vertical industries through our direct sales force and channel relationships. The applications we provide include PeopleSoft, Siebel Systems, Progress Software and Microsoft Business Solutions suite.

      Our service offerings are facilitated by our proprietary Collaborative Application Management platform, or CAM. Our CAM platform enables us, with our customers, to provide highly efficient, effective and customized management of their outsourced enterprise applications and information technology. Comprised of a suite of third-party and proprietary products, CAM provides tools designed specifically to meet the needs of customers who outsource or want to provide on-demand application services.

      We believe that the combination of CAM with our physical infrastructure and technical staff gives us a unique ability to provision on-demand application services for software providers for use by their customers. Because this on-demand provisioning capability is not dependent on the individual software application, CAM is application and operating platform neutral. Designed to enable enterprise software applications to be provisioned and used as an on-demand solution, the CAM technology allows us to offer new solutions to our software vendors and new products to our current customers.

      We currently operate 14 data centers in the United States and one data center in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.

      We currently service approximately 1,150 customers, including approximately 148 customers through our sales channel relationships. Our customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue.

      The audit report on our fiscal year 2004 consolidated financial statements from KPMG LLP, our independent auditors, contains an explanatory paragraph that states that our recurring losses since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern.

      We were formed in 1996 within CMGI, Inc., our former majority stockholder, to support the networks and host Web sites of CMGI, its subsidiaries and several of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with CMGI. We were incorporated in Delaware in December 1998. In October 1999, we completed our initial public offering of common stock and remained a majority-owned subsidiary of CMGI until September 2002. In September 2002, ClearBlue Technologies, Inc., or CBT, and its subsidiaries became our majority stockholder upon CBT’s acquisition from CMGI and Hewlett-Packard Financial Services Company of all of their shares of our common stock then held, warrants to purchase our common stock and convertible promissory notes issued by us in exchange for shares of CBT common stock. In December 2002 and August 2003, CBT transferred shares of our common stock held by it to its stockholders, including the shares of our common stock currently held by Hewlett-Packard Financial Services Company. In connection with CBT’s August 2003 transfers to its stockholders of its remaining shares of our common stock, Atlantic Investors, LLC, the indirect majority stockholder of CBT, became our majority stockholder. As of September 30, 2004, Atlantic Investors owned approximately 61% of the issued and outstanding shares of our common stock.

      Our corporate headquarters are located at 400 Minuteman Road, Andover, Massachusetts, and our telephone number is (978) 682-8300. Our Web site is found at www.navisite.com. The information available on, or that can be accessed through, our Web site is not a part of this report.

Fiscal Year 2004 Events and Developments

      Some of the significant events and developments that impacted us during fiscal year 2004 included:

•	In August 2003, we acquired assets of CBT related to colocation, bandwidth, security and disaster recovery services, enhancing our Managed Infrastructure Services and adding physical plant assets. The acquisition was accounted for as a combination of entities under common control (i.e., “as if pooling”).

Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oak Brook, Illinois; and Vienna, Virginia and assumed the revenue and expense of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California. Pursuant to the acquisition agreement, as amended on February 6, 2004, we had the right to acquire from CBT ownership of those additional subsidiaries for no additional consideration at any time on or prior to August 8, 2005, provided that any necessary third-party consents are first obtained. In April 2004, we exercised our right to acquire the additional subsidiaries and thereby acquired all of the outstanding shares of the four wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California.

•	In October 2003, our Board of Directors elected Thomas Evans to serve as a member of our Board of Directors.

•	On May 6, 2004, John J. Gavin, Jr. became our Chief Financial Officer, succeeding James W. Pluntze, who assumed the role of Senior Vice President of Finance.

•	On June 10, 2004, pursuant to an asset purchase agreement dated May 6, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge for three million shares of our common stock, two convertible promissory notes in the aggregate principal amount of approximately $39.3 million and the assumption of certain liabilities. This acquisition broadens our Managed Application Services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

Our Industry

      The dramatic growth in Internet usage and the enhanced functionality, accessibility and security of Internet-enabled applications have made conducting business on the Internet increasingly attractive. Many businesses are using Internet-enabled information technology infrastructure and applications to enhance their core business operations, increase efficiencies and remain competitive. Internet-enabled information technology infrastructure and applications extend beyond Web sites to software such as financial, email, enterprise resource planning, supply chain management and customer relationship management applications. Organizations have become increasingly dependent on these applications and they have evolved into important components of their businesses.

      As enterprises seek to remain competitive and improve profitability, we believe they will continue to implement increasingly sophisticated Internet-enabled applications. Some of the potential benefits of these applications include the ability to:

•	increase operating efficiencies and reduce costs;

•	build and enhance customer relationships by providing Internet-enabled customer service and technical support;

•	manage vendor and supplier relationships through Internet-enabled technologies such as online training and online sales and marketing; and

•	communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide.

      These benefits have driven increased use of Internet-enabled information technology infrastructure and applications which in turn have created a strong demand for specialized information technology support and applications expertise. An increasing number of businesses are choosing to outsource the hosting and management of these applications.

      The trend towards outsourced hosting and management of information technology infrastructure and applications by middle-market organizations is driven by a number of factors, including:

•	developments by major hardware and software vendors that facilitate outsourcing;

•	the need to improve the reliability, availability and overall performance of Internet-enabled applications as they increase in importance and complexity;

•	the need to focus on core business operations;

•	challenges and costs of hiring, training and retaining application engineers and information technology employees with the requisite range of information technology expertise; and

•	increasing complexity of managing the operations of Internet-enabled applications.

      Notwithstanding increasing demand for these services, we believe the number of providers has decreased over the past three years, primarily as a result of industry consolidation and bankruptcies. We believe this consolidation trend will continue and will benefit a small number of service providers that have the resources and infrastructure to cost effectively provide the scalability, performance, reliability and business continuity that customers expect.

Our Strategy

      Our goal is to become the leading provider of outsourced managed hosting and managed application services for middle-market organizations. Key elements of our strategy are to:

Deepen Existing Customer Relationships and Expand Our Customer Base. Most of our customers currently utilize only one of our service offerings. We plan to increase revenues with minimal additional costs by cross-selling our services to existing customers. We also plan to increase our customer base through direct sales and by expanding our channel relationships with key systems integrators and independent software vendors. For systems integrators, our flexibility and cost-effectiveness bolster their application development and management service. For independent software vendors, we provide the ability to offer their software as a managed service.

Improve Operating Margins Through Efficiencies. We have made significant improvements to our overall cost structure during the last twelve months. We intend to continue to improve operating margins as we improve the efficiency of our operations. As we grow, we will take advantage of our infrastructure capacity, our CAM platform and our automated processes. Due to the fixed cost nature of our infrastructure, increased customer revenue results in incremental improvements in our operating margins.

Grow Through Disciplined Acquisitions. We intend to derive much of our future growth through acquisitions of technologies, products and companies that improve our services and strengthen our position in our target markets. By utilizing our expertise in acquiring and effectively integrating complementary companies, we can eliminate duplicative operations, reduce costs and improve our operating margins. We will acquire companies that provide valuable technical capabilities and entry into target markets, and allow us to take advantage of our existing technical and physical infrastructure.

Emphasize and Invest in New High-Growth Service Areas. We plan to target emerging high growth service areas and increase the number of services we provide to our customers. These services include electronic software distribution and message archiving, as well as offering third-party enterprise software applications. As organizations become increasingly dependent on complex applications to run their businesses, we intend to provide technological innovation that will allow us to become an increasingly valuable provider to our customers.

Our Services

      We offer our customers a broad range of managed application, infrastructure and messaging services that can be deployed quickly and cost effectively. Our management expertise allows us to meet an expanding set of needs as our customers’ applications become more complex. Our experience and capabilities save our customers the time and cost of developing expertise in-house and we increasingly serve as the sole manager of our customers’ outsourced applications.

      All of our service offerings can be customized to meet our customers’ particular needs. Our proprietary CAM platform enables us to offer valuable flexibility without the significant costs associated with traditional customization.

      Our services include:

Managed Application Services (A-Services)

      Application Hosting Services — We provide fully managed application hosting services. We manage data centers, Internet connectivity, servers and networking, security (including firewalls, virtual private networks and intrusion detection), storage, load balancers, database clusters, operating systems, and Web and application servers.

      Application Management Services — We provide application management services for leading databases and complex software such as financial, enterprise resource planning, supply chain management and customer relationship management applications from software providers including PeopleSoft, Microsoft, Oracle and Siebel. Application management services are available in one of our data centers or via remote management on a customer’s premises.

      Application Development Services — We customize our customers’ Web sites to enable them to share Web-based information. Our development systems and software tools allow our customers to update and access the back-end systems that control and populate the data that updates their Web sites.

Managed Infrastructure Services (I-Services)

      Content and Electronic Software Distribution Services — Our content and electronic software distribution services allow customers to accelerate the distribution of Internet-based data to users while reducing costs typically associated with this function. Currently, our two primary areas of focus within this business are our caching and acceleration services and our electronic software distribution services.

•	Our caching and acceleration services are specifically designed to bring Web content and information closer to the end user, which results in a decrease in overall bandwidth usage for the customer as well as an increase in overall performance regardless of the user’s Internet connection.

•	Our electronic software distribution services allow software manufacturers to securely and reliably distribute patches, updates, and even large new versions of their software products to users. This service decreases their software distribution costs and increases their ability to distribute updates quickly and accurately by permitting them to largely bypass traditional distribution processes such as shipping a compact disc.

      Colocation Services — Our data centers provide our colocation customers with a secure place to gain rapid access to the Internet, without having to build their own physical infrastructure. Our data centers include multiple levels of security with camera surveillance, redundant uninterruptible power supply, heating, ventilation and air conditioning, monitored customer access 24 hours a day, seven days a week, and advanced fire suppression.

      Bandwidth Services — Our data centers provide Internet connectivity via a wide range of network providers and offer competitive bandwidth pricing.

      Security Services — We offer industry standard security services, including managed firewalls, intrusion detection, denial of service attack prevention and exposure analysis. For our security services, we utilize software and hardware from vendors including Netscreen, Checkpoint and Cisco.

      Disaster Recovery Services — Features of our disaster recovery program include back-up equipment, redundant data centers for physical separation, tape back-up and off-site archiving, storage on-demand, load balancing, fully replicated data content, remote access, and professional consulting services.

Managed Messaging Services (M-Services)

      Our M-Services include the monitoring and management of messaging applications, such as Microsoft Exchange and Lotus Domino, allowing customers to outsource their critical messaging applications. Customers can host their applications in one of our data centers or keep their servers in their own facility, which we monitor and manage remotely. In addition, our customers can choose to utilize dedicated servers or shared servers. We provide expert services to assist our customers with the migration from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino. We also have expertise to customize messaging and collaborative applications for our customers. We offer user provisioning, spam filtering, virus protection and enhanced monitoring and reporting.

      We are developing managed messaging services focused on allowing our customers to outsource other workplace communication applications, including online collaboration, business-class instant messaging, shared desktop and other solutions.

Collaborative Application Management (CAM) Platform

      Our proprietary CAM platform is a critical element of each of our service offerings. Our CAM platform allows us to work with our customers’ information technology teams, systems integrators and other third parties to provide our services to customers. Our CAM platform and its user interface help ensure full transparency to the customer and seamless operation of outsourced applications and infrastructure, including: (i) hardware, operating system, database and application monitoring; (ii) event management; (iii) problem resolution management; and (iv) integrated change and configuration management tools. Our CAM platform includes:

      Event Detection System — Our proprietary technology allows our operations personnel to efficiently process alerts across heterogeneous computing environments. This system collects and aggregates data from all of the relevant systems management software packages utilized by an information technology organization.

      Synthetic Transaction Monitoring — Our proprietary synthetic transaction methods emulate the end-user experience and monitor for application latency or malfunctions that affect user productivity.

      Automated Remediation — Our CAM platform allows us to proactively monitor, identify and fix common problems associated with the applications we manage on behalf of our customers. These automated fixes help ensure availability and reliability by remediating known issues in real time, and keeping applications up and running while underlying problems or potential problems are diagnosed.

      Component Information Manager — This central repository provides a unified view of disparate network, database, application and hardware information.

      Escalation Manager — This workflow automation technology allows us to streamline routine tasks and escalate critical issues in a fraction of the time that manual procedures require. Escalation manager initiates specific orders and tasks based on pre-defined conditions, ensuring clear, consistent communications with our customers.

Our Infrastructure

      Our infrastructure has been designed specifically to meet the demanding technical requirements of providing our services to our customers. We securely provide our services across Windows, Unix and Linux platforms. We believe our infrastructure, together with our trained and experienced staff, enable us to offer market-leading levels of service backed by high service level guarantees.

      Network Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network operations centers. Network and system management and monitoring tools continuously monitor our network and server performance. Our network operations center performs first-level problem identification, validation and resolution. Our primary network operations center in Andover, Massachusetts is staffed 24 hours a day, seven days a week with network, security, Windows, Unix and Linux personnel. We have technical support personnel located in our facilities in San Jose, California;

Syracuse, New York; and Houston, Texas, who provide initial and escalated support, 24 hours a day, seven days a week for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving any technical issues that arise.

      Data Centers — We currently have 14 data centers located in the United States and one data center located in the United Kingdom. Our data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

      Internet Connectivity — We have redundant high-capacity Internet connections to Level 3, Internap, WilTel and XO Communications. We have deployed direct private transit and peering Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks to improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ information technology infrastructure and applications.

Sales and Marketing

      Direct Sales — Our direct sales professionals are organized geographically in the United States and the United Kingdom. Our sales teams meet with customers to understand and identify their individual business requirements, then translate those requirements into tailored services. Our sales teams are also supported by customer relationship managers who are assigned to specific accounts in order to identify and take advantage of cross-selling opportunities. To date, most of our sales have been realized through our direct sales force.

      Channel Relationships — We also sell our services through third parties, including IBM, Progress Software application providers, SingTel and Accenture, pursuant to reseller or referral contracts with such third parties. These contracts are generally one to three years in length and provide the reseller a discount of approximately 25% from our list price or require us to pay a referral fee, typically ranging from approximately 4% to 10% of the amounts we receive from the customer. Typically, these third parties resell our services to their customers under their private label brand or under the NaviSite brand. In addition, we jointly market and sell our services with the products of Progress Software. For systems integrators, our flexibility and cost-effectiveness bolsters their application development and management services. For independent software vendors, we provide the opportunity to offer their software as a managed service.

      Marketing — Our marketing organization is responsible for defining and executing our overall market strategy. Our demand generation team focuses on identifying key market opportunities and customer segments which will best match our service portfolio and creates marketing programs which target those segments. We are actively building general awareness of our company and our strategy through public relations, marketing communications and product marketing. The marketing organization supports direct sales.

Customers

      Our customers include mid-sized companies, divisions of large multi-national companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing, retail, business services and government agencies.

      We increased our customer base to approximately 1,150 customers as of July 31, 2004, including approximately 148 customers through our sales channel relationships, from approximately 700 customers as of July 31, 2003, principally through acquisitions, an increase in our product offering portfolio and increased market demand.

      We derived approximately 2% and 31% of our revenue from CMGI and CMGI affiliates for the fiscal years ended July 31, 2003 and 2002, respectively. During the fiscal year ended July 31, 2004, revenue from CMGI and CMGI affiliates was less than 1% of our total revenue.

      We derived approximately 12%, 21% and 0% of our revenue from the New York State Department of Labor for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. The contract with the New York State Department of Labor is scheduled to expire in June 2005, but the New York State Department of Labor has the right to terminate the contract at any time by providing us with 60 days notice. On November 25, 2003, we announced that the New York State Department of Labor added $52 million to its existing contract with us to provide application hosting and application development services in support of the America’s Job Bank Web site and related programs. This amendment to the existing five-year, $83 million hosting and services contract also decreased the hourly rates for various services that we provide under the contract by an average of approximately 21%. America’s Job Bank is a 20-year-old labor exchange network developed and funded by the U.S. Department of Labor and state employment service offices to link employers and job seekers. The New York State Department of Labor has the ability to purchase additional services to meet the projected contract needs until the expiration of the contract in 2005.

      Other than CMGI, CMGI affiliates and the New York State Department of Labor, no other customer represented 10% or more of our revenue for the fiscal years ended July 31, 2004, 2003 and 2002. Substantially all of our revenues are derived from, and substantially all of our plant, property and equipment are located in, the United States.

Competition

      We compete in the managed hosting and application services market, the managed infrastructure services market and the managed messaging services market. These markets are fragmented, highly competitive and likely to be characterized by industry consolidation.

      We believe that participants in these markets must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our markets include:

•	quality of service delivered;

•	ability to consistently measure, track and report operational metrics;

•	application hosting, infrastructure and messaging management expertise;

•	fast, redundant and reliable Internet connectivity;

•	a robust infrastructure providing availability, speed, scalability and security;

•	comprehensive and diverse service offerings and timely addition of value-add services;

•	brand recognition;

•	strategic relationships;

•	competitive pricing; and

•	adequate capital to permit continued investment in infrastructure, customer service and support, and sales and marketing.

      We believe that we compete effectively based on our breadth of service offerings, the strength of our CAM platform, our existing infrastructure capacity and our pricing.

      Our current and prospective competitors include:

•	hosting and related services providers, including Data Return, LLC, Globix Corp., SAVVIS (which acquired the Cable & Wireless business including Exodus and Digital Island businesses), IBM, AT&T, and local and regional hosting providers;

•	application services providers, such as Corio, Inc., USinternetworking, Inc. (USi) and Blue Star Systems, Inc., a subsidiary of Affiliated Computer Services, Infocrossing, Inc., Electronic Data Systems Corp., and Computer Sciences Corporation;

•	content and electronic software distribution providers, such as Akamai, Inc., Speedera Networks, Inc., Digital River, Inc., and Intraware, Inc.;

•	colocation providers, including SAVVIS, Inflow, Inc., and Switch & Data Facilities Company, Inc.; and

•	messaging providers, including Critical Path, Inc., Internoded, Inc., and USA.net, Inc.

Intellectual Property

      We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not have any patents that would prevent or inhibit competitors from using technology similar to ours or entering our market. While it is our practice to require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition (for employees only) and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we cannot assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.

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

Employees

      As of July 31, 2004, we had 559 employees. Of these employees, 387 were principally engaged in operations, 80 were principally engaged in sales and marketing and 92 were principally engaged in general and administration. None of our employees is party to a collective bargaining agreement, and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

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

Certain Risk Factors That May Affect Future Results

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

      We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern. We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative operating cash flows for each quarterly and annual period. As of July 31, 2004, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $439.9 million. During the fiscal year ended July 31, 2004, we had a net loss of approximately $21.4 million. The audit report from KPMG LLP, our independent auditors, relating to our fiscal year 2004 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

      We need to obtain additional financing, which may not be available on favorable terms, or at all. As of July 31, 2004 we had approximately $3.2 million of cash and cash equivalents and a working capital deficit of approximately $36.7 million. Our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement as of July 31, 2004 was $20.4 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in prepaid expenses and other current assets on our July 31, 2004 Consolidated Balance Sheet. If we do not raise additional capital, our business may not continue as a going concern.

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

      In recent years, we have generally financed our operations with proceeds from selling shares of our stock and borrowing funds. There can be no assurance that additional financing will be available on favorable terms, or at all. In addition, even if we find outside funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

      We may not realize all of the anticipated benefits of our recent acquisition of Surebridge. On June 10, 2004, pursuant to an asset purchase agreement dated May 6, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge for three million shares of our common stock, two promissory notes in the aggregate principal amount of approximately $39.3 million and the assumption of certain liabilities.

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

There can be no assurance that the integration of Surebridge with NaviSite will result in the realization of the full benefits that we anticipate in a timely manner or at all.

      The convertible promissory notes we issued in the Surebridge acquisition may negatively affect our liquidity and our ability to obtain additional financing and operate and manage our business. On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. In addition, if at any time during the first six months after the date of the notes we complete certain equity or debt financings, including our proposed public offering, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total net proceeds received by us in the financing. If we receive net proceeds of less than $20.0 million in a debt or equity financing, then we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If we receive net proceeds of between $20.0 million and $30.0 million, then we would be obligated to make a payment on the notes equal to $15.0 million. If we receive net proceeds in excess of $30.0 million, then we would be obligated to make a payment on the notes equal to 50% of the net proceeds.

      In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets at any time after six months from the date the notes were issued, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total payments, if any, made on the notes during the first six months after the notes were issued. If the amount we paid on the notes during the first six months the notes were outstanding is less than $10.0 million, we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding was greater than $15.0 million, we would be obligated to make a payment on the notes equal to 50% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding is between $10.0 million and $15.0 million, we would be obligated to make a payment on the notes equal to a percentage between 50% and 75% of the net proceeds received in the financing, such percentage to be calculated in accordance with a formula set forth in the notes.

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

      Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions. The outstanding principal and accrued interest on the two Surebridge promissory notes shall be convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder:

•	at any time following the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

•	at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	at any time following the second anniversary of the closing; and

•	at any time following an event of default thereunder.

      If the promissory notes are converted into shares of common stock, Surebridge may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Surebridge elect to convert all of the initial principal amount of its two convertible promissory notes into shares of our common stock, Surebridge would own approximately 11,466,000 shares of our common stock, which, based on our capitalization as of September 30, 2004, would be approximately 32% of our outstanding shares of common stock.

      In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions.

      Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of July 31, 2004, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

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

      If we breach our accounts receivable financing agreement with Silicon Valley Bank, which may be deemed to have occurred upon an event of default under the promissory notes issued in the Surebridge transaction, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank and all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. A default under the accounts receivable financing agreement could also result in a cross-default under the promissory notes issued in the Surebridge transaction thereby accelerating the repayment obligation on the notes and also allowing the holder to elect to convert the principal and accrued interest thereon into shares of our common stock.

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

      A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows. The New York State Department of Labor represented approximately 12% of our consolidated revenue for the fiscal year ended July 31, 2004. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor, and its funding allowance, expires in June 2005. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

      Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions. Atlantic Investors owns approximately 61% of our outstanding capital stock as of September 30, 2004. In addition, Atlantic Investors holds a note in the principal amount of $3.0 million due upon the earlier to occur of February 1, 2005, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after satisfying the mandatory prepayment obligations under the promissory notes issued to Surebridge. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

      Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned. Since December 2002, we have acquired ClearBlue Technologies Management, Inc., or CBTM (accounted for as an “as if pooling”), Avasta, Conxion, selected assets of Interliant, all of the shares of ten wholly-owned subsidiaries of ClearBlue Technologies, Inc., or CBT (accounted for as an “as if pooling”), and substantially all of the assets and liabilities of Surebridge. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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

      If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy or to continue to provide services and technical support to our customers could be adversely affected and we may not be successful in attracting new customers. We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations, including adversely affecting the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past two years, we have had significant reductions-in-force due to redundancies and restructurings resulting from the consolidation of our acquired companies. We have also had a number of departures of several members of senior management due primarily to the change of control of NaviSite on September 11, 2002. In the event future reductions or departures of employees occur, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

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

      Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 8% of our total revenue during the fiscal year ended July 31, 2004. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

      The price of our common stock has been volatile, and may continue to experience wide fluctuations. Since January 1, 2004, our common stock has closed as low as $1.41 per share and as high as $7.30 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Should the market price of our common stock be below $1.00 per share for an extended period, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.

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

Facilities

      Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data center in the United Kingdom. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA(1)	Data Center and Office	66,350	November 2006
La Jolla, CA(1)	Office	16,810	December 2006
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Data Center	23,342	November 2009
Atlanta, GA(1)	Office	10,577	September 2006
Atlanta, GA(1)	Office	21,670	May 2005
Chicago, IL(1)	Office	4,453	February 2008
Chicago, IL	Data Center	6,800	January 2009
Oak Brook, IL	Data Center	16,780	September 2009

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

Andover, MA	Office	16,500	March 2006
Andover, MA	Data Center and Office	90,000	January 2018
Boston, MA	Data Center and Office	4,651	December 2005
Lexington, MA	Office	21,056	April 2006
Syracuse, NY	Data Center	21,246	November 2008
Syracuse, NY(1)	Office	44,002	December 2007
Syracuse, NY(1)	Office	5,016	May 2009
New York, NY	Office	1,500	March 2005
New York, NY	Data Center	33,286	May 2008
Las Vegas, NV	Data Center	28,560	February 2010
Dallas, TX	Data Center	27,370	January 2010
Houston, TX(1)	Data Center and Office	29,545	October 2008
Vienna, VA(1)	Office	22,270	July 2005
Vienna, VA	Data Center and Office	23,715	February 2010
Milwaukee, WI	Data Center	5,200	March 2010
London, England	Data Center	4,022	March 2010
Amsterdam, The Netherlands(1)	Office	3,017	January 2005

(1)	We have impaired office space at this facility.

      We believe that these offices and data centers are adequate to meet our foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings

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

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). As of August 13, 2004, the Preliminary Approval Motion has been fully briefed but the Court has not ruled upon or set a date for oral argument, if any, on the Preliminary Approval Motion. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. The discovery phase of the case has concluded and the parties may serve dispositive motions through December 2004. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend them. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows.

Lighthouse International

      On October 28, 2002, CBTM, one of our subsidiaries, filed a complaint in United States District Court for the Southern District of New York against Lighthouse International, alleging six causes of action for copyright infringement, breach of contract, account stated, unjust enrichment, unfair competition, and misappropriation and/or conversion. The total claimed damages are in the amount of approximately $1.9 million. On or about January 16, 2003, Lighthouse filed and served its answer and counterclaimed against CBTM claiming approximately $3.1 million in damages and $5.0 million in punitive relief.

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

      As to the U.S. District Court matter, the exchange of written discovery and the majority of depositions of witnesses have been completed. On June 15, 2004, District Court Judge Pauley determined that both parties could proceed with their respective summary judgment motions. All motion papers were to be submitted by September 20, 2004, with oral argument scheduled for October 15, 2004.

      On August 4, 2004, however, upon the application of CBTM, Bankruptcy Court Judge Gerber preliminarily enjoined Lighthouse from asserting claims or counterclaims against CBTM relating to the Lighthouse contract or any assets acquired by CBTM from AppliedTheory pursuant to the sale order, except for the purpose and to the extent necessary to setoff claims brought by CBTM against Lighthouse relating to the Lighthouse contract. As a result, Lighthouse is limited to seeking only those pre- and post- bankruptcy counterclaims that may constitute as set-offs against the claims asserted by CBTM. Subsequent to issuing the injunction order, Bankruptcy Judge Gerber held several conferences urging the parties to submit their dispute to court-ordered mediation. In conjunction with the Bankruptcy Court’s request, District Court Judge Pauley ordered a stay of all remaining expert discovery and motion procedures pending the participation and completion of mediation as requested by Bankruptcy Court Judge Gerber. The matter was then transferred to mediation by order of the Courts.

      In September, 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. Mr. Stricken has asked for follow-up discussions with the parties on an individual basis to determine whether continued mediation is warranted.

      Pursuant to an October 1, 2004 Order of Judge Pauley, the parties are to advise the District Court of any disposition of the bankruptcy proceedings. A telephone status conference on December 3, 2004 will also be held by Judge Pauley. The stay of expert discovery and motion procedures shall continue until that date. Because of the uncertain outcome of such mediation, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Acquisition Corp., Avasta and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed by Convergence Associates, Inc. (“Convergence Associates”) on behalf of substantially all of the former shareholders of Avasta claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought included in excess of 782,790 shares of our common stock. On September 30, 2004, the arbitrator issued a decision with respect to the demand for arbitration. The arbitrator found that we breached our obligations under the Agreement and ordered us to issue to the former Avasta shareholders, or their designee, an aggregate of 321,880 shares of our common stock. In addition, the arbitrator determined that, as the prevailing party, Convergence Associates is entitled to recover from us its reasonable attorneys’ fees, costs and disbursements. On October 11, 2004, Convergence Associates submitted its application for reasonable attorneys’ fees, costs and disbursements in the range of approximately $750,957 to $957,000. We filed an objection to Convergence Associates’ proposed fees on October 25, 2004. Convergence Associates has until November 2, 2004 to respond to our objection. When the arbitrator makes the final award of fees, that order, together with the decision issued on September 30, 2004, will constitute the final, non-appealable award of the arbitrator.

Engage Bankruptcy Trustee Claim

      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust, filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly-owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows, except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 6, 2004, Atlantic Investors, LLC, our majority stockholder, delivered to us an executed written consent of stockholders approving (i) the issuance of (a) 3,000,000 shares of our common stock to Surebridge, Inc., and (b) the shares of our common stock issuable upon conversion of the convertible promissory notes in the aggregate principal amount of $39.3 million issued by us to Surebridge, Inc. and (ii) the amendment of our Amended and Restated 2003 Stock Incentive Plan to increase the maximum number of shares of our common stock available for issuance thereunder from 3,800,000 to 6,800,000 shares. Under federal law governing the taking of stockholder action by written consent, the written consent will be deemed effective 20 days after the mailing of an information statement to stockholders of NaviSite pursuant to the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended. NaviSite has not yet mailed the information statement to its stockholders, and the written consent, therefore, has not yet become effective.

PART II

Item 5.	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “NAVI”. Prior to June 7, 2002, our common stock was traded on the Nasdaq National Market. As of September 30, 2004, there were 225 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market and on The Nasdaq National Market, and is adjusted to give effect to the January 7, 2003 one-for-fifteen reverse stock split.

	High	Low

Fiscal Year Ended July 31, 2004:
May 1, 2004 through July 31, 2004	$5.45	$1.78
February 1, 2004 through April 30, 2004	$8.00	$3.74
November 1, 2003 through January 31, 2004	$10.48	$4.21
August 1, 2003 through October 31, 2003	$5.45	$2.31
Fiscal Year Ended July 31, 2003:
May 1, 2003 through July 31, 2003	$3.97	$1.26
February 1, 2003 through April 30, 2003	$1.86	$0.92
November 1, 2002 through January 31, 2003	$4.50	$0.85
August 1, 2002 through October 31, 2002	$4.20	$1.50

      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Certain Risk Factors That May Affect Future Results.”

      We have never paid cash dividends on our common stock. We currently anticipate retaining all available earnings, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our Accounts Receivable Financing Agreement dated May 27, 2003, as amended, with Silicon Valley Bank restricts the payment of cash dividends on our common stock.

      We did not repurchase any shares of common stock during fiscal 2004.

      Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Recent Sales of Unregistered Securities

      On May 19, 2004, Silicon Valley Bancshares exercised an outstanding warrant for the purchase of shares of our common stock on a net issuance basis. Pursuant to the terms of the warrant, we issued an aggregate of 73,738 shares of common stock to Silicon Valley Bancshares. The shares of common stock were issued and sold to Silicon Valley Bancshares in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by NaviSite not involving a public offering. No underwriters were involved in the issuance and sale of these shares of common stock.

      On June 10, 2004, we acquired substantially all of the assets and liabilities of Surebridge. Pursuant to the terms of the asset purchase agreement dated May 6, 2004, on June 10, 2004, the date of the closing, we issued to Surebridge (i) 3,000,000 shares of our common stock, and (ii) two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. The promissory notes that we issued to Surebridge accrue interest on the unpaid balance at an annual rate of 10%, however no interest accrues on any principal paid within nine months of the closing. In the event that we realize net proceeds in excess of $1.0 million from equity or debt financings or sales of assets, we are obligated to use a significant portion of the proceeds to make payments on the notes. The notes must be paid in full no later than the second anniversary of the closing. The outstanding principal of, and accrued interest on, the notes are convertible into shares of our common stock at a conversion price of $4.642 at the election of the holder:

(i) at any time following the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

(ii) at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

(iii) at any time following the second anniversary of the closing; and

(iv) at any time following an event of default thereunder.

      The offers and sales of these shares and the promissory notes were effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as a sale by NaviSite not involving a public offering. No underwriters were involved in the issuance and sale of these shares of common stock or the promissory notes.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of results of any future period.

	Year Ended July 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Revenue	$91,126	$75,281	$40,968	$66,358	$24,870
Revenue, related parties	46	1,310	18,453	36,368	24,893

Total revenue	91,172	76,591	59,421	102,726	49,763

Cost of revenue	68,379	70,781	67,000	127,155	68,496
Impairment, restructuring and other	917	—	68,317	1,930	—

Total cost of revenue	69,296	70,781	135,317	129,085	68,496

Gross profit (loss)	21,876	5,810	(75,896)	(26,359)	(18,733)

Operating expenses:
Product development	1,075	950	5,281	14,072	5,197
Selling and marketing	9,567	5,960	9,703	32,251	22,805
General and administrative	24,714	20,207	19,272	33,011	12,270
Impairment, restructuring and other	5,286	8,882	(2,633)	8,011	—

Total operating expenses	40,642	35,999	31,623	87,345	40,272

Loss from operations	(18,766)	(30,189)	(107,519)	(113,704)	(59,005)
Other income (expense):
Interest income	126	851	1,060	2,753	2,027
Interest expense	(3,181)	(43,403)	(14,718)	(8,042)	(1,001)
Other income (expense), net	468	(733)	(516)	292	9

Loss before income tax expense and cumulative effect of change in accounting principle	(21,353)	(73,474)	(121,693)	(118,701)	(57,970)
Income tax expense	(1)	(153)	—	—	—

Loss before cumulative effect of change in accounting principle	(21,354)	(73,627)	(121,693)	(118,701)	(57,970)
Cumulative effect of change in accounting principle	—	—	—	(4,295)	—

Net loss	$(21,354)	$(73,627)	$(121,693)	$(122,996)	$(57,970)

Per common share:
Basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.85)	$(6.32)	$(22.30)	$(30.18)	$(20.57)
Cumulative effect of change in accounting principle	—	—	—	(1.09)	—

Net loss	$(0.85)	$(6.32)	$(22.30)	$(31.27)	$(20.57)

Basic and diluted weighted average number of common shares outstanding	25,160	11,654	5,457	3,933	2,818

BALANCE SHEET DATA:
Working capital (deficit)	$(36,711)	$(16,301)	$16,516	$(9,683)	$48,159

Total assets	$123,864	$69,371	$53,534	$112,266	$175,461

Long-term obligations	$50,224	$13,577	$28,073	$69,852	$24,988

Stockholders’ equity (deficit)	$11,082	$16,879	$8,544	$(6,962)	$97,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

      We provide our services to customers typically pursuant to agreements with a term of one to three years and monthly payment installments. As a result, these agreements provide us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals or terminations of agreements with existing customers.

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

      In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly-owned subsidiary of our majority stockholder at the time of the acquisition and therefore was accounted for as a common control merger), adding application management and development capabilities to our Managed Application Services; in February 2003, we acquired Avasta, adding capabilities to our Managed Application Services; in April 2003, we acquired Conxion, providing key services to our Managed Application Services and Managed Infrastructure Services; in May 2003, we acquired assets of Interliant, forming the core of our Managed Messaging Services; and in August 2003 and April 2004, we acquired assets of CBT (which was our majority stockholder at that time and therefore was accounted for as a common control merger) related to colocation, bandwidth, security and disaster recovery services, enhancing our Managed Infrastructure Services. In June 2004, we acquired substantially all of the assets and liabilities of Surebridge adding significant capabilities to our Managed Application and Professional Services. Prior to September 2002, substantially all of our services were managed application services, and we have added managed infrastructure and managed messaging services and increased managed applications and professional services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.

      Our acquisitions of CBTM and assets of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT, CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion and selected assets of Interliant were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statement of Operations and Consolidated

Statement of Cash Flows from their respective dates of acquisition of February 5, 2003, April 2, 2003 and May 16, 2003. Our acquisition of substantially all of the assets and liabilities of Surebridge was accounted for using the purchase method of accounting and the results of operations and cash flows relating to this acquisition have been included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows from its acquisition date of June 10, 2004.

      The audit report on our fiscal year 2004 consolidated financial statements from KPMG LLP, our independent auditors, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot assure you that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.

Results of Operations

      The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

	Year Ended July 31,

	2004	2003	2002

Revenue	99.9%	98.3%	68.9%
Revenue, related parties	0.1%	1.7%	31.1%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue	75.0%	92.4%	112.8%
Impairment, restructuring and other	1.0%	0.0%	115.0%

Total cost of revenue	76.0%	92.4%	227.8%

Gross profit (loss)	24.0%	7.6%	(127.8)%

Operating expenses:
Product development	1.2%	1.2%	8.9%
Selling and marketing	10.5%	7.8%	16.3%
General and administrative	27.1%	26.4%	32.4%
Impairment, restructuring and other	5.8%	11.6%	(4.4)%

Total operating expenses	44.6%	47.0%	53.2%

Loss from operations	(20.6)%	(39.4)%	(181.0)%
Other income (expense):
Interest income	0.1%	1.1%	1.8%
Interest expense	(3.4)%	(56.7)%	(24.8)%
Other income (expense), net	0.5%	(1.0)%	(0.9)%

Loss before income tax expense	(23.4)%	(96.0)%	(204.9)%
Income tax expense	0.0%	(0.2)%	0.0%

Net loss	(23.4)%	(96.2)%	(204.9)%

Comparison of the Years 2004, 2003 and 2002

Revenue

      We derive our revenue from outsourced managed hosting, colocation and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies.

      Total revenue for fiscal year 2004 increased 19% to approximately $91.2 million from approximately $76.6 million in fiscal year 2003. The overall growth in revenue was mainly due to the full year impact of the revenue resulting from our fiscal year 2003 acquisitions and revenue resulting from our fiscal year 2004 acquisitions which combined contributed approximately $33.8 million in revenue during the year ended July 31, 2004. The increased revenue during fiscal year 2004 was partially offset by net lost customer revenue of approximately $19.6 million. Revenue from related parties decreased 96% during the year ended July 31, 2004 to approximately $46,000 from approximately $1.3 million during the year ended July 31, 2003.

      Total revenue for fiscal year 2003 increased 29% to approximately $76.6 million from approximately $59.4 million in fiscal year 2002. The overall growth in revenue was mainly due to revenue resulting from an increased number of customers gained pursuant to our acquisitions, which contributed approximately $48.7 million in revenue during fiscal year 2003, offset by net lost customer revenue of approximately $31.5 million. Revenue from non-related parties increased by 84% to approximately $75.3 million in fiscal year

2003 from approximately $41.0 million in fiscal year 2002 but was offset by a decline in revenue from related parties. Revenue from related parties decreased by 93% to approximately $1.3 million in fiscal year 2003 from approximately $18.5 million in 2002. Revenue from related parties principally consisted of sales of services to CMGI and its affiliates until September 2002 when CMGI sold its equity and debt interests in us to CBT, and then this related party revenue was recorded as revenue. The decrease in related party revenue for fiscal year 2003 as compared to fiscal year 2002 was primarily attributable to CMGI’s affiliates terminating their relationships with us upon the completion of their contracts.

      Included in fiscal year 2002 revenue is approximately $2.9 million in non-recurring revenue from early contract termination settlements, primarily from related parties, including $2.4 million from the termination of a web hosting agreement with Engage, Inc.

      In fiscal year 2004, one unrelated customer accounted for 12% of our revenue. In fiscal year 2003, one unrelated customer accounted for 21% of our revenue and in fiscal year 2002 one CMGI affiliate accounted for approximately 11% of our revenue.

Gross Profit (Loss)

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Gross profit of $21.9 million for the year ended July 31, 2004 increased approximately $16.1 million, or 277%, from a gross profit of approximately $5.8 million for the year ended July 31, 2003. Gross profit for fiscal year 2004 represented 24% of total revenue, as compared to 8% of total revenue for fiscal year 2003. Total cost of revenue decreased approximately 2% to $69.3 million in fiscal year 2004 from approximately $70.8 million in fiscal year 2003. The decrease in cost of revenue of $1.5 million resulted primarily from cost reductions relating to the integration of our acquisitions, the scaling of our fixed infrastructure costs over a larger revenue/customer base, and the reduction of depreciation expense due to lower levels of capital equipment purchases, partially offset by an increase in amortization of intangible assets related to our fiscal 2003 and 2004 acquisitions. Included in total cost of revenue for fiscal year 2004 are impairment and restructuring charges totaling $917,000.

      Gross profit of $5.8 million for the year ended July 31, 2003 increased approximately $81.7 million, from a gross loss of $75.9 million for the year ended July 31, 2002. Total cost of revenue decreased 48% to approximately $70.8 million in fiscal year 2003 from approximately $135.3 million in fiscal year 2002. An impairment charge of $68.3 million is included in total cost of revenue for fiscal year 2002. The increase in cost of revenue, net of the impairment charge, of $3.8 million resulted primarily from the addition of approximately $14.2 million in cost of revenue from the acquisitions of subsidiaries of CBT netted with a $10.4 million reduction in our cost of revenue. The $10.4 million reduction in our cost of revenue consisted primarily of reductions in depreciation of $11.1 million, equipment lease and related costs of $6.4 million due to restructuring that took place in fiscal year 2002 partially offset by increases in labor costs of $4.0 million, bandwidth costs of $1.6 million and software licenses of $1.4 million related to acquisitions made in fiscal year 2003.

Cost of Revenue — Impairment, Restructuring and Other

      Costs associated with impairment, restructuring and other were $0.9 million in fiscal year 2004, and relate to the abandonment of data center space at our Vienna, Virginia facility.

      In fiscal year 2002, we recorded a $68.3 million impairment charge related to leased and owned equipment and long-lived assets. The components of this charge are as follows:

•	As a result of a physical inventory of our customer-dedicated equipment, we recorded an impairment charge of $1.5 million for obsolete equipment and for equipment no longer on hand and identified certain excess assets not in use.

•	We modified the payment amounts and terms of operating leases with three equipment vendors such that the modified leases qualify as capital leases. One of the resulting capital leases is payable in 24 equal monthly payments of $38,000, starting in December 2001. The second capital lease has total payments of $2.6 million, of which $1.0 million was paid in the second quarter of fiscal year 2002 and $1.6 million was paid in fiscal year 2003. The third capital lease is payable in 28 monthly payments of $4,700 for the first four months and $20,400 for the remaining 24 months, starting in April 2002. The equipment under all resulting capital leases was capitalized at the fair market value of the equipment at the time of the modification, determined to be $1.1 million, which was lower than the present value of the future minimum lease payments based on our estimated incremental borrowing rate of 12%. Because the fair market value of the equipment was less than the consideration given, based on a third-party appraisal, we recorded an asset impairment charge of approximately $1.0 million. In addition, we returned some equipment held under operating leases with one of the above lessors and incurred and paid a breakage fee of $397,000.

•	We recorded a net $1.9 million charge representing the future estimated remaining minimum lease payments related to certain idle equipment held under various operating leases. The equipment had previously been rented to former customers under operating leases, and upon the loss of the customer, the equipment became idle. Based on our then forecasts, the equipment would not be utilized before the related operating leases expired and/ or the equipment became obsolete.

•	We evaluated the current and forecasted utilization of our purchased software licenses. As a result of this evaluation, during the second quarter of fiscal year 2002, we recorded a $365,000 impairment for software licenses that would not be utilized before the licenses expired and/or became obsolete.

•	We finalized agreements with various equipment lessors whereby we purchased equipment previously held under operating leases for approximately $42.0 million. The fair market value of the equipment at the time of purchase, based on third-party appraisal, was approximately $14.3 million. As the aggregate fair market value of the equipment, based on third-party appraisal, was less than the aggregate consideration given, we recorded an asset impairment charge of approximately $24.9 million, as a separate component of cost of revenue, in fiscal year 2002.

•	A number of factors occurring during the fourth quarter of fiscal year 2002 impacted our long-lived assets including both our expected future cash flow generation and our expected utilization of the assets within revised operating plans. These factors included the further deterioration of market conditions within our industry, excess capacity in the industry and in our two data centers, our anticipated data center utilization and our revised business model.

      Based on these factors and their impact on current and future projected cash flows, we performed an assessment of the carrying value of our long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The conclusion of this assessment was that the decline in market conditions within our industry was significant and other than temporary. In this assessment, we reviewed our long-lived assets, which included property, equipment and goodwill. The carrying amount of goodwill, which totaled $186,000, was considered unrecoverable and was written-off as of July 31, 2002 and was included as a component of general and administrative expense.

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

Operating Expenses

      Product Development. Product development expense consists primarily of salaries and related costs.

      Product development expense increased 13% to approximately $1.1 million in fiscal year 2004 from approximately $950,000, in fiscal year 2003 and represented approximately 1.2% of total revenue in both fiscal years. The increase in product development expense of approximately $125,000 is primarily related to increased salary expense resulting from an increased headcount.

      Product development expense decreased 82% to approximately $950,000, or 1.2% of total revenue, in fiscal year 2003 from approximately $5.3 million, or 8.9% of total revenue, in fiscal year 2002. The decrease in product development expenses is primarily related to reduced headcount and related costs resulting from the decrease in product development personnel in fiscal year 2003 from fiscal year 2002, combined with a reduction in allocated depreciation and equipment rental expense.

      Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.

      Selling and marketing expense increased 61% to approximately $9.6 million, or 10.5% of total revenue, in fiscal year 2004 from approximately $6.0 million, or 7.8% of total revenue, in fiscal year 2003. The increase of approximately $3.6 million resulted primarily from increased salary expense resulting from an increased headcount of selling personnel as well as an increase in marketing program costs.

      Selling and marketing expense decreased 39% to approximately $6.0 million, or 7.8% of total revenue, in fiscal year 2003 from approximately $9.7 million, or 16.3% of total revenue, in fiscal year 2002. The decrease of approximately $3.7 million resulted primarily from a reduction in salary and related costs of approximately $2.6 million, a reduction of allocated rent of approximately $800,000 and a reduction in marketing program costs of approximately $300,000.

      General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

      General and administrative expense increased 22% to approximately $24.7 million, or 27.1% of total revenue, in fiscal year 2004 from approximately $20.2 million, or 26.4% of total revenue, in fiscal year 2003. The increase of approximately $4.5 million was primarily the result of increased salary expense resulting from an increased headcount, as well as increases in legal expenses and bad debt expense partially offset by decreases in severance, consulting, insurance and accounting fees.

      General and administrative expense increased 4.9% to approximately $20.2 million, or 26.4% of total revenue, in fiscal year 2003 from approximately $19.3 million, or 32.4% of total revenue, in fiscal year 2002. The increase of approximately $935,000 was mainly the result of the addition of approximately $1.3 million in CBT general and administrative expense, offset by a net decrease in expenses of approximately $400,000. The $400,000 is primarily comprised of a reduction in bad debt expense of $2.5 million, partially offset by increases in headcount related expenses of $1.2 million, increased accounting and legal fees of $800,000 and increased expense for amortization of intangibles related to the CBTM acquisition during the fiscal year.

Operating Expenses — Impairment, Restructuring and Other

      Costs associated with impairment, restructuring and abandonment of leased facilities included in operating expenses were approximately $5.3 million in fiscal year 2004, as compared to costs associated with impairment, restructuring and abandonment of lease facilities of approximately $8.9 million in fiscal year 2003. The costs incurred during fiscal year 2004 relate primarily to the abandonment of administrative space at our San Jose, California; Houston, Texas; and Syracuse, New York facilities.

      Costs associated with impairment, restructuring and other increased to approximately $8.9 million in fiscal year 2003 compared to a reversal of a portion of a previous impairment and restructuring charge of approximately $2.6 million in fiscal year 2002. The increase is due primarily to abandonment of administrative space at our 400 Minuteman Road, Andover, Massachusetts facility and the abandonment of administrative space at our La Jolla, California office and approximately $2.0 million impairment of intangible assets by CBT. We recorded a charge equal to the amount of rent and other direct costs for the period the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a subtenant under a sublease over the remainder of the lease term.

Interest Income

      Interest income decreased 85% to approximately $126,000, or 0.1% of total revenue, in fiscal year 2004 from approximately $851,000, or 1.1% of total revenue, in fiscal year 2003. The decrease is due primarily to the reduced levels of average cash on hand.

      Interest income decreased 20% to approximately $851,000, or 1.1% of total revenue, in fiscal year 2003 from approximately $1.1 million, or 1.8% of total revenue, in fiscal year 2002. The decrease is due primarily to the reduced levels of average cash on hand.

Interest Expense

      Interest expense decreased 93% to approximately $3.2 million, or 3.4% of total revenue, in fiscal year 2004 from approximately $43.4 million, or 56.7% of total revenue, in fiscal year 2003. The decrease of $40.2 million is due mainly to the non-cash write-off of the unamortized beneficial conversion feature related to the conversion of the $65 million of convertible notes during fiscal year 2003.

      Interest expense increased 195% to approximately $43.4 million, or 56.7% of total revenue, in fiscal year 2003 from approximately $14.7 million, or 24.8% of total revenue, in fiscal year 2002. The increase of $28.7 million is due mainly to the non-cash write-off of the unamortized beneficial conversion feature related to the conversion of the $65.0 million of convertible notes during fiscal year 2003.

Other Income (Expense), Net

      Other income was approximately $468,000 in fiscal year 2004, as compared to other expense of approximately $733,000 in fiscal year 2003. The other income recorded during fiscal year 2004 includes a $350,000 settlement related to a sublease agreement.

      Other expense increased 42% to an expense of approximately $733,000 in fiscal year 2003 from an expense of $516,000 in fiscal year 2002. This increase is mainly due to increased fees related to the accounts receivable financing agreement with Silicon Valley Bank.

Liquidity and Capital Resources

      As of July 31, 2004, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million at July 31, 2004, as compared to a working capital deficit of $16.3 million, including cash and cash equivalents of $3.9 million, at July 31, 2003.

      The total net change in cash and cash equivalents for the fiscal year ended July 31, 2004 was a decrease of $0.7 million. The primary uses of cash during fiscal year 2004 included $4.6 million of cash used for operating activities, $4.3 million for purchases of property and equipment, and $8.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during fiscal year 2004 were a $1.7 million decrease in restricted cash, $0.4 million in proceeds associated with the exercise of stock options under the employee stock option plans, $13.5 million in net proceeds from our financing agreements and $0.6 million in proceeds from sale-leaseback and note payable transactions. Net cash used for operating activities of $4.6 million during the fiscal year ended July 31, 2004, resulted primarily from our $21.4 million net loss, partially offset by $22.6 million in non-cash charges, and $5.8 million used by net changes in operating assets and liabilities. At July 31, 2004, we had an accumulated deficit of $439.9 million, and have reported losses from operations since incorporation. At July 31, 2003, we had an accumulated deficit of $415.7 million.

      Prior to May 2003, our primary sources of cash to fund our operations were sales of equity and convertible debt securities. Since May 2003, our primary source of cash to fund our operations and meet our contacted obligations and commitments has been our accounts receivable financing agreement with Silicon Valley Bank. On January 30, 2004, we amended this agreement to, among other things, allow for future borrowing to be based on monthly recurring revenue, increase the maximum borrowings level from $10.0 million to $12.8 million, and extend the term until January 29, 2006. On April 29, 2004, we amended this agreement, among other things, to increase the maximum borrowing level from $12.8 million to $20.4 million, and extend the term until April 29, 2006. Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total monthly recurring revenue, calculated to be monthly revenue (including revenue from New York State Department of Labor) less professional services revenue. The bank may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the agreement is variable and is currently calculated at the bank’s published “prime rate” plus four percent. Following completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus one percent. In no event, however, will the prime rate be less than 4.25%. Further, the amended agreement requires that we achieve EBITDA of at least $1.00 on a quarterly basis. The agreement defines EBITDA as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles and excluding acquisition-related costs and one-time extraordinary charges. A default under the agreement could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank and all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. On July 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million.

      At July 31, 2004, the Company had $1.8 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at July 31, 2004.

      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. In addition, if at any time during the first six months after the date of issuance of the notes we complete certain equity or debt financings, including our proposed public offering, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total net proceeds received by us in the financing. If we receive net proceeds of less than $20.0 million in a debt or equity financing, then we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If we receive net proceeds of between $20.0 million and $30.0 million, then we would be obligated to make a payment on the notes equal to $15.0 million. If we receive net proceeds in excess of $30.0 million, then we would be obligated to make a payment on the notes equal to 50% of the net proceeds. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at any time for a period of one year from June 10, 2004, the date of the Surebridge acquisition closing. During the first quarter of fiscal year 2005, the noteholder requested payment of $0.8 million and the Company expects to pay this amount during the second quarter of fiscal year 2005.

      In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets at any time after six months from the date the notes were issued, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total payments, if any, made on the notes during the first six months after the notes were issued. If the amount we paid on the notes during the first six months the notes were outstanding is less than $10.0 million, we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding was greater than $15.0 million, we would be obligated to make a payment on the notes equal to 50% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding is between $10.0 million and $15.0 million, we would be obligated to make a payment on the notes equal to a percentage between 50% and 75% of the net proceeds received in the financing calculated in accordance with a formula set forth in the notes.

      It shall be deemed an event of default under the notes if, among other things, we fail to pay when due any amounts under the notes, if we fail to pay when due or experience an event of default with respect to any debts having an outstanding principal amount of $500,000 or more, if we are delisted from the Nasdaq SmallCap Market, or if we are acquired and the acquiring party does not expressly agree to assume the notes. In addition, certain bankruptcy, reorganization, insolvency, dissolution and receivership actions would be deemed an event of default under the notes. If an event of default under the notes occurs, the holder shall be entitled to declare the notes immediately due and payable in full.

      The notes provide that we shall not incur any indebtedness in excess of $20.5 million in the aggregate, unless such indebtedness is unsecured and expressly subordinated to the notes, is otherwise permitted under the notes, or the proceeds are used to make payments on the notes.

      Finally, the outstanding principal of and accrued interest on the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder:

•	at any time following the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

•	at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	at any time following the second anniversary of the closing; and

•	at any time following an event of default thereunder.

      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2005, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of financing in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we will need to raise additional debt or equity capital.

      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce, loss of related party revenue and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our financial condition. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

Contractual Obligations and Commercial Commitments

      We are obligated under various capital and operating leases for facilities and equipment. Minimum annual rental commitments under operating leases and other commitments are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Short/Long-term debt	$70,575	$24,951	$45,624	$—	$—
Interest on debt(a)	9,591	1,164	8,427	—	—
Capital leases	3,551	1,845	1,706	—	—
Operating leases	629	558	71	—	—
Minimum bandwidth commitments	7,821	3,781	3,836	204	—
Maintenance for hardware/ software	1,051	731	320	—	—
Property leases(b)	63,880	13,528	21,423	14,297	14,632

	$157,098	$46,558	$81,407	$14,501	$14,632

(a)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

Critical Accounting Policies

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

      Revenue Recognition. Revenue consists of monthly fees for Web site and Internet application management, hosting, colocations and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time-and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

      Impairment of Long-lived Assets. We review our long-lived assets, subject to amortization and depreciation, including customer lists and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses. Intangible assets consist of customer lists.

      We review the valuation of our goodwill in the fourth quarter of each fiscal year. If an event or circumstance indicates that it is more likely than not an impairment loss has been incurred, we review the valuation of Goodwill on an interim basis. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations.

New Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into on or after January 1, 2004. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. During December 2003, the FASB issued a new revision to FIN 46 (“FIN 46R”).

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

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We do not enter into financial instruments for trading purposes. We do not use derivative financial instruments or derivative commodity instruments in our investment portfolio or enter into hedging transactions. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to NaviSite. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk.

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

Item 9B.	Other Information

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

      Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No. 1 — Election of Directors,” “Additional Information — Management,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information — Audit Committee Financial Expert.”

      Code of Ethics. NaviSite has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of NaviSite, including NaviSite’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of NaviSite’s Code of Business Conduct and Ethics is filed with or incorporated by reference in this report.

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

      In addition, we are a “controlled company” as defined in the rules of the Nasdaq Stock Market because more than 50% of our voting stock is held by Atlantic Investors, LLC. Therefore, we are not subject to certain rules of the Nasdaq Stock Market, including those rules that would otherwise require us to have (i) a majority of independent directors on the Board; (ii) a nominating committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Equity Compensation Plan Information as of July 31, 2004

      The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2004.

			(c)
	(a)	(b)	Number of Securities
	Number of Securities to	Weighted-average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	3,730,713	$7.10	159,634
Equity compensation plans not approved by security holders	1,613,500	$4.20	1,386,500

Total	5,344,213		1,546,134

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Independent Auditors’ Fees” and “Additional Information — Audit Committee Policy on Pre-Approval of Services of Independent Auditors.”

PART V

Item 15.	Exhibits, Financial Statement Schedules

      1. Financial Statements.

      The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

      2. Financial Statement Schedule.

      Financial Statement Schedule II of NaviSite and the corresponding Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this report. All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

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

November 2, 2004

By:	/s/ ARTHUR P. BECKER

Arthur P. Becker
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ANDREW RUHAN Andrew Ruhan	Chairman of the Board	November 2, 2004

/s/ ARTHUR P. BECKER Arthur P. Becker	Chief Executive Officer, President and Director (Principal Executive Officer)	November 2, 2004

/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 2, 2004

/s/ GABRIEL RUHAN Gabriel Ruhan	Chief Operating Officer and Director	November 2, 2004

/s/ JAMES H. DENNEDY James H. Dennedy	Director	November 2, 2004

/s/ LARRY W. SCHWARTZ Larry W. Schwartz	Director	November 2, 2004

/s/ THOMAS R. EVANS Thomas R. Evans	Director	November 2, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of December 31, 2002, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 31, 2002.
2.2	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Acquisition Corp., Avasta, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
2.3	Agreement and Plan of Merger, dated as of March 26, 2003, by and between the Registrant and Conxion Corporation and Union Acquisition, Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated April 2, 2003.
2.4	Sale Order pursuant to 11 U.S.C. Sections 105, 363, and 1146(c) and Bankruptcy Rules 2002, 6004 and 6006 approving (i) Asset Purchase Agreement, (ii) Sale of Substantially All of Debtors’ Assets Free and Clear of All Liens, Claims, Encumbrances and Interests, (iii) Waiver of Stay Provisions under Bankruptcy Rule Section 6004 and 6006 and (iv) Granting Related Relief entered by the Bankruptcy Court for the Southern District of New York (White Plains) on May 15, 2003; together with the Asset Purchase Agreement, dated as of May 15, 2003, by and among Interliant, Inc. and certain of its subsidiaries, and Intrepid Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, annexed thereto, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 16, 2003.
2.5	Stock and Asset Acquisition Agreement, dated as of August 8, 2003, by and between the Registrant and ClearBlue Technologies, Inc., is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2003.
2.6	Amendment to Stock and Asset Acquisition Agreement dated as of February 6, 2004 by and among the Registrant, ClearBlue Technologies, Inc., ClearBlue Technologies/ New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc. and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2004.
2.7	Asset Purchase Agreement, dated as of May 6, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2004 (File No. 000-27597).
2.8	First Amendment to Asset Purchase Agreement, dated as of June 10, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
3.4	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/A (File No. 333-83501).

Exhibit No.		Description of Exhibit

10.1		Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2		Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003.
10.3		Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10	.5(*)	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.6(*)	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10	.7(*)	1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10.8		Tax Allocation Agreement, dated as of October 27, 1999, between CMGI, Inc. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.
10.9		Irrevocable Standby Letter of Credit, dated as of December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.
10.10		Security Agreement and Assignment of Account, dated December 3, 1999, between BankBoston, N.A. and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.
10.11		Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.
10	.12(*)	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002.
10.13		Assignment Agreement dated October 11, 2002 by and between the Registrant and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by NaviSite on November 12, 2002 (File No. 005-56549).
10.14		Renunciation Letter dated October 11, 2002 from the Registrant to Interliant, Inc. is incorporated by reference to Exhibit 4 to the Schedule 13D filed by NaviSite on November 12, 2002 (File No. 005-56549).
10.15		Sublease, dated as of December 20, 2002, by and between NaviPath, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003.
10.16		Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.17		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.

Exhibit No.		Description of Exhibit

10.18		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10.19		Loan and Security Agreement, dated as of January 29, 2003, by and between Atlantic Investors, LLC as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10	.20(*)	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003.
10	.21(*)	Offer of Employment Letter to Jim Pluntze dated March 25, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10	.22(*)	Agreement, dated as of April 4, 2003, by and between the Registrant and James Pluntze, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.23		Accounts Receivable Financing Agreement dated May 27, 2003 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp., is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.24		First Loan Modification Agreement, dated as of January 30, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2004.
10.25		Second Loan Modification Agreement, dated April 29, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2004 (File No. 000-27597).
10.26		Registration Rights Agreement dated May 27, 2003 by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.27		Registration Rights Agreement, dated as of January 30, 2004, by and between Silicon Valley Bank and NaviSite, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004.
10.28		Warrant to Purchase Stock, dated January 30, 2004, issued by NaviSite, Inc. to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004.
10.29		Intellectual Property Security Agreement dated May 27, 2003 by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.30		First Amendment to Loan and Security Agreement, dated June 2, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.
10.31		Letter Agreement, dated December 11, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002.
10	.32(*)	Offer of Employment Letter to Kenneth Drake dated July 15, 2003 is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.
10	.33(*)	Amended and Restated 2003 Stock Incentive Plan, as amended, is incorporated herein by reference to Appendix II to the Registrant’s Preliminary Schedule 14C filed May 14, 2004 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.34(*)	Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, Gabriel Ruhan, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, John J. Gavin, Jr., James W. Pluntze and Kenneth Drake is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.
10.35		Professional Services Agreement between the New York State Department of Labor and AppliedTheory Corporation dated November 2, 2000, is incorporated herein by reference to Exhibit 10.56 of AppliedTheory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25759).
10.36		Amendment No. 1 to Professional Services Agreement, dated as of May 2, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.37		Amendment No. 2 to Professional Services Agreement, dated as of October 5, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.38		Amendment No. 3 to Professional Services Agreement, dated as of July 24, 2002, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.39		Amendment No. 4 to Professional Services Agreement, dated as of November 12, 2002, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.40		Amendment No. 5 to Professional Services Agreement, dated as of March 25, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.41		Amendment No. 6 to Professional Services Agreement, dated as of September 24, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003.
10.42		Amendment No. 7 to Professional Services Agreement, dated as of January 5, 2004, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2004.
10.43		Negotiable Promissory Note dated December 1, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.44		Negotiable Promissory Note dated December 23, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.45		Letter, dated as of January 16, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.46		Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.47		Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).

Exhibit No.		Description of Exhibit

10.48		Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/A filed on March 8, 2004 (File No. 333-12087).
10.49		Registration Rights Agreement, dated June 10, 2004, by and between the Registrant and Surebridge, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.50		Primary Note, dated June 10, 2004, issued by the Registrant to Surebridge, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.51		Escrow Note, dated June 10, 2004, issued by the Registrant to Surebridge, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10	.52(*)	Employment Agreement, dated as of May 6, 2004, by and between the Registrant and John J. Gavin, Jr. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/A filed on June 29, 2004 (File No. 333-12087).
10.53		Letter dated as of July 13, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2004.
10.54		Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004.
10.55		Letter, dated as of October 12, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2004.
10.56		Letter Agreement dated April 29, 2004 by and among Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp.
10.57		Letter Agreement dated October 27, 2004 by and among Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp.
10.58		Joinder Agreement dated as of July 28, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation Intrepid Acquisition Corp. and Lexington Acquisition Corp.
14		Code of Business Conduct and Ethics of the Registrant is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NaviSite, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and Subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and Subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Boston, Massachusetts

November 1, 2004

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,

	2004	2003

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,195	$3,862
Accounts receivable, less allowance for doubtful accounts of $2,498 and $2,030 at July 31, 2004 and 2003, respectively	16,584	14,741
Unbilled accounts receivable	1,854	58
Due from related party	101	—
Prepaid expenses and other current assets	4,113	3,953

Total current assets	25,847	22,614
Property and equipment, net	20,794	22,165
Customer lists, less accumulated amortization of $7,875 and $3,724 at July 31, 2004 and 2003, respectively	23,151	12,052
Goodwill	45,920	3,206
Other assets	6,316	6,280
Restricted cash	1,836	3,054

Total assets	$123,864	$69,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts receivable financing line, net	$20,240	$6,358
Notes payable, current portion	1,551	1,211
Note payable to related party	3,000	3,000
Capital lease obligations, current portion	2,921	3,268
Accounts payable	8,285	4,371
Accrued expenses	18,890	15,044
Accrued lease abandonment costs, current portion	4,269	2,536
Deferred revenue	2,670	2,736
Customer deposits	732	391

Total current liabilities	62,558	38,915
Capital lease obligations, less current portion	469	1,907
Accrued lease abandonment costs, less current portion	2,782	3,476
Other long-term liabilities	1,349	2,194
Note to the AppliedTheory Estate	6,000	6,000
Note payable, less current portion	1,157	—
Convertible notes payable to Surebridge	38,467	—

Total liabilities	112,782	52,492

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at July 31, 2004 and 2003	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 27,924 and 23,412 at July 31, 2004 and 2003	279	235
Deferred compensation	(1,514)	—
Accumulated other comprehensive income (loss)	15	(16)
Additional paid-in capital	452,156	432,399
Accumulated deficit	(439,854)	(415,739)

Total stockholders’ equity	11,082	16,879

Total liabilities and stockholders’ equity	$123,864	$69,371

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue	$91,126	$75,281	$40,968
Revenue, related parties	46	1,310	18,453

Total revenue	91,172	76,591	59,421

Cost of revenue	68,379	70,781	67,000
Impairment, restructuring and other	917	—	68,317

Total cost of revenue	69,296	70,781	135,317

Gross profit (loss)	21,876	5,810	(75,896)

Operating expenses:
Product development	1,075	950	5,281
Selling and marketing	9,567	5,960	9,703
General and administrative	24,714	20,207	19,272
Impairment, restructuring and other	5,286	8,882	(2,633)

Total operating expenses	40,642	35,999	31,623

Loss from operations	(18,766)	(30,189)	(107,519)
Other income (expense):
Interest income	126	851	1,060
Interest expense	(3,181)	(43,403)	(14,718)
Other income (expense), net	468	(733)	(516)

Loss before income tax expense	(21,353)	(73,474)	(121,693)
Income tax expense	(1)	(153)	—

Net loss	$(21,354)	$(73,627)	$(121,693)

Basic and diluted net loss per common share	$(0.85)	$(6.32)	$(22.30)

Basic and diluted weighted average number of common shares outstanding	25,160	11,654	5,457

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
	Common Stock			Other	Additional		Stockholders’
			Deferred	Comprehensive	Paid-In	Accumulated	Equity
	Shares	Amount	Compensation	Income (Loss)	Capital	Deficit	(Deficit)

	(In thousands)
Balance at July 31, 2001	4,125	$41	$—	$—	$208,642	$(215,645)	$(6,962)
Issuance of common stock pursuant to employee stock purchase plan and exercise of stock options	35	0	—	—	36	—	36
Conversion of CMGI convertible debt and other amounts due to CMGI	1,624	16	—	—	87,137	—	87,153
Issuance of common stock in connection with the interest on convertible debt	464	5	—	—	2,980	—	2,985
Beneficial conversion feature of debt issued to CMGI and HPFS	—	—	—	—	42,561	—	42,561
Net settlement of debt to CMGI	—	—	—	—	4,464	—	4,464
Net loss	—	—	—	—	—	(121,693)	(121,693)

Balance at July 31, 2002	6,248	62	—	—	345,820	(337,338)	8,544
Exercise of common stock options	2	—	—	—	2	—	2
Common control merger with CBTM	568	6	—	—	3,360	(515)	2,851
Common control merger with CBT	—	—	—	—	16,664	(4,259)	12,405
Conversion of CBT convertible debt and other amounts due to CBT	16,363	165	—	—	65,816	—	65,981
Issuance of common stock — Avasta acquisition	231	2	—	—	367	—	369
Issuance of stock warrants to Silicon Valley Bank	—	—	—	—	370	—	370
Currency translation adjustment	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	(73,627)	(73,627)

Balance at July 31, 2003	23,412	235	—	(16)	432,399	(415,739)	16,879
Exercise of common stock options	159	1	—	—	403	—	404
Deferred stock-based compensation	—	—	(1,987)	—	1,987	—	—
Amortization of deferred stock-based compensation	—	—	473	—	—	—	473
Issuance of common stock — Avasta earn-out	179	2	—	—	741	—	743
Issuance of stock warrants to Silicon Valley Bank	—	—	—	—	213	—	213
Exercise of Silicon Valley Bank stock warrants	74	1	—	—	(1)	—	—
Issuance of common stock — common control merger with CBT	1,100	10	—	—	2,794	(2,761)	43
Issuance of common stock — Surebridge acquisition	3,000	30	—	—	13,620	—	13,650
Currency translation adjustment	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(21,354)	(21,354)

Balance at July 31, 2004	27,924	$279	$(1,514)	$15	$452,156	$(439,854)	$11,082

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(21,354)	$(73,627)	$(121,693)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12,902	14,148	20,649
Amortization of beneficial conversion feature to interest expense	—	37,398	5,163
Interest on debt paid in stock	—	2,098	3,695
Impairment of long-lived assets	1,145	1,190	68,317
Impairment of goodwill and intangibles	—	1,831	186
Write-down of assets held for sale	—	—	524
Loss on disposal of assets	6	250	1,363
Gain on sale of Streaming Media assets	—	—	(524)
Costs associated with abandoned leases	5,058	6,127	—
Amortization of warrants	358	66	—
Non-cash stock compensation	473	—	—
Provision for bad debts	2,568	1,583	3,490
Accretion of debt discount	—	—	1,172
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	586	(1,371)	3,600
Unbilled accounts receivable	(360)	45	—
Due from CMGI and affiliates	—	(22)	(266)
Due to CMGI	—	(3,241)	7,218
Due from CBT	(101)	—	—
Prepaid expenses and other current assets	(79)	1,775	178
Long-term assets	498	675	(379)
Accounts payable	(814)	(2,614)	(8,537)
Customer deposits	(1)	192	(19)
Long-term liabilities	(844)	163	—
Accrued expenses and deferred revenue	(4,687)	(1,215)	(11,172)

Net cash used for operating activities	(4,646)	(14,549)	(27,035)

(Continued)

	Years Ended July 31,

	2004	2003	2002

	(In thousands)
Cash flows from investing activities:
Net cash acquired in acquisitions	6	3,981	—
Cash used to acquire Interliant assets	—	(5,830)	—
Purchase of property and equipment	(4,269)	(1,067)	(4,182)
Proceeds from the sale of equipment	95	475	1,440
Purchase of debt securities	—	(1,963)	—
Loan to related party	—	(1,596)	—
Proceeds from repayment of loan to related party	—	200	—
Proceeds from the sale of Streaming Media assets	—	—	1,600
Other assets	—	—	577

Net cash used for investing activities	(4,168)	(5,800)	(565)

Cash flows from financing activities:
Restricted cash	1,676	3,878	1,201
Issuance of convertible notes payable to CMGI and HPFS	—	—	30,000
Proceeds from exercise of stock options and employee stock purchase plan	404	—	35
Proceeds from sale leaseback	120	—	—
Proceeds from note payable	450	—	—
Repayment of note payable	(2,055)	—	(1,874)
Debt repayment to the AppliedTheory estate	—	(6,100)	—
Borrowing under note to affiliate	—	5,850	—
Net borrowings (repayments) under accounts receivable line	(6,874)	6,359	—
Net proceeds from modified accounts receivable line	20,400	—	—
Payments under note to affiliates	(30)	(2,600)	—
Payoff of Surebridge line of credit and term note	(3,865)	—	—
Payments on capital lease obligations	(2,079)	(5,018)	(1,218)
Payments of software vendor obligations	—	—	(916)

Net cash provided by financing activities	8,147	2,369	27,228

Net decrease in cash	(667)	(17,980)	(372)
Cash and cash equivalents, beginning of year	3,862	21,842	22,214

Cash and cash equivalents, end of year	$3,195	$3,862	$21,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,898	$2,263	$3,553

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

      NaviSite, Inc. (“Navisite”, “the Company”, “we”, “us” or “our”) provides managed application services and a broad range of outsourced hosting services for middle-market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. Our service offerings allow our customers to outsource the hosting and management of their information technology infrastructure and applications, such as commerce systems, enterprise software applications and email. Substantially all revenues are generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

Restatement of Previously Filed Financial Statements as of and for the Year Ended July 31, 2003

      We completed a business combination with CBT, an entity under common control, on August 8, 2003, which was after our fiscal year ending July 31, 2003 and disclosed as a subsequent event in the notes to our 2003 financial statements. As our fiscal 2004 operating results include the results of CBT, our fiscal year 2003 financial statements, as previously filed in our 2003 Form 10-K, have been restated herein to account for this business combination in a manner similar to a pooling of interests from September 11, 2002, which was the common control effective date.

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

Change in Controlling Ownership

      Through September 10, 2002, we were a majority-owned subsidiary of CMGI, Inc. (CMGI). On September 11, 2002, each of CMGI and Hewlett-Packard Financial Services Company (HPFS) sold and transferred to ClearBlue Technologies, Inc. (ClearBlue), a privately-held managed service provider based in San Francisco, California, the following equity and debt interests in NaviSite:

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and CMGI (the CMGI Agreement), CMGI sold and transferred to ClearBlue 4,735,293 shares of our common stock, $0.01 par value per share, representing approximately 76% of the outstanding capital stock of NaviSite, warrants to purchase 346,883 shares of our common stock and a convertible note of NaviSite with an aggregate principal amount outstanding of $10.0 million. The $10.0 million convertible note was convertible into 2,564,103 shares of our common stock, under certain circumstances as defined therein.

•	Pursuant to a Note and Stock Purchase Agreement by and between ClearBlue and HPFS (the HPFS Agreement), HPFS sold and transferred to ClearBlue 213,804 shares of our common stock, representing approximately 3.4% of our outstanding capital stock, and convertible notes of NaviSite with an aggregate principal amount outstanding of approximately $55.0 million, convertible into 14,126,496 shares of our common stock, under certain circumstances as defined therein.

      On December 12, 2002, ClearBlue Finance, Inc., a wholly-owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10.0 million note formerly held by CMGI and (ii) converted $10.0 million of the $55.0 million notes formerly held by HPFS. We issued 5,128,205 shares of our common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10.0 million note formerly held by CMGI and $10.0 million of the $55.0 million notes formerly held by HPFS and issued 458,943 shares

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our common stock for payments of interest due under the convertible notes. A new note (New Note) in the amount of $45.0 million was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted.

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

      On December 31, 2002, NaviSite, a majority owned subsidiary of ClearBlue and its affiliates, completed the acquisition of CBTM, a wholly-owned subsidiary of ClearBlue which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., in exchange for 567,978 shares of our common stock, representing 4.5% of our total then outstanding common stock, inclusive of the common stock issued as part of the acquisition. The market price of our stock at the time of the transaction was $2.25 per share. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts. Accordingly, our historical consolidated financial statements for the quarter ended October 31, 2002 have been restated to include the financial results of CBTM beginning on September 11, 2002, the initial date on which ClearBlue acquired a controlling interest in both NaviSite and CBTM. CBTM’s balance sheet has been included in our Consolidated Balance Sheet at July 31, 2003, and CBTM’s results of operations and cash flows for the eleven-months ended July 31, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2003 and for all subsequent periods. CBTM is operated as a wholly-owned subsidiary of NaviSite.

      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million outstanding New Note to ClearBlue Finance, Inc. by offsetting amounts due to us by ClearBlue. On June 17, 2003, we received written notice from ClearBlue Finance, Inc. stating its election to convert the remaining approximately $41.1 million of the New Note into 10,559,248 shares of common stock effective June 19, 2003. As of July 31, 2003 ClearBlue Technologies Equity, Inc., ClearBlue Finance, ClearBlue and ClearBlue Atlantic beneficially owned 19,284,994 shares of our common stock, representing approximately 78.6% of the outstanding shares of common stock on a fully converted basis. As a result of these changes in ownership since September 11, 2002 involving ClearBlue and its affiliates, the utilization of our federal and state tax net operating loss carryforwards will be severely limited pursuant to Internal Revenue Code Section 382.

Impact of Acquisitions

      During fiscal year 2004, we completed the acquisition of substantially all of the assets of Surebridge, Inc. (Surebridge) through our wholly-owned subsidiary, Lexington Acquisition Corp. (Lexington). This acquisition was accounted for using the purchase method of accounting. The results of operations and cash flows from Surebridge are included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the twelve-month period ended July 31, 2004, from its acquisition date of June 10, 2004. See Note 8 for further discussion of this fiscal year 2004 acquisition.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the acquisition of CBTM, as discussed above, during fiscal year 2003, we acquired Avasta, Inc. (Avasta), Conxion Corporation (Conxion), and substantially all of the assets of Interliant, Inc. (Interliant Assets) through our wholly-owned subsidiary, Intrepid Acquisition Corp. (Intrepid). Each of these acquisitions was accounted for using the purchase method of accounting. The results of operations and cash flows from Avasta, Conxion, and Intrepid are included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the twelve-month period ended July 31, 2003 from their respective dates of acquisition, February 5, 2003, April 2, 2003, and May 16, 2003 and for all subsequent periods. See Note 8 for further discussion of our fiscal year 2003 acquisitions.

      On August 8, 2003, we completed the acquisition of certain assets and the assumption of certain liabilities of ClearBlue Technologies, Inc. (CBT) pursuant to a Stock and Asset Acquisition Agreement (the CBT Agreement). We acquired all outstanding shares of six (6) wholly-owned subsidiaries of CBT with data centers located in Chicago, Las Vegas, Los Angeles, Milwaukee, Oak Brook and Vienna. In addition, we assumed the revenue and expense, as of the date of acquisition, of four (4) additional wholly-owned subsidiaries of CBT with data centers located in Dallas, New York, San Francisco and Santa Clara (collectively the “Four Subsidiaries” or the “Deferred Entities”). Ownership of these subsidiaries transferred to NaviSite for no additional consideration in April 2004, as described below. The operational results of the Four Subsidiaries have been included herein since NaviSite exercised effective control over these subsidiaries as of August 8, 2003.

      As Atlantic Investors, LLC had a controlling interest in both NaviSite and CBT at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBT and NaviSite were combined at their historical amounts. Accordingly, our consolidated financial statements have been restated for all periods prior to the business combination to include CBT’s financial results beginning on September 11, 2002, the date on which CBT acquired the controlling interest in NaviSite, after the elimination of intercompany balances. See Note 8 for further discussion of our fiscal year 2003 and 2004 acquisitions.

      On February 6, 2004, we entered into an amendment to the CBT Agreement (the “Amendment”) by and among NaviSite, CBT and certain of CBT’s wholly-owned subsidiaries. The Amendment amended the CBT Agreement dated August 8, 2003 to extend the date by which we are able to cause the transfer to us of the Deferred Entities, from February 8, 2004 to anytime on or prior to August 8, 2005 (the “Transfer Date”), under certain conditions and for no additional consideration. In consideration for such Amendment, we agreed to operate and manage the Deferred Entities in a manner consistent with the CBT Agreement. On April 12, 2004, pursuant to the Amendment, NaviSite exercised its right to acquire from CBT all of the outstanding shares of the Deferred Entities, for no additional consideration.

(b)	Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technologies/ Chicago-Wells, Inc., ClearBlue Technologies/ Las Vegas, Inc., ClearBlue Technologies/ Los Angeles, Inc., ClearBlue Technologies/ Milwaukee, Inc., ClearBlue Technologies/ Oak Brook, Inc., and ClearBlue Technologies/ Vienna, Inc., ClearBlue Technologies/ New York, Inc., ClearBlue Technologies/ Dallas, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ San Francisco, Inc. and Lexington Acquisition Corp. after elimination of all significant intercompany balances and transactions.

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

(d)	Cash and Cash Equivalents and Restricted Cash

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.8 million and $3.1 million at July 31, 2004 and 2003, respectively, which represents a cash collateral requirement for standby letters of credit associated with several of the Company’s facility and equipment leases. Restricted cash declined during the year ended July 31, 2004, as the result of letters of credit that have expired, been drawn down or canceled due to lease modifications.

(e)	Revenue Recognition

      Revenue consists of monthly fees for Web site and Internet application management, hosting, colocations and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time-and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

(f)	Concentration of Credit Risk

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of July 31, 2004, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 12% and 21% of our total revenue for the fiscal year ended July 31, 2004 and 2003, respectively. During 2002, no third party customer accounted for 10% or more of our total revenue. Accounts receivable included approximately $1.5 million and $2.3 million due from this third-party customer at July 31, 2004 and 2003, respectively.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income (loss), resulting from foreign currency translation adjustments, in the Consolidated Statements of Stockholders’ Equity.

(h)	Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

      Renewals and betterments, which materially extend the life of assets, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within Other income (expense), net in our Consolidated Statements of Operations.

(i)	Long-Lived Assets, Goodwill and Other Intangibles

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain indentifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

      The Company reviews the valuation of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

(j)	Income Taxes

      We account for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)	Advertising Costs

      We recognize advertising costs as incurred. Advertising expense was approximately $20,000, $0 and $4,000 for the fiscal years ended July 31, 2004, 2003, and 2002, respectively, and is included in the accompanying consolidated statements of operations as a component of selling and marketing expenses.

(l)	Stock-Based Compensation Plans

      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB”), Accounting for Stock Issued to Employees, and Related Interpretations. We recorded stock compensation expense of approximately $473,000, $0 and $0 during the fiscal years ended July 31, 2004, 2003 and 2002, respectively (see Note 12). The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock based compensation.

	2004	2003	2002

	(In thousands, except per share data)
Net loss, as reported	$(21,354)	$(73,627)	$(121,693)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	473	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,702)	(8,062)	(24,778)

Net loss, as adjusted	$(26,583)	$(81,689)	$(146,471)

Net loss per common share:
Basic and diluted — as reported	$(0.85)	$(6.32)	$(22.30)

Basic and diluted — as adjusted	$(1.06)	$(7.01)	$(26.84)

      The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

NaviSite:
Risk-free interest rate	2.68%	1.93%	2.23%
Expected volatility	137.34%	160.16%	250.00%
Expected life (years)	2.08	3.07	2.12
Weighted average fair value of options granted during the period	$4.58	$2.23	$4.01

(m)	Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Share

      Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock and notes or the treasury stock method for options, unless amounts are anti-dilutive.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For fiscal years ended July 31, 2004, 2003, and 2002, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. There were 970,748, 2,741 and 29,503 of diluted shares related to employee stock options that were excluded as they have an anti-dilutive effect due to the loss for fiscal years 2004, 2003 and 2002, respectively.

(n)	Segment Reporting

      We currently operate in one segment, outsourced hosting and application management services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.

(o)	New Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into on or after January 1, 2004. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We have not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The application of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

(p)	Foreign Currency

      The functional currencies of our wholly owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)).

(q)	Reclassifications

      Certain fiscal year 2003 balances have been reclassified to conform to the fiscal year 2004 financial statement presentation.

(3)	Liquidity

      As of July 31, 2004, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million at July 31, 2004, as compared to a working capital deficit of $16.3 million, including cash and cash equivalents of $3.9 million, at July 31, 2003.

      The total net change in cash and cash equivalents for the fiscal year ended July 31, 2004 was a decrease of $0.7 million. The primary uses of cash during fiscal year 2004 included $4.6 million of cash used for operating activities, $4.3 million for purchases of property and equipment and $8.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during fiscal year 2004 were a $1.7 million decrease in restricted cash, $0.4 million in proceeds associated with the exercise of stock options under the employee stock option plans, $13.5 million in net proceeds from our financing agreements and $0.6 million in proceeds from sale-leaseback and note payable transactions. Net cash used for operating activities of $4.6 million during the fiscal year ended July 31, 2004, resulted primarily from our $21.4 million net loss, partially offset by $22.6 million in non-cash charges, and $5.8 million used by net changes in operating assets and liabilities. At July 31, 2004, we had an accumulated deficit of $439.9 million, and have reported losses from operations since incorporation. At July 31, 2003, we had an accumulated deficit of $415.7 million.

      Prior to May 2003, our primary sources of cash to fund our operations were sales of equity and convertible debt securities. Since May 2003, our primary source of cash to fund our operations and meet our contacted obligations and commitments has been our accounts receivable financing agreement with Silicon Valley Bank. On January 30, 2004, we amended this agreement to, among other things, allow for future borrowing to be based on monthly recurring revenue, increase the maximum borrowings level from $10.0 million to $12.8 million, and extend the term until January 29, 2006. On April 29, 2004, we amended this agreement, among other things, to increase the maximum borrowing level from $12.8 million to $20.4 million, and extend the term until April 29, 2006. Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total monthly recurring revenue, calculated to be monthly revenue (including revenue from New York State Department of Labor) less professional services revenue. The bank may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the agreement is variable and is currently calculated at the bank’s published “prime rate” plus four percent. Following

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus one percent. In no event, however, will the prime rate be less than 4.25%. On July 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million.

      At July 31, 2004, the Company had $1.8 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at July 31, 2004.

      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern through July 31, 2005, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. Additionally, we will need to find sources of financing in order to remain a going concern. Potential sources include our financing agreement with Silicon Valley Bank and public or private sales of equity or debt securities. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing to make payments on the Surebridge notes, depending on the total net proceeds received by us in the financing (see Note 11(f)). We may also consider sales of assets to raise additional cash. If we use a significant portion of the net proceeds from an offering to acquire a company, technology or product, we will need to raise additional debt or equity capital.

      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce, loss of related party revenue and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.

(4)	Impairment of Long-Lived Assets

      During fiscal year 2004, the Company recorded a $1.1 million impairment charge including, a $0.6 million impairment charge for furniture and fixtures related to abandoned leases in Houston, Syracuse and San Jose; a $0.2 million charge for capital improvements to our impaired space at 400 Minuteman Road in Andover, MA; and a $0.3 million charge related to the impairment of furniture and fixtures in our facility at 55 Francisco Street, San Francisco, CA.

      As a result of our abandoning our administrative space located on the second floor of our leased facility at 400 Minuteman Road in Andover, MA on January 31, 2003, certain long-lived assets consisting mostly of leasehold improvements and furniture and fixtures were abandoned. We took a charge against our earnings in

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second quarter of fiscal 2003 of approximately $62,000 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      During the third fiscal quarter of 2003, we evaluated the net realizable value of our assets held for sale and determined, based upon third party quotes for purchase of these assets, that the net fair market value of our assets held for sale was less than the carrying value. As a result, we recorded a $1.0 million charge related to the reduction in the net realizable value of our assets held for sale as a component of other expense. These assets were sold to third parties in the fourth fiscal quarter of 2003.

      During fiscal 2003, CBT evaluated the net realizable value of its long-lived assets and recorded an impairment charge of approximately $2.0 million.

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

      During fiscal year 2002, the Company finalized agreements with various equipment lessors whereby the Company purchased equipment previously held under operating lease for approximately $42.0 million, less amount owed under capital leases at that time. The fair market value of the equipment at the time of purchase, based on third party appraisal, was approximately $13.1 million. As the aggregate fair market value of the equipment, based on third party appraisal, was less than the aggregate consideration given, the Company recorded an asset impairment charge of $24.9 million, as a separate component of cost of revenue, in fiscal year 2002.

      A number of factors occurring during the fourth quarter of fiscal 2002 impacted the Company’s long-lived assets including both their expected future cash flow generation and the Company’s expected utilization of the assets within revised operating plans. These factors included the further deterioration of market conditions within the web hosting industry, excess capacity in the industry and in the Company’s two data centers, deterioration of the Company’s revenue base.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 121, the measurement of the impairment loss of property and equipment was based on the fair value of the asset, as determined by a third party appraisal. The following is a summary of the impairment charge, by asset classification, as of July 31, 2002:

		Appraised
	Carrying Value	Fair Value	Impairment

	(In thousands)
Office furniture and equipment	$3,062	$837	$2,225
Computer equipment	8,470	5,675	2,795
Software licenses	3,720	2,158	1,562
Leasehold improvements	35,280	3,742	31,538

Total	$50,532	$12,412	$38,120

      In addition, approximately $3.0 million of other impairment charges were recorded throughout fiscal year 2002.

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

      The following is a summary of the fiscal 2002 impairment charges described above, by asset classification:

Net impairment of fixed assets purchased from operating leases	$24,881
Impairment of software that would not be utilized before expiration of license or software became obsolete	365
Impairment of idle leased equipment	1,937
Impairment of fixed assets under SFAS 121 based on the fair value of the assets versus the carrying value	41,134

Total	$68,317

      All impairment charges were recorded in the consolidated statements of operations based upon the nature of the asset being impaired and the nature of the asset’s use. The impairments recorded as a separate component of cost of revenue related to assets that were either being utilized or had at some time been utilized to generate revenue. The determination was based upon how the assets had historically been expensed, either as lease expense or depreciation/amortization.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment at July 31, 2004 and 2003 are summarized as follows:

	July 31,

	2004	2003

	(In thousands)
Office furniture and equipment	$3,625	$2,613
Computer equipment	35,117	28,368
Software licenses	10,405	9,308
Leasehold improvements	10,245	12,549

	59,392	52,838
Less: Accumulated depreciation and amortization	(38,598)	(30,673)

Property and equipment, net	$20,794	$22,165

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

      The cost and related accumulated amortization of property and equipment held under capital leases (classified as computer equipment above) are as follows:

	July 31,

	2004	2003

	(In thousands)
Cost	$6,797	$6,349
Accumulated depreciation and amortization	(4,644)	(2,181)

	$2,153	$4,168

(6)	Intangible Assets

      Intangible assets consist of customer lists resulting from our acquisitions of Avasta, Interliant and Surebridge and the “as if poolings” of CBTM and CBT. The gross carrying amount and accumulated amortization as of July 31, 2004 and 2003 for customer lists are as follows:

	July 31,

	2004	2003

	(In thousands)
Gross carrying amount	$31,026	$15,776
Accumulated amortization	7,875	3,724

Customer lists, net	$23,151	$12,052

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset amortization expense for the years ended July 31, 2004, 2003 and 2002 aggregated $3.8 million, $2.8 million and $0, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)

2005	$5,630
2006	$5,133
2007	$4,189
2008	$3,292
2009	$2,064

      Customer lists are being amortized over estimated useful lives ranging from five to eight years.

(7)	Goodwill

      The changes in the carrying amount of goodwill for the fiscal years ended July 31 are as follows:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002

	(In thousands)
Goodwill as of August 1,	$3,206	$—	$394
Goodwill — common control merger with CBTM	—	3,206	—
Goodwill acquired	42,714	—	—
Goodwill amortization	—	—	(208)
Goodwill impairment	—	—	(186)

Goodwill as of July 31,	$45,920	$3,206	$—

      We perform our annual impairment analysis in our fiscal fourth quarter. No goodwill impairment has been recorded during fiscal year 2004 or 2003. As part of our impairment analysis performed at July 31, 2002, it was determined that the unamortized goodwill at July 31, 2002 of $186,000 was fully impaired and was included in the accompanying consolidated statements of operations as a component of general and administrative expense.

      The impact that the adoption of SFAS 142 had on net income and earnings per share for the fiscal years ended July 31 are presented as follows:

	2004	2003	2002

	(In thousands)
Net loss	$(21,354)	$(73,627)	$(121,693)
Add back: goodwill amortization expense, net of tax	—	—	208

Adjusted net loss available to common stockholders	$(21,354)	$(73,627)	$(121,485)

Basic and diluted earnings per share:
Net loss	$(0.85)	$(6.32)	$(22.30)
Goodwill amortization expense, net of tax	—	—	0.05

Adjusted net loss	$(0.85)	$(6.32)	$(22.25)

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Acquisitions

      ClearBlue Technologies Management, Inc.(“CBTM”). We acquired CBTM in December 2002, in a transaction accounted for as a combination of entities under common control (i.e., “as if pooling”) (See Note 1). In June 2002, prior to our acquisition of CBTM, CBTM acquired substantially all of the assets used or useful in the Web hosting and Internet solutions business and assumed certain associated liabilities from the bankruptcy estate of AppliedTheory Corporation (“AppliedTheory”), which had filed for bankruptcy on April 17, 2002. On June 13, 2002, the acquisition of AppliedTheory by CBTM was consummated, effective June 6, 2002. The results of operations of AppliedTheory have been included in the financial statements of CBTM since June 6, 2002.

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

      Of the $6.2 million in identifiable intangible assets, $5.8 million was assigned to customer lists which are being amortized over eight years, except for the New York State Department of Labor customer contract, which is being amortized over the remaining life on the contract of five years. The remaining $440,000 of acquired intangible assets was allocated to proprietary software, which is being amortized over five years.

      Avasta, Inc. On February 5, 2003, we acquired Avasta, a provider of remote hosting and managed service operations in an all-stock transaction valued at approximately $370,000. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The purchase price consisted of 231,039 shares of common stock at a per share value of $1.60. The purchase price of $442,000 consists of the issuance of common stock for approximately $370,000 and approximately $72,000 in acquisition costs. The Agreement and Plan of Merger provided that up to an additional 1,004,518 shares of common stock could be issued in the event certain revenue targets are achieved through June 2003. As a result of the earnout calculation, in September 2003, we issued 179,353 shares of our common stock at a per share value of $4.14. During the third quarter of 2004, we finalized our purchase accounting for this acquisition, which resulted in the reclassification from leasehold improvements to an intangible asset allocated to customer lists in the amount of approximately $1.5 million, which is being amortized over the remaining four years.

      Subsequent to our fiscal 2004 year end, and pursuant to an arbitration decision (see Note 12(b)) whereby the arbitrator found that we breached our obligations under the Agreement and Plan of Merger and ordered us to issue to the former Avasta shareholders, or their designee, an aggregate of 321,880 shares of our common stock and reimburse related attorneys’ fees, costs and disbursements, we have recorded, as of July 31, 2004, approximately $2.4 million related to this arbitration decision in general and administrative expense.

      Conxion Corporation. On April 2, 2003, we completed the acquisition of Conxion, a provider of software distribution services and network/server security expertise for its customers, pursuant to an Agreement and Plan of Merger, dated as of March 26, 2003 (Conxion Agreement), by and between us, Union Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary and Conxion. Pursuant to the Conxion Agreement, the shareholders of Conxion received an aggregate of $1.9 million in cash. The acquisition was made to enhance our ability to be a full service provider of applications management services and technology to our customers. The source of funds used for the acquisition of Conxion was our cash on hand. The acquisition price was based on the parties’ determination of the fair value of Conxion and the terms

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Conxion Agreement were derived from arms-length negotiation among the parties. The purchase price of $2.0 million consisted of the $1.9 million paid to the Conxion shareholders and approximately $106,000 in acquisition costs. The negative goodwill of approximately $2.2 million reduced the recorded basis of property and equipment. This acquisition was accounted for using the purchase method of accounting.

      Interliant. On May 16, 2003, we completed the acquisition of substantially all of the assets relating to the managed infrastructure solutions business, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and integrated and related professional services in the United States and in Europe of Interliant, Inc., a Delaware corporation, and several of its subsidiaries (Debtors) in the bankruptcy proceedings of the Debtors under Chapter 11 of Title 11 of the United States Bankruptcy Code pending in the Southern District of New York (White Plains), pursuant to an Asset Purchase Agreement, dated as of May 15, 2003 (the Agreement), by and between our subsidiary, Intrepid Acquisition Corp. and the Debtors, approved by order of the Bankruptcy Court on May 15, 2003. Pursuant to the Agreement, the aggregate purchase price for the Interliant assets, excluding certain assumed liabilities, was approximately $7.2 million after adjustments, based upon the Debtors’ adjusted net worth, comprised of approximately $5.8 million in cash, $0.6 million in the form of a credit of future distributions to be paid on the Interliant Notes, $0.6 million in principal amount of a non-interest bearing, 180-day promissory note, secured by the Interliant Notes and the accounts receivable acquired as part of the Interliant Assets and approximately $0.2 million in acquisition-related costs. On May 16, 2003, we closed on the purchase of all of the Interliant Assets, other than the Debtors’ accounts receivable. On June 6, 2003, we closed on the purchase of the accounts receivable. The source of funds used for the initial closing was our cash on hand combined with the funds provided from and through financing of our accounts receivable with Silicon Valley Bank (SVB), as discussed below, cash acquired with the Interliant assets, and cash receipts from the purchased accounts receivable. The acquisition price was determined through arms-length negotiations and competitive bidding for the Interliant Assets at an auction conducted under the auspices of the Bankruptcy Court. On March 8, 2004, the court approved an approximate $0.3 million net worth adjustment in favor of Intrepid and we adjusted our purchase accounting to reflect this resolution. In conjunction with this resolution, Intrepid’s approximate $0.6 million promissory note in favor of Interliant was satisfied out of the net worth adjustment and the remaining balance of $0.2 million was paid from funds Intrepid had placed in escrow (see Note 11). The acquisition was accounted for under the purchase method of accounting.

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

      Surebridge. On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies, in exchange for two promissory notes (see Note 11) in the aggregate principal amount of approximately $39.3 million, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. The final purchase accounting is subject to final resolution of the net worth calculation. We have included the financial results of Surebridge in our consolidated financial statements beginning June 10, 2004, the date of acquisition.

      The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Surebridge

(In thousands)
Accounts receivable	$5,201
Other current assets	1,745
Long-term assets	560
Property and equipment	5,725
Goodwill	42,714
Customer lists	14,000

Total assets acquired	69,945

Accounts payable and accrued expenses	9,030
Other current liabilities	6,496
Long-term liabilities	1,002

Total liabilities assumed	16,528

Net assets acquired	$53,417

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results for the years ended July 31, 2004, 2003 and 2002 give effect to our 2004 acquisition of Surebridge as if it had taken place at the beginning of fiscal year 2003 and our 2003 acquisitions of Avasta, Conxion, Interliant and common control mergers of CBTM and CBT as if they had taken place at the beginning of fiscal year 2002. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the fiscal periods indicated and is not necessarily indicative of results that may be obtained in the future:

	Year Ended July 31,

	2004	2003	2002

	Pro Forma (Unaudited)

	(In thousands, except for
	per share amounts)
Revenue	$129,764	$147,802	$197,726
Net loss	$(27,481)	$(98,520)	$(286,962)
Net loss per share	$(0.99)	$(6.72)	$(52.59)

(9) Investment in Debt Securities

      In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC, pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, we acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes (Interliant Notes) due in 2006 of Interliant, Inc. (Interliant) for a total consideration of approximately $2.0 million. Interliant was a provider of managed services, which filed a petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Southern District of New York (White Plains) on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.

      On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets (see Note 8). We used $624,000 of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. The final amount and timing of distributions we will receive on our Interliant Notes has not been determined. It may be greater or less than the remaining carrying value, however, we have estimated the value to approximate the $1.4 million carrying value included in other assets on our Consolidated Balance Sheet.

(10) Accrued Expenses

      Accrued expenses consist of the following:

	July 31,

	2004	2003

	(In thousands)
Accrued payroll, benefits and commissions	$6,580	$3,088
Accrued legal	3,098	551
Accrued accounts payable	2,727	3,694
Due to AppliedTheory Estate	1,464	1,461
Accrued interest	659	351
Accrued contract termination fees	984	2,096
Accrued other	3,378	3,803

	$18,890	$15,044

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Debt

      Debt consists of the following:

	July 31,

	2004	2003

Accounts receivable financing line, net	$20,240	$6,358
Notes payable to Atlantic Investors	3,000	3,000
Note to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	1,908	—
Convertible notes payable to Surebridge	39,267	—
Notes payable to the Interliant Estate	—	550
Other notes payable	—	661

Total	$70,415	$16,569

Less current portion	24,791	10,569

Long-term debt	45,624	6,000

     (a) Silicon Valley Bank Financing Arrangements

      On May 27, 2003, we entered into an Accounts Receivable Financing Agreement (Financing Agreement), by and among Silicon Valley Bank (SVB), us and our wholly owned subsidiaries, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp., whereby we can finance up to a maximum of $12.5 million of our eligible accounts receivables with an 80% advance rate. Under the Financing Agreement, we are required to repay advances upon the earlier of our receipt of payment on the financed accounts receivables from our customers, or the financed accounts receivable being aged greater than ninety days from date of service. The Financing Agreement has a one-year term and bears an annual interest rate of prime rate plus 4.0%, with a minimum $10,000 monthly finance charge. The Financing Agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. As part of the Financing Agreement, on May 27, 2003 we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants was amortized into interest expense over the one-year term of the Financing Agreement. Under the conversion rights of the warrant, on May 19, 2004, SVB exercised its warrant to purchase 165,000 shares of our common stock, which resulted in a net issuance of 73,738 shares.

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

      On April 29, 2004, we entered into a Second Loan Modification Agreement with SVB. The agreement amended our account receivable financing agreement, with SVB to, among other things: (i) increase our

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum borrowing level from $12.8 million to $20.4 million; and (ii) extend the term until April 29, 2006. On July 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million.

      Under the amended agreement, borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios under the amended agreement, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2004 and 2003 is reported net of the remaining value ascribed to the related warrants of $0.2 million and $0.3 million, respectively.

     (b) Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At July 31, 2004, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Note payable to related party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank.

      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. On July 13, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, July 13, 2004, to be due on or before the earlier of (i) November 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. On October 12, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, October 12, 2004, to be due on or before the earlier of (i) February 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc.

     (c) Note Payable to the AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At July 31, 2004, we

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had approximately $80,000 in accrued interest related to this note, which is reflected within accrued expenses on our Consolidated Balance Sheet.

     (d) Notes Payable to the Interliant Estate

      As part of our acquisition of certain Interliant Assets, we entered into a promissory note with the Interliant Estate (Interliant Promissory Note) in the amount of $550,000, payable without interest on the earlier of (i) the 180th day following the Second Closing Date or (ii) the date Interliant Estate makes distributions to their general unsecured creditors. The Interliant Promissory Note was secured by the Interliant Notes. Pursuant to the terms of the Asset Purchase Agreement between Intrepid and Interliant, each party placed $300,000 in escrow as security for adjustments in the purchase price based upon changes in Interliant’s net worth at the time of the closing. On March 8, 2004, the court approved the $325,000 net worth adjustment in favor of Intrepid and we adjusted our purchase accounting to reflect this resolution by reducing intangible assets. In conjunction with this resolution, Intrepid’s $550,000 promissory note in favor of Interliant was satisfied out of the net worth adjustment and the remaining balance of $225,000 was paid from funds Intrepid had placed in escrow (see Note 8).

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

      In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note (Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on March 1, 2007.

     (f) Notes Payable to Surebridge

      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. In addition, if at any time during the first six months after the date of issuance of the notes we complete certain equity or debt financings, including our proposed public offering, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total net proceeds received by us in the financing. If we receive net proceeds of less than $20.0 million in a debt or equity financing, then we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If we receive net proceeds of between $20.0 million and $30.0 million, then we would be obligated to make a payment on the notes equal to $15.0 million. If we receive net proceeds in excess of $30.0 million, then we would be obligated to make a payment on the notes equal to 50% of the net proceeds. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at anytime for a period of one year from June 10, 2004, the date of closing, and is included in Notes payable, current portion on our July 31, 2004 Consolidated Balance Sheet.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets at any time after six months from the date the notes were issued, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total payments, if any, made on the notes during the first six months after the notes were issued. If the amount we paid on the notes during the first six months the notes were outstanding is less than $10.0 million, we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding was greater than $15.0 million, we would be obligated to make a payment on the notes equal to 50% of the net proceeds. If the amount we paid on the notes during the first six months the notes were outstanding is between $10.0 million and $15.0 million, we would be obligated to make a payment on the notes equal to a percentage between 50% and 75% of the net proceeds received in the financing calculated in accordance with a formula set forth in the notes.

      It shall be deemed an event of default under the notes if, among other things, we fail to pay when due any amounts under the notes, if we fail to pay when due or experience an event of default with respect to any debts having an outstanding principal amount of $500,000 or more, if we are delisted from the Nasdaq SmallCap Market, or if we are acquired and the acquiring party does not expressly agree to assume the notes. In addition, certain bankruptcy, reorganization, insolvency, dissolution and receivership actions would be deemed an event of default under the notes. If an event of default under the notes occurs, the holder shall be entitled to declare the notes immediately due and payable in full.

      The notes provide that we shall not incur any indebtedness in excess of $20.5 million in the aggregate, unless such indebtedness is unsecured and expressly subordinated to the notes, is otherwise permitted under the notes, or the proceeds are used to make payments on the notes.

      Finally, the outstanding principal of and accrued interest on the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder:

•	at any time following the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

•	at any time following the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	at any time following the second anniversary of the closing; and

•	at any time following an event of default thereunder.

(12)	Commitments and Contingencies

(a)	Leases

      Abandoned Leased Facilities During fiscal year 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under the terms of a sublease over the remainder of the initial lease term, which is January 2012. During fiscal year 2004 we amended our existing agreement with the landlord of our 400 Minuteman Road facility. As a result of the amendment $2.2 million of our future payments to the landlord were transferred into a note payable (see Note 11). Additionally we incurred charges totaling approximately $0.7 million related primarily to changes in common area maintenance, property taxes and other estimates in our initial calculation.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of fiscal year 2003, the sublease tenant stopped making payments under the sublease and has abandoned the space. The facility is currently empty and we remain obligated under the terms of the lease for the rent and other costs associated with the building. We have no foreseeable plans to occupy the space; therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings of approximately $1.4 million during fiscal year 2003 to recognize the costs of exiting the building.

      During the third quarter of fiscal year 2003, in conjunction with the Conxion acquisition, we impaired data center and office leases in Chicago, IL, Herndon, VA, and Amsterdam, as these leases provided no economic benefit to the combined company.

      During the first quarter of fiscal year 2004, we abandoned administrative office space at 55 Francisco St., San Francisco, CA and data center space and office space located at Westwood Center, Vienna, VA. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our current earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in January 2006 for San Francisco, CA and July 2005 for Vienna, VA.

      During the third quarter of fiscal year 2004, we recorded a $206,000 net impairment charge resulting from the write-off of $300,000 in property and equipment, net of $94,000 in recovery of impairment charges, triggered by the termination and settlement of the abandoned lease at 55 Francisco, San Francisco, CA. Additional net adjustments of $69,000 were during the third quarter of fiscal year 2004 in conjunction with the final purchase accounting for Conxion.

      During the fourth quarter of fiscal year 2004, we abandoned administrative office spaces in Houston, TX, San Jose, CA and Syracuse, NY. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces during the fourth quarter of fiscal year 2004 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our current earnings in the fourth quarter of fiscal year 2004 of approximately $2.7 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the spaces are expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in October 2008 for Houston, TX, November 2006 for San Jose, CA and December 2007 for Syracuse, NY.

      During the fourth quarter of fiscal year 2004, we recorded a $284,000 net impairment charge to cost of revenue triggered by a change in the expected recovery from a sublease arrangement at the abandoned lease in Vienna, VA.

      Additionally, the Company recorded a $0.4 million net impairment charge related to its LaJolla, CA and Amsterdam facilities during the fourth quarter of fiscal year 2004. This net charge is primarily due to changes in sublease assumptions for the LaJolla space and the impact of a favorable settlement agreement for the Amsterdam lease.

      Also during the fourth quarter of fiscal year 2004, in conjunction with the Surebridge acquisition, we impaired administrative space in office leases in Bedford, NH and two leases in Atlanta, GA as these spaces provided no economic benefit to the combined company.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations.

      Details of activity in the lease exit accrual for the year ended July 31, 2003 were as follows:

	Balance at				Purchase		Payments, Less	Balance at
	July 31,			Transfers/	Accounting		Accretion of	July 31,
Lease Abandonment Costs for:	2002	Expense		Reclasses	Adjustments		Interest	2003

400 Minuteman	$—	$5,409		$—	$—		$(2,069)	$3,340
La Jolla, CA	—	1,431		—	—		(322)	1,109
Chicago, IL	—	—		—	1,332	(a)	(240)	1,092
Herndon, VA	—	—		—	368	(a)	(61)	307
Amsterdam	—	—		—	164	(a)	—	164

	$—	$6,840	(b)	$—	$1,864		$(2,692)	$6,012

      Details of activity in the lease exit accrual for the year ended July 31, 2004 were as follows:

	Balance at					Purchase		Payments, Less	Balance at
	July 31,			Transfers/		Accounting		Accretion of	July 31,
Lease Abandonment Costs for:	2003	Expense		Reclasses		Adjustments		Interest	2004

400 Minuteman	$3,340	$661		$(2,200	)(c)	$—		$(761)	$1,040
La Jolla, CA	1,109	516		—		—		(489)	1,136
Chicago, IL	1,092	—		(48	)(d)	100	(a)	(222)	922
Herndon, VA	307	—		(67	)(d)	(58	)(a)	(182)	—
Amsterdam	164	(130)		115	(d)	27	(a)	(56)	120
Vienna, VA	—	917		—		—		(369)	548
San Francisco, CA	—	362		—		—		(114)	248
Houston, TX	—	946		—		—		(41)	905
Syracuse, NY	—	453		—		—		(95)	358
Syracuse, NY	—	132		—		—		(21)	111
San Jose, CA	—	1,201		—		—		(182)	1,019
Atlanta, GA	—	—		—		247	(e)	(17)	230
Atlanta, GA	—	—		—		323	(e)	(48)	275
Bedford, NH	—	—		—		340	(e)	(201)	139

	$6,012	$5,058	(f)	$(2,200)		$979		$(2,798)	$7,051

(a)	Recorded in purchase accounting for the acquisition of Conxion Corporation

(b)	Impairment, restructuring and other totaled $8.9 million for fiscal year 2003, consisting of $6.8 million related to the abandonment of leased facilities and $2.1 million related to the impairment long-lived assets (see Note 4).

(c)	Transfer of future payments to landlord into a note payable (see Note 11)

(d)	Reclassifications made between the Conxion accrued lease abandonments

(e)	Recorded in purchase accounting for the acquisition of Surebridge

(f)	Impairment, restructuring and other totaled $6.2 million for fiscal year 2004, consisting of $5.1 million related to the abandonment of leased facilities and $1.1 million related to the impairment long-lived assets (see Note 4).

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2004:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/Long-term debt	$70,575	$24,951	$45,305	$319	$—	$—	$—
Interest on debt(a)	9,591	1,164	8,419	8	—	—	—
Capital leases	3,551	1,845	1,482	224	—	—	—
Operating leases	629	558	47	24	—	—	—
Minimum bandwidth commitments	7,821	3,781	2,569	1,267	204	—	—
Maintenance for hardware/software	1,051	731	160	160	—	—	—
Property leases(b)	63,880	13,528	11,903	9,520	8,225	6,072	14,632

	$157,098	$46,558	$69,885	$11,522	$8,429	$6,072	$14,632

(a)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

      Total rent expense for property leases was $10.5 million, $11.6 million and $5.2 million for fiscal years ended July 31, 2004, 2003 and 2002, respectively.

      With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At July 31, 2004, this restricted cash of $1.8 million on the balance sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). As of August 13, 2004, the Preliminary Approval

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Motion has been fully briefed but the Court has not ruled upon or set a date for oral argument, if any, on the Preliminary Approval Motion. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Joseph Cloonan

      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. The discovery phase of the case has concluded and the parties may serve dispositive motions through December 2004. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend them. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows.

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

      As to the U.S. District Court matter, the exchange of written discovery and the majority of depositions of witnesses have been completed. On June 15, 2004, District Court Judge Pauley determined that both parties could proceed with their respective summary judgment motions. All motion papers were to be submitted by September 20, 2004, with oral argument scheduled for October 15, 2004.

      On August 4, 2004, however, upon the application of CBTM, Bankruptcy Court Judge Gerber preliminarily enjoined Lighthouse from asserting claims or counterclaims against CBTM relating to the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lighthouse contract or any assets acquired by CBTM from AppliedTheory pursuant to the sale order, except for the purpose and to the extent necessary to setoff claims brought by CBTM against Lighthouse relating to the Lighthouse contract. As a result, Lighthouse is limited to seeking only those pre- and post-bankruptcy counterclaims that may constitute as set-offs against the claims asserted by CBTM. Subsequent to issuing the injunction order, Bankruptcy Judge Gerber held several conferences urging the parties to submit their dispute to court-ordered mediation. In conjunction with the Bankruptcy Court’s request, District Court Judge Pauley ordered a stay of all remaining expert discovery and motion procedures pending the participation and completion of mediation as requested by Bankruptcy Court Judge Gerber. The matter was then transferred to mediation by order of the Courts.

      In September, 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. Mr. Stricken has asked for follow-up discussions with the parties on an individual basis to determine whether continued mediation is warranted.

      Pursuant to an October 1, 2004 Order of Judge Pauley, the parties are to advise the District Court of any disposition of the bankruptcy proceedings. A telephone status conference on December 3, 2004 will also be held by Judge Pauley. The stay of expert discovery and motion procedures shall continue until that date. Because of the uncertain outcome of such mediation, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Acquisition Corp., Avasta and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed by Convergence Associates, Inc. (“Convergence Associates”) on behalf of substantially all of the former shareholders of Avasta claiming among other things breach of contract, tortious conduct, fraud and other wrongful conduct. Damages sought included in excess of 782,790 shares of our common stock. On September 30, 2004, the arbitrator issued a decision with respect to the demand for arbitration. The arbitrator found that we breached our obligations under the Agreement and ordered us to issue to the former Avasta shareholders, or their designee, an aggregate of 321,880 shares of our common stock. In addition, the arbitrator determined that, as the prevailing party, Convergence Associates is entitled to recover from us its reasonable attorneys’ fees, costs and disbursements. On October 11, 2004, Convergence Associates submitted its application for reasonable attorneys’ fees, costs and disbursements in the range of approximately $750,957 to $957,000. We filed an objection to Convergence Associates proposed fees on October 25, 2004. Convergence Associates has until November 2, 2004 to respond to our objection. When the arbitrator makes the final award of fees, that order, together with the decision issued on September 30, 2004, will constitute the final, non-appealable award of the arbitrator. (See Note 8)

Engage Bankruptcy Trustee Claim

      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust, filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flow, except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

(13)	Income Taxes

      Total income tax expense (benefit) for the periods ending July 31, 2004, July 31, 2003 and July 31, 2002, consisted of the following:

	July 31, 2004			July 31, 2004			July 31, 2004

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(In thousands)
Federal	$—	$—	$—	$(513)	$513	$—	$—	$—	$—
Foreign	1	—	1	—	—	—	—	—	—
State	—	—	—	153	—	153	—	—	—

	$1	$—	$1	$(360)	$513	$153	$—	$—	$—

      The actual income tax expense for the periods ending July 31, 2004, July 31, 2003, and July 31, 2002 differs from the expected tax expense for these periods as follows:

	July 31, 2004	July 31, 2004	July 31, 2004

	(In thousands)
Computed “expected” tax expense (benefit)	$(7,260)	$(24,981)	$(41,376)
State taxes, net of federal income tax benefit	—	101	—
Losses not benefited	7,261	25,033	41,376

Total	$1	$153	$—

      Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31, 2004	July 31, 2004

	(In thousands)
Deferred tax assets:
Accruals and reserves	$6,422	$4,455
Loss carryforwards	30,943	20,709
Depreciation and amortization	25,579	33,134

Total deferred tax assets	$62,944	$58,298
Less: Valuation allowance	(62,944)	(58,298)

Net deferred tax (assets) liabilities	$—	$—

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Valuation allowance increased by $4.6 million and decreased by $84.2 million for the years ended July 31, 2004 and 2003, respectively. Reported tax benefits related to approximately $0.2 million of the valuation allowance at July 31, 2004 will be recorded as an increase to paid-in capital, if realized, as it related to tax benefits from stock-based compensation.

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

      The Company has net operating loss carryforwards for federal and state tax purposes of approximately $78.4 million, after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation. The federal net operating loss carryforwards will expire from fiscal year 2011 to fiscal year 2024 and the state net operating loss carryforwards will expire from fiscal year 2008 to fiscal year 2024. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the Internal Revenue Code.

(14)	Stockholders’ Equity

Issuance of Common Stock

      On December 12, 2002, CBT cancelled warrants to purchase 346,883 shares of our common stock at exercise prices ranging from $86.55 to $103.80 per share.

      We have accounted for the 567,978 shares issued to CBT on December 31, 2002, in connection with the acquisition of CBTM, as a dividend distribution to CBT because CBT and its affiliates were considered to have controlling interest over both CBTM and NaviSite. As a result, we reported an increase to accumulated deficit of $1.3 million, which represents the number of common shares issued at the then current market value of $2.25 per share.

      On February 5, 2003, we issued 231,039 shares of our common stock at a per share value of $1.60 in connection with the acquisition of Avasta (see Note 8). In September 2003, we issued 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the additional shares) for the attainment of certain revenue targets in conjunction with the Avasta acquisition.

      On August 8, 2003, we issued 1,100,000 shares of our common stock to CBT at a per share value of $2.55 in connection with the acquisition of certain assets of CBT (see Note 8). The issuance of these shares has been accounted for as a dividend distribution because Atlantic Investors, LLC and its affiliates are considered to have controlling interest in both CBT and NaviSite. As a result, we reported a reduction of retained earnings of $2.8 million, which represents the number of common shares issued at the then current market value of $2.55 per share.

      During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held on December 9, 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2.0 million of deferred compensation expense, which will be amortized into compensation expense over the vesting period of the stock options. During the year ended July 31, 2004, the Company reported compensation expense of approximately $473,000 for these options. The remaining unamortized compensation charge of $1.5 million is recorded as deferred compensation, which is a component of stockholders’ equity.

      As part of the Silicon Valley Bank Financing Agreement, on May 27, 2003 we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at $370,000 using the Black-Scholes option-pricing model. The value of the warrants was amortized into interest expense over the term of the Financing Agreement. Pursuant to the terms of the warrant, on May 19, 2004, SVB fully exercised its warrant, which resulted in a net issuance of 73,738 shares (see Note 11).

      In connection with our amended Silicon Valley Bank Financing Agreement, on January 30, 2004, we issued a warrant to SVB for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. We fair valued the warrant at $213,426 using the Black-Scholes option-pricing model. The value of the warrant is being amortized into interest expense over the term of the modified Financing Agreement. The warrant is exercisable at any time on or after September 1, 2004. Pursuant to the terms of a Registration Rights Agreement, dated as of January 30, 2004, we also granted certain registration rights to SVB with respect to the shares of common stock issuable upon exercise of the warrant (see Note 11).

      On June 10, 2004, we issued 3,000,000 shares of our common stock at a per share value of $4.55, in connection with the acquisition of certain assets and liabilities of Surebridge (see Note 8).

(15) Stock Option Plans

(a) 1999 Employee Stock Purchase Plan

      The 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted by NaviSite’s Board of Directors and Stockholders in October 1999. The Stock Purchase Plan provides for the issuance of a maximum of 16,666 shares of our Common Stock. The Plan allows participants to purchase shares at 85% of the closing price of Common Stock on the first business day of the Plan period or the last business day of the Plan period, whichever closing price is less.

      During fiscal year 2004, no additional shares were issued under this plan. We issued a total of 16,657 shares since the plan’s inception.

(b) NaviSite 2000 Stock Option Plan

      In November 2000, NaviSite’s Board of Directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s employees, other than those who are also officers or directors, and our consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 66,666 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period. On December 9, 2003, the NaviSite Stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the Plan.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects stock option activity under the Plan for the years ended July 31, 2004, 2003 and 2002, respectively:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	4,872	$128.44	16,266	$128.44	32,157	$128.44
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	(1,164)	$128.44	(11,394)	$128.44	(15,891)	$128.44

Options outstanding, end of year	3,708	$128.44	4,872	$128.44	16,266	$128.44

Options exercisable, end of year	3,708		4,872		16,266

Options available for grant, end of year	—		61,794		50,400

     (c) NaviSite 1998 Equity Incentive Plan

      In December 1998, NaviSite’s Board of Directors and Stockholders approved the 1998 Equity Incentive Plan, as amended (the “1998 Plan”). The 1998 Plan replaced NaviSite Internet Services Corporation’s 1997 Equity Incentive Plan (the “1997 Plan”). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s or its affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 333,333 shares. In August 1999, the Board of Directors approved an increase in the number of shares authorized under the 1998 Plan to 741,628. In December 2000, the Board of Directors approved an additional increase in the number of shares authorized under the 1998 Plan to 1,000,000 shares. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. Options granted under the 1998 Plan have a five-year maximum term and typically vest over a four year period, with 25% of options granted becoming exercisable one year from the date of grant and the remaining 75% vesting monthly for the next thirty-six (36) months. On December 9, 2003, the NaviSite stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the 1998 Plan.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2004, 2003 and 2002, respectively:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	265,969	$66.14	452,801	$149.40	522,560	$276.00
Granted	40,000	$3.53	128,164	$2.57	268,397	$4.65
Exercised	(11,006)	$2.44	(1,905)	$1.18	(34,901)	$1.05
Cancelled	(62,910)	$87.61	(313,091)	$160.79	(303,255)	$256.35

Options outstanding, end of year	232,053	$52.59	265,969	$66.14	452,801	$149.40

Options exercisable, end of year	224,005	$54.02	175,555	$84.18	131,156	$294.60

Options available for grant, end of year	—		571,661		386,606

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 2.55	121,141	8.89	$2.55	120,465	$2.55
$2.56 - 3.75	40,166	9.15	$3.53	35,100	$3.53
$3.76 - 3.90	33,626	2.64	$3.90	33,626	$3.90
$3.91 - 15.47	7,854	1.67	$15.04	6,462	$15.14
$15.48 - 73.13	8,924	1.58	$34.17	8,131	$33.94
$73.14 - 182.82	6,127	0.36	$114.38	6,044	$113.72
$182.83 - 671.25	6,255	0.81	$615.24	6,217	$615.71
$671.26 and up	7,960	0.52	$835.33	7,960	$835.33

	232,053			224,005

     (d) NaviSite 2003 Stock Option Plan

      On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was approved by the NaviSite Stockholders on December 9, 2003. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors or NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). The Board of Directors authorized 2,600,000 shares of Common Stock for issuance under the 2003 Plan. On November 11, 2003, the 2003 Plan was amended to increase the number of available shares from 2,600,000 to 3,800,000. An amendment has been filed to add an additional 3,000,000 shares to the 2003 Plan. This amendment is subject to Stockholder approval. Upon approval of this amendment, there will be 6,800,000 shares authorized under the 2003 Plan.

      The 2003 Plan is administered by the Board of Directors of NaviSite or any committee to which the Board delegates its powers under the 2003 Plan. Subject to the provisions of the 2003 Plan, the Board of

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of July 31, 2004, stock options to purchase 3,492,287 shares of common stock at an average exercise price of $3.85 per share were outstanding under the 2003 Plan. The options are exercisable as to 25% of the original number of shares on the six month anniversary of the optionholder and thereafter in equal amounts monthly over the three year period commencing on the six month anniversary of the optionholder. Options granted under the 2003 Plan have a maximum term of ten years.

      The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the two years ended July 31, 2004, and 2003, respectively:

	2004		2003

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,189,000	$2.55	—	$—
Granted	1,967,375	$4.92	2,272,000	$2.55
Exercised	(148,079)	$2.55	—	$—
Cancelled	(516,009)	$2.75	(83,000)	$2.55

Options outstanding, end of year	3,492,287	$3.85	2,189,000	$2.55

Options exercisable, end of year	1,340,969	$3.58	—	$—

Options available for grant, end of year	159,634		411,000

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 2.55	1,835,081	8.92	$2.55	857,414	$2.55
$2.56 - 5.31	390,374	9.50	$4.52	88,448	$4.62
$5.32 - 5.42	1,004,000	9.55	$5.41	300,000	$5.41
$5.43 - 5.69	217,832	9.49	$5.69	73,550	$5.69
$5.70 and up	45,000	9.37	$7.73	21,557	$7.85

	3,492,287			1,340,969

     (e) Other Stock Option Grants

      At July 31, 2004, we had 2,665 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (f) Other Disclosure

      SFAS No. 123, “Accounting for Stock-Based Compensation,” sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, we have elected to continue to apply APB No. 25 to account for the stock-based compensation plans in which NaviSite’s employees participate.

(16) Related Party Transactions

      For the period August 1, 2002 through September 11, 2002, we classified revenue from CMGI and CMGI affiliates as revenue from related parties. For all periods subsequent to September 12, 2002, we classified revenue from CMGI and CMGI affiliates as third-party revenue.

      The consolidated financial statements for the three and twelve-month periods ended July 31, 2003 include certain allocations from CMGI for certain general and administrative expenses, such as rent, legal services, insurance, and employee benefits. Allocations are based primarily on headcount. Management believes that the method used to allocate the costs and expenses is reasonable; however, such allocated amounts may or may not necessarily be indicative of what actual expenses would have been incurred had we operated independently of CMGI. As a result of CMGI’s sale of its debt and equity interests in us to CBT, the agreement between NaviSite and CMGI whereby CMGI provided certain services to us automatically terminated. CMGI continued to provide certain services to us pursuant to a Transition Services Agreement we entered into with CMGI on November 25, 2002, as we transitioned to service offerings from CBT and other third-party suppliers. This transition agreement concluded during the second quarter of fiscal year 2003 and we have completely severed our administrative ties with CMGI; however, CMGI remains a third-party customer. During the second quarter of fiscal year 2003, we contracted with CBT and other third-party suppliers for these services. We currently rent administrative facilities from CMGI at 800 Federal Street, Andover, Massachusetts.

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

      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a related party to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. At July 31, 2004 and July 31, 2003, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as a current note payable to related party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables, and is subordinate to Silicon Valley Bank. On May 30, 2003 we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Atlantic Loan (see Note 9). On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following January 16, 2004 to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. On July 13, 2004, the Atlantic Loan was further amended to extend any and all Credit Advances under the Atlantic Loan to be due on or before the earlier of (i) November 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which we receive net proceeds of $13.0 million. On October 12, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, October 12, 2004, to be due on or before the earlier of (i) February 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligations under those certain Notes due to Surebridge, Inc.

     ClearBlue Technologies (UK) Limited Outsourcing Agreement

      Beginning April 1, 2004, we entered into an Outsourcing Agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. During the fiscal year ended July 31, 2004, the Company charged ClearBlue approximately $46,000 under this agreement, which has been included in Revenue, related parties in the Consolidated Statements of Operations. As of July 31, 2004, there are no amounts outstanding under this agreement.

(15) Selected Quarterly Financial Data (Unaudited)

      Financial information for interim periods was as follows:

	Fiscal Year Ended July 31, 2004

	Q1	Q2	Q3	Q4

	(In thousands)
Revenue	$23,473	$22,329	$20,185	$25,185
Gross profit	4,916	5,571	5,968	5,421
Net loss	(3,353)	(3,439)	(3,026)	(11,536)
Net loss per common share(a)	$(0.14)	$(0.14)	$(0.12)	$(0.43)

	Fiscal Year Ended July 31, 2003

	Q1	Q2	Q3	Q4

	(In thousands)
Revenue	$15,871	$18,761	$19,620	$22,339
Gross profit (loss)	(624)	1,747	2,308	2,379
Net loss	(10,005)	(20,231)	(11,304)	(32,087)
Net loss per common share(a)	$(1.60)	$(2.07)	$(0.88)	$(1.80)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

NaviSite, Inc. and Subsidiaries:

      Under date of November 1, 2004, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended July 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ KPMG LLP

Boston, Massachusetts

November 1, 2004

NaviSite, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at	Additions		Deductions	Balance at
	beginning	charged to		from	end of
	of year	expense	Other(1)	reserve	year

	(In thousands)
Year ended July 31, 2002:
Allowance for doubtful accounts	$6,859	$3,490	$—	$(9,732)	$617
Year ended July 31, 2003:
Allowance for doubtful accounts	$617	$1,778	$3,119	$(3,484)	$2,030
Year ended July 31, 2004:
Allowance for doubtful accounts	$2,030	$2,568	$—	$(2,100)	$2,498

(1)	Represents allowance for doubtful accounts of CBTM (fiscal year 2003) and CBT (fiscal year 2004) which were accounted for in a manner similar to a pooling-of-interest due to common control ownership.