Form 10-Q
period 2004-10-31
NAVISITE INC
filed 2004-12-15
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

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

      As of December 6, 2004, there were 27,933,057 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

Report on Form 10-Q for the Quarter Ended October 31, 2004

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVISITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2004	2004

	(Unaudited)

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,024	$3,195
Accounts receivable, less allowance for doubtful accounts of $2,759 and $2,498 at October 31, 2004 and July 31, 2004, respectively	16,220	16,584
Due from related party	99	101
Prepaid expenses and other current assets	5,475	5,967

Total current assets	22,818	25,847
Property and equipment, net	19,103	20,794
Customer lists, less accumulated amortization of $9,301 and $7,875 at October 31, 2004 and July 31, 2004, respectively	21,698	23,151
Goodwill	46,173	45,920
Other assets	6,189	6,316
Restricted cash	1,726	1,836

Total assets	$117,707	$123,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts receivable financing line, net	$20,267	$20,240
Notes payable, current portion	2,013	1,551
Note payable to related party	3,000	3,000
Capital lease obligations, current portion	1,277	2,921
Accounts payable	9,948	8,285
Accrued expenses	20,406	23,159
Deferred revenue and customer deposits	3,313	3,402

Total current liabilities	60,224	62,558
Capital lease obligations, less current portion	1,904	469
Accrued lease abandonment costs, less current portion	2,544	2,782
Accrued interest	1,527	545
Other long-term liabilities	1,223	804
Notes payable to the AppliedTheory Estate	6,000	6,000
Note payable, less current portion	1,121	1,157
Convertible notes payable to Waythere (formerly Surebridge)	38,467	38,467

Total liabilities	113,010	112,782

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at October 31, 2004 and July 31, 2004	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 27,929 at October 31, 2004 and 27,924 at July 31, 2004	279	279
Deferred compensation	(1,334)	(1,514)
Accumulated other comprehensive income	11	15
Additional paid-in capital	452,172	452,156
Accumulated deficit	(446,431)	(439,854)

Total stockholders’ equity	4,697	11,082

Total liabilities and stockholders’ equity	$117,707	$123,864

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	October 31,	October 31,
	2004	2003

	(Unaudited)

	(In thousands, except per
	share amounts)
Revenue	$28,861	$23,473
Revenue, related parties	33	—

Total revenue	28,894	23,473

Cost of revenue	22,820	17,924
Impairment, restructuring and other	—	633

Total cost of revenue	22,820	18,557

Gross profit	6,074	4,916

Operating expenses:
Product development	187	348
Selling and marketing	3,173	1,972
General and administrative	6,448	4,958
Impairment, restructuring and other	1,032	456

Total operating expenses	10,840	7,734

Loss from operations	(4,766)	(2,818)
Other income (expense):
Interest income	13	64
Interest expense	(1,898)	(609)
Other income (expense), net	75	10

Loss before income tax expense	(6,576)	(3,353)
Income tax expense	—	—

Net loss	$(6,576)	$(3,353)

Basic and diluted net loss per common share	$(0.24)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	27,927	24,506

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	October 31,	October 31,
	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,576)	$(3,353)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,764	3,484
Impairment of long-lived assets related to abandoned leases	330	—
Gain on disposal of assets	(13)	—
Costs associated with abandoned leases	702	1,088
Amortization of warrants	27	92
Non-cash stock compensation	184	—
Provision for bad debts	646	(183)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(298)	(2,294)
Due from related party	2	(125)
Prepaid expenses and other current assets	492	(663)
Long-term assets	127	424
Accounts payable	2,309	(248)
Long-term liabilities	1,401	(83)
Accrued expenses, deferred revenue and customer deposits	(3,841)	(1,358)

Net cash used for operating activities	(744)	(3,219)

Cash flows from investing activities:
Purchase of property and equipment	(1,439)	(486)
Proceeds from the sale of equipment	20	—

Net cash used for investing activities	(1,419)	(486)

Cash flows from financing activities:
Restricted cash	110	872
Proceeds from exercise of stock options	11	—
Proceeds from note payable	405	—
Repayment of note payable	(237)	—
Net borrowings under accounts receivable line	—	2,606
Payments under note to affiliates	—	(30)
Payments on capital lease obligations	(297)	(707)

Net cash provided by (used for) financing activities	(8)	2,741

Net decrease in cash	(2,171)	(964)
Cash and cash equivalents, beginning of period	3,195	3,862

Cash and cash equivalents, end of period	$1,024	$2,898

Supplemental disclosure of cash flow information:
Cash paid for interest	$618	$273

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

      NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides managed application services and a broad range of outsourced hosting services for middle-market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. Our service offerings allow our customers to outsource the hosting and management of their information technology infrastructure and applications, such as commerce systems, enterprise software applications and email. Substantially all revenue is generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

      The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 2, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2004 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2005.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets, the collectability of receivables and other assumptions for sublease and lease abandonment reserves.

(b)	Revenue Recognition

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(c)	Cash and Cash Equivalents and Restricted Cash

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had long-term restricted cash of $1.7 million and $1.8 million as of October 31, 2004 and July 31, 2004, respectively, which represents a cash collateral requirement for standby letters of credit associated with several of the Company’s facility and equipment leases.

(d)	Property and Equipment

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

(e)	Long-lived Assets, Goodwill and Other Intangibles

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of October 31, 2004, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentra-

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 8% and 15% of our total revenue for the three months ended October 31, 2004 and 2003, respectively. Accounts receivable included approximately $1.5 million due from this third-party customer at October 31, 2004.

(g)	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income (loss), resulting from foreign currency translation adjustment, on the Condensed Consolidated Balance Sheet.

(h)	Income Taxes

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

(i)	Stock-Based Compensation Plans

      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB”), Accounting for Stock Issued to Employees, and Related Interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. We recorded stock compensation expense of approximately $0.2 million during the three months ended October 31, 2004. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended
	October 31,

	2004	2003

	(In thousands, except
	per share data)
Net loss, as reported	$(6,576)	$(3,353)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	184	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,236)	(921)

Net loss, as adjusted	$(7,628)	$(4,274)

Net loss per common share:
Basic and diluted — as reported	$(0.24)	$(0.14)

Basic and diluted — as adjusted	$(0.27)	$(0.17)

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	October 31,

	2004	2003

Risk-free interest rate	2.56%	2.26%
Expected volatility	125.48%	172.56%
Expected life (years)	2.09	3.02
Weighted average fair value of options granted during the period	$1.69	$3.08

(j)	Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock and notes or the treasury stock method for warrants and options, unless amounts are anti-dilutive.

      For the three months ended October 31, 2004 and 2003, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. There were no dilutive shares for the three months ended October 31, 2004. For the three months ended October 31, 2003, there were 40,200 of dilutive shares related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during this period.

(k)	Segment Reporting

      We currently operate in one segment, outsourced hosting and application management services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.

(l)	Foreign Currency

      The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (“Accumulated other comprehensive income (loss)”).

(3)	Liquidity

      As of October 31, 2004, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $37.4 million, including cash and cash equivalents of $1.0 million at October 31, 2004, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.

      The total net change in cash and cash equivalents for the three months ended October 31, 2004 was a decrease of $2.2 million. The primary uses of cash during the three months ended October 31, 2004 included $0.7 million of cash used for operating activities, $1.4 million for purchases of property and equipment and $0.5 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the three months ended October 31, 2004 were a $0.1 million decrease in restricted cash and $0.4 million in proceeds from a note payable. Net cash used for operating activities of $0.7 million during the three months ended October 31, 2004, resulted primarily from funding our $6.6 million net loss, offset by approximately

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million of net changes in operating assets and liabilities and noncash charges of approximately $5.6 million. At October 31, 2004, we had an accumulated deficit of $446.4 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.

      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0% (8.75% at October 31, 2004). Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2004 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

      At October 31, 2004, the Company had $1.7 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at October 31, 2004 and July 31, 2004.

      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing in order to remain a going concern. Potential sources include public or private sales of equity or debt securities and the sale of assets. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by the sale of assets to make payments on the Surebridge notes, depending on the total net proceeds received by us in the financing (see Note 11(e)).

      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Impairment of Long-Lived Assets

      The Company recorded a $0.3 million impairment charge for property and equipment, consisting primarily of unamortized leasehold improvements, related to our 10 Maguire Road facility in Lexington, MA, which we abandoned during the three months ended October 31, 2004. The impairment charge is included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations (see Note 12).

(5)	Property and Equipment

      Property and equipment at October 31, 2004 and July 31, 2004 are summarized as follows:

	October 31,	July 31,
	2004	2004

	(In thousands)
Office furniture and equipment	$3,157	$3,625
Computer equipment	36,166	35,117
Software licenses	10,470	10,405
Leasehold improvements	10,235	10,245

	60,028	59,392
Less: Accumulated depreciation and amortization	(40,925)	(38,598)

Property and equipment, net	$19,103	$20,794

      The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, 4 years or life of the lease.

(6)	Intangible Assets

      The gross carrying amount and accumulated amortization as of October 31, 2004 and July 31, 2004 for customer lists related to prior acquisitions are as follows:

	October 31,	July 31,
	2004	2004

	(In thousands)
Gross carrying amount	$30,999	$31,026
Less: Accumulated amortization	(9,301)	(7,875)

Customer lists, net	$21,698	$23,151

      Intangible asset amortization expense for the three months ended October 31, 2004 and 2003 aggregated $1.4 million and $0.8 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2005 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

(In thousands)
Year Ending July 31,

2005	$5,623
2006	$5,125
2007	$4,181
2008	$3,288
2009	$2,064

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Goodwill

      During the three months ended October 31, 2004, we recorded net purchase accounting adjustments of $0.2 million to goodwill relating to our acquisition of Surebridge on June 10, 2004. We perform our annual impairment analysis of goodwill in our fiscal fourth quarter.

(8)	Acquisitions

      Surebridge. On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies now known as Waythere, Inc., in exchange for two promissory notes (see Note 11) in the aggregate principal amount of approximately $39.3 million, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. The final purchase accounting is subject to final resolution of a working capital adjustment calculation which is expected to be completed during the second quarter of fiscal year 2005. We have included the financial results of Surebridge in our consolidated financial statement beginning June 10, 2004, the date of acquisition.

      The following unaudited pro forma results for the three months ended October 31, 2003 give effect to our acquisition of Surebridge, as if it had taken place at the beginning of fiscal year 2004. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the fiscal 2004 period and is not necessarily indicative of results that may be obtained in the future.

Three Months Ended
October 31, 2003

(In thousands,
except per share
amounts)
Revenue	$34,499
Net loss	(6,324)
Pro forma net loss per share	$(0.23)

(9)	Investment in Debt Securities

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

      On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. The final amount and timing of distributions we will receive on our Interliant Notes

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has not been determined. It may be greater or less than the remaining carrying value, however, we have estimated the value to approximate the $1.4 million carrying value included in “Other assets” on our Condensed Consolidated Balance Sheet at October 31, 2004 and July 31, 2004.

(10)	Accrued Expenses

      Accrued expenses consist of the following:

	October 31,	July 31,
	2004	2004

	(In thousands)
Accrued payroll, benefits and commissions	$4,764	$6,580
Accrued legal	2,547	3,098
Accrued accounts payable	2,632	2,727
Due to AppliedTheory Estate	1,464	1,464
Accrued interest	800	659
Accrued contract termination fees	783	984
Accrued lease abandonment costs, current portion	3,724	4,269
Accrued other	3,692	3,378

	$20,406	$23,159

(11)	Debt

      Debt consists of the following:

	October 31,	July 31,
	2004	2004

	(In thousands)
Accounts receivable financing line, net	$20,267	$20,240
Notes payable to Atlantic Investors	3,000	3,000
Note to the AppliedTheory Estate	6,000	6,000
Note payable to landlord	1,727	1,908
Convertible notes payable to Surebridge	39,267	39,267
Other notes payable	607	—

Total	70,868	70,415
Less current portion	25,280	24,791

Long-term debt	$45,588	$45,624

(a)	Silicon Valley Bank Financing Arrangements

      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0% (8.75% at October 31, 2004). Following

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2004 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

     (b)     Note Payable to Atlantic Investors, LLC (Atlantic)

      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At October 31, 2004, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as “Note payable to related party” on our Condensed Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank.

      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January  16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. On July 13, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, July 13, 2004, to be due on or before the earlier of (i) November 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. On October 12, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, October 12, 2004, to be due on or before the earlier of (i) February 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc.

(c)	Notes Payable to the AppliedTheory Estate

      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At October 31, 2004, we had approximately $0.2 million in accrued interest related to this note, which is reflected within “Accrued expenses” on our Condensed Consolidated Balance Sheet.

(d)	Notes Payable to Landlord

      As part of an amendment to our 400 Minuteman Road lease in the second quarter of fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility in Andover, MA were transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

400 Minuteman facility in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space.

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

     (e)     Convertible Notes Payable to Waythere (formerly Surebridge)

      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. In addition, if at any time during the first six months after the date of issuance of the notes we complete certain equity or debt financings, including our proposed public offering, we are obligated to use a significant portion of the proceeds to make payments on the notes, depending on the total net proceeds received by us in the financing. If we receive net proceeds of less than $20.0 million in a debt or equity financing, then we would be obligated to make a payment on the notes equal to 75% of the net proceeds. If we receive net proceeds of between $20.0 million and $30.0 million, then we would be obligated to make a payment on the notes equal to $15.0 million. If we receive net proceeds in excess of $30.0 million, then we would be obligated to make a payment on the notes equal to 50% of the net proceeds. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at anytime for a period of one year from June 10, 2004, the date of closing. During the first quarter of fiscal year 2005, the noteholder requested payment of $0.8 million and the Company expects to pay this amount during the second quarter of fiscal year 2005.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Abandoned Leased Facilities

      During the first quarter of fiscal year 2005, we abandoned our administrative space at 10 Maguire Road, in Lexington, MA and recorded a $0.7 million lease abandonment charge related to this facility.

      All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.

      Details of activity in the lease exit accrual by facility for the three months ended October 31, 2004 were as follows (in thousands):

	Balance at		Purchase	Payments, less	Balance at
	July 31,		Accounting	accretion of	October 31,
Lease Abandonment Costs for:	2004	Expense	Adjustments	interest	2004

Andover, MA	$1,040	$—	$—	$(67)	$973
La Jolla, CA	1,136	—	—	(268)	868
Chicago, IL	922	—	—	(116)	806
Amsterdam	120	—	—	—	120
Vienna, VA	548	—	—	(139)	409
San Francisco, CA	248	—	—	(80)	168
Houston, TX	905	—	—	(114)	791
Syracuse, NY	358	—	—	(94)	264
Syracuse, NY	111	—	—	(20)	91
San Jose, CA	1,019	—	—	(178)	841
Atlanta, GA	230	—	—	(28)	202
Atlanta, GA	275	—	—	(85)	190
Bedford, NH	139	—	19	(158)	—
Lexington, MA	—	702	—	(157)	545

	$7,051	$702	$19	$(1,504)	$6,268

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2004:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/Long-term debt	$71,001	$25,413	$45,430	$158	$—	$—	$—
Interest on debt(a)	9,661	1,252	8,406	3	—	—	—
Capital leases	3,668	1,570	1,325	773	—	—	—
Operating leases	316	253	47	16	—	—	—
Bandwidth commitments	7,245	3,798	2,321	1,020	106	—	—
Maintenance for hardware/ software	873	576	166	126	5	—	—
Property leases(b)	60,335	12,918	11,740	8,878	7,814	5,904	13,081

	$153,099	$45,780	$69,435	$10,974	$7,925	$5,904	$13,081

(a)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

      With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At October 31, 2004, this restricted cash of $1.7 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

And Individuals (the “Preliminary Approval Motion”). The Preliminary Approval Motion has been fully briefed but the Court has not ruled upon or set a date for oral argument, if any, on the Preliminary Approval Motion. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

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

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In September, 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. Mr. Stricken has asked for and the parties have agreed to participate in a second mediation session which has not yet been scheduled. By order of Judge Pauley, the stay of expert discovery and motion procedures shall continue until February 4, 2005 to give the parties time to complete the mediation. Because of the uncertain outcome of such mediation, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.

     Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Acquisition Corp., Avasta and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed by Convergence Associates, Inc. (“Convergence Associates”) on behalf of substantially all of the former shareholders of Avasta claiming among other things breach of contract, tortuous conduct, fraud and other wrongful conduct. Damages sought included in excess of 782,790 shares of our common stock. On September 30, 2004, the arbitrator issued a decision with respect to the demand for arbitration. The arbitrator found that we breached our obligations under the Agreement and ordered us to issue to the former Avasta shareholders, or their designee, an aggregate of 321,880 shares of our common stock. In addition, the arbitrator determined that, as the prevailing party, Convergence Associates is entitled to recover from us its reasonable attorneys’ fees, costs and disbursements. On October 11, 2004, Convergence Associates submitted its application for reasonable attorneys’ fees, costs and disbursements in the range of approximately $750,957 to $957,000. We filed an objection to Convergence Associates’ proposed fees on October 25, 2004. Convergence Associates responded to our objection on November 2, 2004. A hearing is scheduled to occur on January 18, 2005. When the arbitrator makes the final award of fees, that order, together with the decision issued on September 30, 2004, will constitute the final, non-appealable award of the arbitrator.

     Engage Bankruptcy Trustee Claim

      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust, filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the

NAVISITE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A. On November 19, 2004, we filed a motion to dismiss as a matter of law claims (ii) and (iii) in the complaint. This motion is in the briefing stages and has not yet been determined by the Court. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

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
(M-Services)

      We support a broad portfolio of outsourced application services including financial management, supply chain management, human resources management and customer relationship management. We provide these services to a range of vertical industries through our direct sales force and channel relationships. The applications we provide include PeopleSoft, Siebel Systems, Progress Software and the Microsoft Business Solutions suite.

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

      We currently service approximately 1,100 customers, including approximately 148 customers through our sales channel relationships. Our customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals or terminations of agreements with existing customers.

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

      In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we completed a common control merger with CBTM, adding application management and development capabilities to our Managed Application Services; in February 2003, we acquired Avasta, adding capabilities to our Managed Application Services; in April 2003, we acquired Conxion, providing key services to our Managed Application Services and Managed Infrastructure Services; in May 2003, we acquired assets of Interliant, forming the core of our Managed Messaging Services; and in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT, related to colocation, bandwidth, security and disaster recovery services, enhancing our Managed Infrastructure Services. In June 2004, we acquired substantially all of the assets and liabilities of Surebridge adding significant capabilities to our Managed Application and Professional Services. Prior to September 2002, substantially all of our services were managed application services, and we have added managed infrastructure and managed messaging services and increased managed applications and professional services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.

      The audit report on our fiscal year 2004 consolidated financial statements from KPMG LLP, our independent registered public accounting firm, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot assure you that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.

Results of Operations for the Three Months Ended October 31, 2004 and 2003

      The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended
	October 31,

	2004	2003

Revenue	99.9%	100.0%
Revenue, related parties	0.1	0.0

Total revenue	100.0	100.0

Cost of revenue	79.0	76.4
Impairment, restructuring and other	0.0	2.7

Total cost of revenue	79.0	79.1

Gross profit	21.0	20.9

Operating expenses:
Product development	0.6	1.5
Selling and marketing	11.0	8.4
General and administrative	22.3	21.1
Impairment, restructuring and other	3.6	1.9

Total operating expenses	37.5	32.9

Loss from operations	(16.5)	(12.0)
Other income (expense):
Interest income	0.0	0.3
Interest expense	(6.6)	(2.6)
Other income (expense), net	0.3	0.0

Loss before income tax expense	(22.8)	(14.3)
Income tax expense	0.0	0.0

Net loss	(22.8)%	(14.3)%

Revenue

      We derive our revenue from outsourced managed hosting, colocation and application services comprised of a variety of service offerings, including providing related professional and consulting services, to mid-sized enterprises, divisions of large multi-national companies and government agencies.

      Total revenue for the three months ended October 31, 2004 increased 23% to approximately $28.9 million from approximately $23.5 million for the three months ended October 31, 2003. The overall growth in revenue was mainly due to the revenue resulting from our fiscal year 2004 acquisition of Surebridge which contributed approximately $10.2 million in revenue during the three months ended October 31, 2004. The increased revenue during the first fiscal quarter of 2005 was partially offset by net lost customer revenue of approximately $4.8 million. Revenue from related parties during the three months ended October 31, 2004 totaled $33,000, while there was no related party revenue during the three months ended October 31, 2003.

      One unrelated customer accounted for 8% and 15% of our total revenue during the first fiscal quarters of 2005 and 2004, respectively.

Gross Profit

      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

      Gross profit of $6.1 million for the three months ended October 31, 2004 increased approximately $1.2 million, or 24%, from a gross profit of approximately $4.9 million for the three months ended October 31, 2003. Gross profit for the first fiscal quarter of 2005 represented 21.0% of total revenue, as compared to 20.9% of total revenue for the first fiscal quarter of 2004. Total cost of revenue increased approximately 23% to $22.8 million during the first fiscal quarter of 2005 from approximately $18.6 million during the first fiscal quarter of 2004. The increase in cost of revenue of $4.3 million resulted primarily from the costs associated with the increased revenue and an increase in amortization expense for intangible assets resulting from the 2004 Surebridge acquisition, partially offset by cost reductions related to facility rent, utilities and depreciation expense. Total cost of revenue for the three months ended October 31, 2003 includes impairment, restructuring and other charges totaling $0.6 million.

Cost of Revenue — Impairment, Restructuring and Other

      During the first fiscal quarter of 2004, we recorded a $0.6 million lease abandonment charge related to our data center space located at Westwood Center, Vienna, VA as a component of total cost of revenue. No such charge was recorded during the first fiscal quarter of 2005.

Operating Expenses

      Product Development. Product development expense consists primarily of salaries and related costs.

      Product development expense decreased 46% to approximately $187,000 during the three months ended October 31, 2004 from approximately $348,000 during the three months ended October 31, 2003 and represented approximately 0.6% and 1.5% of total revenue for the first fiscal quarter of 2005 and 2004, respectively. The decrease in product development expense of approximately $161,000 is primarily related to decreased salary expense resulting from a decreased headcount.

      Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.

      Selling and marketing expense increased 61% to approximately $3.2 million, or 11.0% of total revenue, during the three months ended October 31, 2004 from approximately $2.0 million, or 8.4% of total revenue, during the three months ended October 31, 2003. The increase of approximately $1.2 million resulted primarily from increased salary expense and related costs and travel, primarily due to an increased headcount of direct selling personnel.

      General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

      General and administrative expense increased 30% to approximately $6.4 million, or 22.3% of total revenue, during the three months ended October 31, 2004 from approximately $5.0 million, or 21.1% of total revenue, during the three months ended October 31, 2003. The increase of approximately $1.5 million was primarily the result of increased salary expense resulting from an increased headcount, as well as increases in bad debt expense and bank charges related to our financing agreement with Silicon Valley Bank, partially offset by decreases in facility rent and utilities.

Operating Expenses — Impairment, Restructuring and Other

      Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $1.0 million during the three months ended October 31, 2004, as compared to approximately $0.5 million during the three months ended October 31, 2003. The $1.0 million charge during the first fiscal quarter of 2005 related to a $0.7 million lease abandonment charge related to our facility located at 10 Maguire Road in Lexington, MA and a $0.3 million impairment charge for property and equipment, consisting primarily of leasehold improvements, relating to this same location. The $0.5 million charge recorded during the first fiscal quarter of 2004 related to the abandonment of administrative office space at 55 Francisco St., San Francisco, CA.

Interest Expense

      Interest expense increased 209% to approximately $1.9 million, or 6.6% of total revenue, during the three months ended October 31, 2004 from approximately $0.6 million, or 2.6% of total revenue, during the three months ended October 31, 2003. The increase of $1.3 million is primarily related to the issuance of the Surebridge notes on June 10, 2004.

Liquidity and Capital Resources

      As of October 31, 2004, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $37.4 million, including cash and cash equivalents of $1.0 million at October 31, 2004, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.

      The total net change in cash and cash equivalents for the three months ended October 31, 2004 was a decrease of $2.2 million. The primary uses of cash during the three months ended October 31, 2004 included $0.7 million of cash used for operating activities, $1.4 million for purchases of property and equipment and $0.5 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the three months ended October 31, 2004 were a $0.1 million decrease in restricted cash and $0.4 million in proceeds from a note payable. Net cash used for operating activities of $0.7 million during the three months ended October 31, 2004, resulted primarily from funding our $6.6 million net loss, offset by approximately $0.2 million of net changes in operating assets and liabilities and noncash charges of approximately $5.6 million. At October 31, 2004, we had an accumulated deficit of $446.4 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.

      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2004, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2004 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

      At October 31, 2004, the Company had $1.7 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at October 31, 2004.

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

      Finally, the outstanding principal of and the accrued interest on the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder:

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

      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including the closing and integration of strategic acquisitions, the changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing in order to remain a going concern. Potential sources include public or private sales of equity or debt securities and the sale of assets. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by the sale of assets to make payments on the Surebridge notes, depending on the total net proceeds received by us in the financing (see Note 11(e)).

      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments

      We are obligated under various capital and operating leases for facilities and equipment. Minimum annual rental commitments under operating leases and other commitments are as follows:

		Less than			More than
Description	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Short/ Long-term debt	$71,001	$25,413	$45,588	$—	$—
Interest on debt(a)	9,661	1,252	8,409	—	—
Capital leases	3,668	1,570	2,098	—	—
Operating leases	316	253	63	—	—
Bandwidth commitments	7,245	3,798	3,341	106	—
Maintenance for hardware/ software	873	576	292	5	—
Property leases(b)	60,335	12,918	20,618	13,718	13,081

	$153,099	$45,780	$80,409	$13,829	$13,081

(a)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

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

      We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative operating cash flows for each quarterly and annual period. As of October 31, 2004, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $446.4 million. During the three months ended October 31, 2004, we had a net loss of approximately $6.6 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2004 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments, machinery and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

We need to obtain additional financing, which may not be available on favorable terms, or at all.

      As of October 31, 2004 we had approximately $1.0 million of cash and cash equivalents and a working capital deficit of approximately $37.4 million. Our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement as of October 31, 2004 was $20.4 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in prepaid expenses and other current assets on our

October 31, 2004 Condensed Consolidated Balance Sheet. If we do not raise additional capital, our business may not continue as a going concern.

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

      On June 10, 2004, pursuant to an asset purchase agreement dated May 6, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge for three million shares of our common stock and two promissory notes in the aggregate principal amount of approximately $39.3 million.

      The success of the acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth and marketing opportunities from integrating the businesses of Surebridge with the businesses of NaviSite. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Surebridge. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	maintaining customer service levels;

•	coordinating sales and marketing functions;

•	preserving the distribution, marketing, promotion and other important internal operations and third- party relationships of Surebridge;

•	minimizing the diversion of management’s attention from our current business;

•	coordinating geographically disparate organizations and data centers; and

•	retaining key customers.

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

      If the promissory notes are converted into shares of common stock, Surebridge may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Surebridge elect to convert all of the initial principal amount of its two convertible promissory notes into shares of our common stock, Surebridge would own approximately 11,466,000 shares of our common stock, which, based on our capitalization as of December 6, 2004, would be approximately 32% of our outstanding shares of common stock.

      In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions.

Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.

      As of October 31, 2004, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

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

      The New York State Department of Labor represented approximately 8% of our consolidated revenue for the three months ended October 31, 2004. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor, and its funding allowance, expires in June 2005. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.

      Atlantic Investors owns approximately 61% of our outstanding capital stock as of December 6, 2004. In addition, Atlantic Investors holds a note in the principal amount of $3.0 million due upon the earlier to occur of February 1, 2005, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after satisfying the mandatory prepayment obligations under the promissory notes issued to Surebridge. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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

      Since December 2002, we have acquired CBTM (accounted for as an “as if pooling”), Avasta, Conxion, selected assets of Interliant, all of the shares of ten wholly-owned subsidiaries of CBT (accounted for as an “as if pooling”), and substantially all of the assets and liabilities of Surebridge. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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

      We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering, an arbitration matter involving the former stockholders of Avasta and counterclaims by the defendant in a suit in which we are the plaintiff. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash and/or shares of our common stock to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

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

      We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 5% of our total revenue during the three months ended October 31, 2004. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

      Changes in Internal Control Over Financial Reporting. There was no change in NaviSite’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.

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

      In September, 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. Mr. Stricken has asked for and the parties have agreed to participate in a second mediation session which has not yet been scheduled. By order of Judge Pauley, the stay of expert discovery and motion procedures shall continue until February 4, 2005 to give the parties time to complete the mediation. Because of the uncertain outcome of such mediation, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.

Avasta Earnout

      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Acquisition Corp., Avasta and NaviSite. On December 11, 2003, a demand for arbitration before JAMS (formerly known as Judicial Arbitration and Mediation Services) was filed by Convergence Associates, Inc. (“Convergence Associates”) on behalf of substantially all of the former shareholders of Avasta claiming among other things breach of contract, tortuous conduct, fraud and other wrongful conduct. Damages sought included in excess of 782,790 shares of our common stock. On September 30, 2004, the arbitrator issued a decision with respect to the demand for arbitration. The arbitrator found that we breached our obligations under the Agreement and ordered us to issue to the former Avasta shareholders, or their designee, an aggregate of 321,880 shares of our common stock. In addition, the arbitrator determined that, as the prevailing party, Convergence Associates is entitled to recover from us its reasonable attorneys’ fees, costs and disbursements. On October 11, 2004, Convergence Associates submitted its application for reasonable attorneys’ fees, costs and disbursements in the range of approximately $750,957 to $957,000. We filed an objection to Convergence Associates’ proposed fees on October 25, 2004. Convergence Associates responded to our objection on November 2, 2004. A hearing is scheduled to occur on January 18, 2005. When the arbitrator makes the final award of fees, that order, together with the decision issued on September 30, 2004, will constitute the final, non-appealable award of the arbitrator.

Engage Bankruptcy Trustee Claim

      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust, filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly-owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A. On November 19, 2004, we filed a motion to dismiss as a matter of law claims (ii) and (iii) in the complaint. This motion is in the briefing stages and has not yet been determined by the Court. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows, except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

Item 5.	Other Information

      During the quarter ended October 31, 2004, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits

      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISITE, INC.

December 15, 2004	By: /s/ JOHN J. GAVIN, JR. ------------------------------------------------ John J. Gavin, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Joinder Agreement dated as of December 7, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., Surebridge Services, Inc., Surebridge Acquisition Corp. and ManagedOps.com, Inc.
10.2	Joinder Agreement dated as of December 7, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., Surebridge Services, Inc., Surebridge Acquisition Corp., ManagedOps.com, ClearBlue Technologies/ Chicago-Wells, Inc., ClearBlue Technologies/ Las Vegas, Inc., ClearBlue Technologies/ Milwaukee, Inc., ClearBlue Technologies/ Los Angeles, Inc., ClearBlue Technologies/ Oakbrook, Inc., ClearBlue Technologies/ Vienna, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc., and ClearBlue Technologies/ San Francisco, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.