Form 10-Q
period 2005-01-31
NAVISITE INC
filed 2005-03-10
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 4, 2005, there were 28,481,010 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

Report on Form 10-Q for the Quarter Ended January 31, 2005

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements
NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2005	2004

	(Unaudited)
	(In thousands, except par
	value)
ASSETS
Current assets:
Cash and cash equivalents	$1,517	$3,195
Accounts receivable, less allowance for doubtful accounts of $3,093 and $2,498 at January 31, 2005 and July 31, 2004, respectively	15,532	16,584
Due from related party	108	101
Prepaid expenses and other current assets	4,676	5,967

Total current assets	21,833	25,847
Property and equipment, net	17,821	20,794
Customer lists, less accumulated amortization of $10,726 and $7,875 at January 31, 2005 and July 31, 2004, respectively	20,204	23,151
Goodwill	46,317	45,920
Other assets	5,913	6,316
Restricted cash	1,653	1,836

Total assets	$113,741	$123,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts receivable financing line, net	$20,293	$20,240
Notes payable, current portion	1,334	1,551
Note payable to related party	3,000	3,000
Capital lease obligations, current portion	1,381	2,921
Accounts payable	10,696	8,285
Accrued expenses	18,370	23,159
Deferred revenue and customer deposits	2,921	3,402

Total current liabilities	57,995	62,558
Capital lease obligations, less current portion	1,765	469
Accrued lease abandonment costs, less current portion	2,240	2,782
Accrued interest	2,458	545
Deferred tax liability	765	—
Other long-term liabilities	1,456	804
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable, less current portion	890	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge), less current portion	38,467	38,467

Total liabilities	112,036	112,782

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at January 31, 2005 and July 31, 2004	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 27,959 at January 31, 2005 and 27,924 at July 31, 2004	280	279
Deferred compensation	(1,138)	(1,514)
Accumulated other comprehensive income	45	15
Additional paid-in capital	453,580	452,156
Accumulated deficit	(451,062)	(439,854)

Total stockholders’ equity	1,705	11,082

Total liabilities and stockholders’ equity	$113,741	$123,864

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenue	$28,346	$22,329	$57,207	$45,802
Revenue, related parties	35	—	68	—

Total revenue	28,381	22,329	57,275	45,802

Cost of revenue	20,634	16,758	43,454	34,682
Impairment, restructuring and other	34	—	34	633

Total cost of revenue	20,668	16,758	43,488	35,315

Gross profit	7,713	5,571	13,787	10,487

Operating expenses:
Product development	37	312	224	660
Selling and marketing	3,197	1,904	6,370	3,876
General and administrative	5,962	5,287	12,410	10,245
Impairment, restructuring and other	473	946	1,505	1,402

Total operating expenses	9,669	8,449	20,509	16,183

Loss from operations	(1,956)	(2,878)	(6,722)	(5,696)
Other income (expense):
Interest income	15	33	28	97
Interest expense	(1,927)	(670)	(3,825)	(1,279)
Other income (expense), net	1	76	76	86

Loss before income tax expense	(3,867)	(3,439)	(10,443)	(6,792)
Income tax expense	(765)	—	(765)	—

Net loss	$(4,632)	$(3,439)	$(11,208)	$(6,792)

Basic and diluted net loss per common share	$(0.17)	$(0.14)	$(0.40)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	27,944	24,741	27,936	24,624

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	January 31,	January 31,
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,208)	$(6,792)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,354	6,642
Impairment of long-lived assets related to abandoned leases	330	269
Loss (Gain) on disposal of assets	(13)	51
Costs associated with abandoned leases	1,209	1,766
Amortization of warrants	53	185
Non-cash stock compensation	380	218
Provision for bad debts	1,316	930
Avasta settlement in common stock	490	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(309)	(2,433)
Due from related party	(7)	—
Prepaid expenses and other current assets	1,291	(196)
Long-term assets	416	391
Accounts payable	3,281	1,881
Deferred tax liability	765	—
Long-term liabilities	2,565	(171)
Accrued expenses, deferred revenue and customer deposits	(6,395)	(2,756)

Net cash provided by (used for) operating activities	1,518	(15)

Cash flows from investing activities:
Purchase of property and equipment	(2,141)	(846)
Proceeds from the sale of equipment	20	—

Net cash used for investing activities	(2,121)	(846)

Cash flows from financing activities:
Restricted cash	183	1,106
Proceeds from exercise of stock options	89	278
Proceeds from sale leaseback	—	120
Proceeds from notes payable	703	50
Repayment of notes payable	(645)	(408)
Net borrowings under accounts receivable line	—	(6,874)
Net proceeds from modified accounts receivable line	—	12,000
Payments under note to affiliates	—	(30)
Payments on note payable to Waythere, Inc. (formerly Surebridge)	(800)	—
Payments on capital lease obligations	(605)	(1,524)

Net cash provided by (used for) financing activities	(1,075)	4,718

Net increase (decrease) in cash	(1,678)	3,857
Cash and cash equivalents, beginning of period	3,195	3,862

Cash and cash equivalents, end of period	$1,517	$7,719

Supplemental disclosure of cash flow information:
Cash paid for interest	1,382	706
Equipment purchased under capital lease agreements	274	—
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business
      NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides managed IT services to middle-market organizations. The Company deploys, manages and enables software applications and infrastructure for middle-market organizations, which include mid-sized companies, divisions of large multi-national companies and government agencies. The Company offers a full range of services including design, implementation, optimization, upgrade, application development, fully hosted and remote application management, managed services, content delivery, colocation, and Software as a Service enablement. Substantially all revenue is generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation
      The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our fiscal 2004 Annual Report on Form  10-K filed on November 2, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2005.
      All significant intercompany accounts and transactions have been eliminated in consolidation.
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of intangible assets, recoverability of long-lived assets, the collectability of receivables and other assumptions for sublease and lease abandonment reserves.

(b)	Revenue Recognition
      Revenue consists of monthly fees for Web site and Internet application management, hosting, colocations and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. We generally sell our professional services under contracts with terms ranging up to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

(c)	Cash and Cash Equivalents and Restricted Cash
      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had long-term restricted cash of $1.7 million and $1.8 million as of January 31, 2005 and July 31, 2004, respectively, which represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.

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
      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of January 31, 2005, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
base. One third-party customer accounted for 8% and 14% of our total revenue for the six months ended January 31, 2005 and 2004, respectively. Accounts receivable included approximately $2.9 million and $1.5 million due from this third-party customer at January 31, 2005 and July 31, 2004, respectively.

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
      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. We recorded stock compensation expense of approximately $0.2 million and $0.4 million during the three and six months ended January 31, 2005, respectively. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net loss, as reported	$(4,632)	$(3,439)	$(11,208)	$(6,792)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	196	218	380	218
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,123)	(1,881)	(2,359)	(2,802)

Net loss, as adjusted	$(5,559)	$(5,102)	$(13,187)	$(9,376)

Net loss per common share:
Basic and diluted — as reported	$(0.17)	$(0.14)	$(0.40)	$(0.28)

Basic and diluted — as adjusted	$(0.20)	$(0.21)	$(0.47)	$(0.38)

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Risk-free interest rate	3.29%	2.07%	2.91%	2.07%
Expected volatility	120.02%	163.43%	122.85%	163.53%
Expected life (years)	2.10	2.78	2.09	2.78
Weighted average fair value of options granted during the period	$1.50	$4.88	$1.60	$4.81

(j)	Net Loss Per Share
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
      For the three and six months ended January 31, 2005 and 2004, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three and six months ended January 31, 2005, there were 521,966 and 521,904 dilutive shares, respectively, related to warrants, employee stock options and unissued shares related to the Avasta settlement that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and six months ended January 31, 2004, there were 1,680,908 and 1,212,853 dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods.

(k)	Segment Reporting
      We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.

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

(m)	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS No. 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the first quarter of our fiscal year 2006. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Stock-Based Compensation Plans.”

(3)	Liquidity
      As of January 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $36.2 million, including cash and cash equivalents of $1.5 million at January 31, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the six months ended January 31, 2005 was a decrease of $1.7 million. The primary uses of cash during the six months ended January 31, 2005 included $2.1 million for purchases of property and equipment and approximately $2.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the six months ended January 31, 2005 included $1.5 million from operating activities, a $0.2 million decrease in restricted cash and $0.7 million in proceeds from a note payable. Net cash provided by operating activities of $1.5 million during the six months ended January 31, 2005, resulted primarily from funding our $11.2 million net loss, offset by $1.6 million of net changes in operating assets and liabilities and non cash charges of approximately $11.1 million. At January 31, 2005, we had an accumulated deficit of $451.1 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January  31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at January 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.
      At January 31, 2005, the Company had $1.7 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at January 31, 2005 and July 31, 2004.
      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including the closing and integration of strategic acquisitions, the changes to our senior management and our bringing costs more in line with projected revenue. We will need to find sources of additional financing in order to remain a going concern. Potential sources include public or private sales of equity or debt securities and the sale of assets. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by the sale of assets to make

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments on the notes payable to Waythere, Inc., depending on the total net proceeds received by us in the financing (see Note 11(e)).
      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.

(4)	Impairment of Long-Lived Assets
      The Company recorded a $0.3 million impairment charge during the first quarter of fiscal year 2005 for property and equipment, consisting primarily of unamortized leasehold improvements, related to our 10 Maguire Road facility in Lexington, MA, which we abandoned during the three months ended October 31, 2004. The impairment charge is included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations (see Note 12).

(5)	Property and Equipment
      Property and equipment at January 31, 2005 and July 31, 2004 are summarized as follows:

	January 31,	July 31,
	2005	2004

	(In thousands)
Office furniture and equipment	$3,174	$3,625
Computer equipment	36,973	35,117
Software licenses	10,514	10,405
Leasehold improvements	10,249	10,245

	60,910	59,392
Less: Accumulated depreciation and amortization	(43,089)	(38,598)

Property and equipment, net	$17,821	$20,794

      The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, the shorter of 3 years or the life of the license; and leasehold improvements, life of the lease.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Intangible Assets
      The gross carrying amount and accumulated amortization as of January 31, 2005 and July 31, 2004 for customer lists related to prior acquisitions are as follows:

	January 31,	July 31,
	2005	2004

	(In thousands)
Gross carrying amount	$30,930	$31,026
Less: Accumulated amortization	(10,726)	(7,875)

Customer lists, net	$20,204	$23,151

      Intangible asset amortization expense for the three and six months ended January 31, 2005 and 2004 aggregated $1.4 million and $2.9 million, and $0.9 million and $1.7 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2005 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,
(In thousands)
2005	$5,612
2006	$5,104
2007	$4,160
2008	$3,272
2009	$2,064

(7)	Goodwill
      During the six months ended January 31, 2005, we recorded net purchase accounting adjustments of $0.4 million to goodwill relating primarily to our acquisition of Surebridge on June 10, 2004. We perform our annual impairment analysis of goodwill in our fiscal fourth quarter.

(8)	Acquisitions
      Surebridge. On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies (now known as Waythere, Inc.), in exchange for two promissory notes (see Note 11) in the aggregate principal amount of approximately $39.3 million, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. The final purchase accounting is subject to final resolution of a working capital adjustment calculation which is expected to be completed during the third quarter of fiscal year 2005. We have included the financial results of Surebridge in our consolidated financial statements beginning June 10, 2004, the date of acquisition.

(9)	Investment in Debt Securities
      In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC, pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. An initial interim distribution of $0.1 million was made on account of our claim. While additional distributions on our Interliant Notes are anticipated, the final amount and timing of such distributions has not been determined. It may be greater or less than the remaining carrying value, however, we have estimated the value to approximate the $1.2 million carrying value included in “Other assets” on our Condensed Consolidated Balance Sheet at January 31, 2005.

(10)	Accrued Expenses
      Accrued expenses consist of the following:

	January 31,	July 31,
	2005	2004

	(In thousands)
Accrued payroll, benefits and commissions	$4,653	$6,580
Accrued legal	857	3,098
Accrued accounts payable	2,838	2,727
Due to AppliedTheory Estate	1,464	1,464
Accrued interest	985	659
Accrued contract termination fees	573	984
Accrued lease abandonment costs, current portion	3,172	4,269
Accrued taxes	1,130	932
Accrued other	2,698	2,446

	$18,370	$23,159

(11)	Debt
      Debt consists of the following:

	January 31,	July 31,
	2005	2004

	(In thousands)
Accounts receivable financing line, net	$20,293	$20,240
Note payable to Atlantic Investors	3,000	3,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	1,542	1,908
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	38,467	39,267
Other notes payable	682	—

Total	69,984	70,415
Less current portion	24,627	24,791

Long-term debt	$45,357	$45,624

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Silicon Valley Bank Financing Arrangements
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January  31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at January 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

(b)	Note Payable to Atlantic Investors, LLC (Atlantic)
      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At January  31, 2005, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as “Note payable to related party” on our Condensed Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank. As of January 31, 2005, the Company had recorded accrued interest on this note in the amount of $0.5 million.
      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January  16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. On July 13, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, July 13, 2004, to be due on or before the earlier of (i) November 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. On October 12, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, October 12, 2004, to be due on or before the earlier of (i) February 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. On January 14, 2005, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 14, 2005, to be due on or before the earlier of (i) May 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million and first satisfies the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. (now known as Waythere, Inc.).

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Notes Payable to the AppliedTheory Estate
      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (Estate Liability) to the AppliedTheory Estate which are due on June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At January 31, 2005, we had approximately $0.3 million in accrued interest related to this note, which is reflected within “Accrued expenses” on our Condensed Consolidated Balance Sheet.

(d)	Notes Payable to Landlord
      As part of an amendment to our 400 Minuteman Road lease in the second quarter of fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility in Andover, MA were transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman facility in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space.
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

(e)	Convertible Notes Payable to Waythere, Inc. (formerly Surebridge)
      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at anytime for a period of one year from June 10, 2004, the date of closing. During the first quarter of fiscal year 2005, the noteholder requested payment of $0.8 million and the Company paid this amount during the second quarter of fiscal year 2005.
      In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets, we are obligated to make payments on the notes equal to 75% of the net proceeds.
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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Abandoned Leased Facilities
      During the first half of fiscal year 2005, we recorded $1.2 million of lease impairment charges, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road, in Lexington, MA, an adjustment relating to a lease modification for one of our Syracuse facilities and revisions in assumptions associated with other impaired facilities.
      All lease impairment expense amounts recorded are included in the captions “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
      Details of activity in the lease exit accrual by facility for the six months ended January 31, 2005 are as follows (in thousands):

			Purchase
	Balance at		Accounting	Payments, less	Balance at
	July 31,		and Other	accretion of	January 31,
Lease Abandonment Costs for:	2004	Expense	Adjustments	interest	2005

Andover, MA	$1,040	$—	$—	$(129)	$911
La Jolla, CA	1,136	108	—	(529)	715
Chicago, IL	922	21	—	(110)	833
Amsterdam	120	—	12	(34)	98
Vienna, VA	548	34	—	(295)	287
San Francisco, CA	248	—	—	(248)	—
Houston, TX	905	91	—	(229)	767
Syracuse, NY	358	59	—	(185)	232
Syracuse, NY	111	27	—	(69)	69
San Jose, CA	1,019	100	—	(357)	762
Atlanta, GA	230	—	—	(66)	164
Atlanta, GA	275	—	—	(167)	108
Bedford, NH	139	—	19	(158)	—
Lexington, MA	—	769	—	(303)	466

	$7,051	$1,209	$31	$(2,879)	$5,412

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments are as follows as of January 31, 2005:

		Less than						After
Description	Total	1 Year		Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/ Long-term debt	$70,091	$24,734	(a)	$45,311	$46	$—	$—	$—
Interest on debt(b)	9,536	1,315		8,220	1	—	—	—
Capital leases	3,578	1,682		1,445	451	—	—	—
Operating leases	184	133		47	4	—	—	—
Bandwidth commitments	6,073	3,536		1,881	604	52	—	—
Maintenance for hardware/ software	657	402		166	86	3	—	—
Property leases(c)	56,757	12,549		10,988	8,656	7,211	5,275	12,078

	$146,876	$44,351		$68,058	$9,848	$7,266	$5,275	$12,078

(a)	Amount includes the outstanding balance of the accounts receivable financing line as of January 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
      With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2005, this restricted cash of $1.7 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany and against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”). Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999 initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.
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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004,

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court granted the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment (the “Preliminary Approval Order”). A further conference is scheduled for March 18, 2005, at which time the Court is expected to make final determinations regarding the form, substance and program for notifying the settlement class and to schedule a Fed. R. Civ. P 23 fairness hearing concerning the settlement. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Joseph Cloonan
      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. The discovery phase of the case has concluded and in February 2005, the Company and Mr. Cloonan filed motions for summary judgment with the Court. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend them. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows.

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In September 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. At the suggestion of the mediator, the parties participated in a second mediation session on January 12, 2005, during which the parties successfully reached an understanding, subject to final documentation, of the terms of a proposed settlement and compromise of all disputes between them. Assuming the proposed settlement, which is in the process of being reduced to writing, is fully executed and becomes final, the Company will not incur any damages or payment obligations as a result of this matter. In the event the proposed settlement is not executed, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.

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
      Prior to the arbitrator issuing its final decision with respect to the amount of attorneys’ fees, costs and disbursements to which Convergence Associates was entitled, on February 4, 2005, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) dated January 13, 2005 with Atlantic Investors, LLC (“Atlantic”), Arthur Becker, Andrew Ruhan and Gabriel Ruhan (collectively, the “Atlantic Parties”) and Convergence Associates, as agent for substantially all of the former Avasta

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders. Pursuant to the terms of the Settlement Agreement, we agreed to issue an aggregate of 521,880 shares of common stock to the former Avasta shareholders and to the attorneys representing the former Avasta shareholders (collectively, the “Stock”) and to pay $175,000 to Convergence Associates on behalf of such former Avasta shareholders. In consideration for the issuance of the Stock, Convergence Associates, the former Avasta shareholders and we mutually released each other from all claims related to the arbitration proceeding, the decision of the arbitrator and any other claim that we are required to pay the attorneys’ fees, costs or disbursements of the attorneys for the former Avasta shareholders. As of January 31, 2005, the Company has recorded the value of the 521,880 shares to be issued as equity on its Condensed Consolidated Balance Sheet. Accordingly, with respect to the 521,880 shares and $175,000, the Company recorded a $1.6 million charge during the fourth quarter of fiscal year 2004 and recorded a $0.1 million credit during the second quarter of fiscal year 2005, when the arbitrator issued a final decision.

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
      On November 19, 2004, we filed a motion to dismiss as a matter of law certain of the claims asserted in the complaint. A hearing before the Court was held on this motion on February 7, 2005, at which time the Court denied the motion on the grounds that there were material issues of facts in dispute which precluded the Court at this time from granting a motion to dismiss such claims as a matter of law. On February 28, 2005, we filed an answer to the complaint, generally denying any liability thereunder and asserted numerous defenses. We further intend to file a complaint against certain third-parties, seeking to hold such parties liable for any and all obligations that we may incur as a result of the claims asserted in the complaint. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

(13)	Income Tax Expense
      The Company recorded $0.8 million of deferred income tax expense during the three and six months ended January 31, 2005 as compared to no deferred income tax expense during the comparable periods of fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004. For tax purposes, the acquisition was accounted for as an asset acquisition. Accordingly, the acquired goodwill and intangible assets are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually. Therefore, the tax amortization of goodwill results in a taxable temporary difference, which fits the indefinite reversal criteria since it will not be reversed until the goodwill is impaired or written off, and is not offset by deductible temporary differences, such as net operating loss carryforwards. Management is presently negotiating a final working capital settlement with respect to the Surebridge acquisition, which is expected to result in a reduction of reported goodwill in the third quarter of fiscal year 2005, and a corresponding reduction in income tax expense in future periods.

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
Overview
      Navisite provides managed IT services to middle-market organizations. Our service offerings allow our customers to outsource the management of their information technology applications and infrastructure. By using our services, our customers are able to focus on, and apply resources to, their core business operations by avoiding the significant ongoing investments required to replicate our infrastructure, performance, reliability and expertise. Our services include:

•	Managed Application Services

•	Implementation and operational management of packaged applications including Oracle Enterprise, Enterprise One and E-Business Suite, Siebel CRM, Microsoft Business Solutions (Great Plains, Solomon, CRM), and custom e-Commerce systems

•	Software On Demand services using our NaviView collaborative application management system

•	Managed Infrastructure Services

•	Managed hosting and data center services

•	Content Acceleration

•	Colocation

•	Security

•	Bandwidth
      NaviSite is a Microsoft Gold Certified Partner, PeopleSoft Distributor and Silver Services Partner, and a Siebel Reseller Partner. We support a broad portfolio of outsourced application services including financial management, supply chain management, human resources management and customer relationship management. We provide these services to a range of vertical industries through our direct sales force and channel relationships. The vertical industries we target include finance, healthcare, manufacturing and distribution, and communications and media.
      Our application support and software on demand services are facilitated by our proprietary NaviView collaborative application management platform. This platform enables us to provide highly efficient, effective and customized management of enterprise applications and information technology. Comprised of a suite of third-party and proprietary products, NaviView provides tools designed specifically to meet the needs of customers who outsource or want to provide on-demand application services.
      We currently operate 13 data centers in the United States and one data center in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering managed IT services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution systems are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
      We currently service approximately 1,100 customers, including approximately 115 customers through our sales channel relationships. Our customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
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
      In recent years, we have grown through acquisitions of new businesses and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
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

Results of Operations for the Three and Six Months Ended January 31, 2005 and 2004
      The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Revenue	99.9%	100.0%	99.9%	100.0%
Revenue, related parties	0.1%	0.0%	0.1%	0.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	72.7%	75.1%	75.9%	75.7%
Impairment, restructuring and other	0.1%	0.0%	0.0%	1.4%

Total cost of revenue	72.8%	75.1%	75.9%	77.1%

Gross profit	27.2%	24.9%	24.1%	22.9%

Operating expenses:
Product development	0.1%	1.4%	0.4%	1.4%
Selling and marketing	11.3%	8.5%	11.1%	8.4%
General and administrative	21.0%	23.7%	21.7%	22.4%
Impairment, restructuring and other	1.7%	4.2%	2.6%	3.1%

Total operating expenses	34.1%	37.8%	35.8%	35.3%

Loss from operations	(6.9)%	(12.9)%	(11.7)%	(12.4)%
Other income (expense):
Interest income	0.1%	0.1%	0.1%	0.2%
Interest expense	(6.8)%	(2.9)%	(6.8)%	(2.8)%
Other income (expense), net	0.0%	0.3%	0.1%	0.2%

Loss before income tax expense	(13.6)%	(15.4)%	(18.3)%	(14.8)%
Income tax expense	(2.7)%	0.0%	(1.3)%	0.0%

Net loss	(16.3)%	(15.4)%	(19.6)%	(14.8)%

Comparison of the Three and Six Months Ended January 31, 2005 and 2004
Revenue
      We derive our revenue from managed IT services. The Company offers a full range of services including design, implementation, optimization, upgrade, application development, fully hosted and remote application management, managed services, content delivery, colocation, and Software as a Service enablement. Substantially all revenue is generated from customers in the United States.
      Total revenue for the three months ended January 31, 2005 increased 27.1% to approximately $28.4 million from approximately $22.3 million for the three months ended January 31, 2004. The overall growth in revenue was mainly due to the revenue resulting from our fiscal year 2004 acquisition of Surebridge which contributed approximately $10.2 million in revenue during the three months ended January 31, 2005. The increased revenue during the second fiscal quarter of 2005 was partially offset by net lost customer revenue of approximately $4.1 million. Revenue from related parties during the three months ended January 31, 2005 totaled $35,000, while there was no related party revenue during the three months ended January 31, 2004.
      Total revenue for the six months ended January 31, 2005 increased 25.0% to approximately $57.3 million from approximately $45.8 million for the six months ended January 31, 2004. The overall growth in revenue was mainly due to the revenue resulting from our fiscal year 2004 acquisition of Surebridge which contributed approximately $20.4 million in revenue during the six months ended January 31, 2005. The increased revenue during the first half of fiscal year 2005 was partially offset by net lost customer revenue of approximately $8.9 million. Revenue from related parties during the six months ended January 31, 2005 totaled $68,000, while there was no related party revenue during the six months ended January 31, 2004.
Gross Profit
      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
      Gross profit of $7.7 million for the three months ended January 31, 2005 increased approximately $2.1 million, or 38.4%, from a gross profit of approximately $5.6 million for the three months ended January 31, 2004. Gross profit for the second fiscal quarter of 2005 represented 27.2% of total revenue, as compared to 24.9% of total revenue for the second fiscal quarter of 2004. Total cost of revenue increased approximately 23.3% to $20.7 million during the second fiscal quarter of 2005 from approximately $16.8 million during the second fiscal quarter of 2004. The increase in cost of revenue of $3.9 million resulted primarily from the costs associated with the increased revenue and an increase in amortization expense for intangible assets resulting from the 2004 Surebridge acquisition, partially offset by cost reductions related to facility rent, utilities, equipment rental, hardware maintenance, and bandwidth. Total cost of revenue was 72.8% of total revenue for the second fiscal quarter of 2005 as compared to 75.1% of total revenue for the second fiscal quarter of 2004.
      Gross profit of $13.8 million for the six months ended January 31, 2005 increased approximately $3.3 million, or 31.5%, from a gross profit of approximately $10.5 million for the six months ended January 31, 2004. Gross profit for the first half of fiscal year 2005 represented 24.1% of total revenue, as compared to 22.9% of total revenue for the first half of fiscal year 2004. Total cost of revenue increased approximately 23.1% to $43.5 million during the first half of fiscal year 2005 from approximately $35.3 million during the first half of fiscal year 2004. The increase in cost of revenue of $8.2 million resulted primarily from the costs associated with the increased revenue and an increase in amortization expense for intangible assets resulting from the 2004 Surebridge acquisition, partially offset by cost reductions related to facility rent, utilities, equipment rental, bandwidth and depreciation expense. Total cost of revenue for the six months ended January  31, 2005 and 2004 includes impairment, restructuring and other charges totaling $34,000 and $0.6 million, respectively. Total cost of revenue was 75.9% of total revenue for the first half of fiscal year 2005 as compared to 77.1% of total revenue for the first half of fiscal year 2004.
Cost of Revenue — Impairment, Restructuring and Other
      During the first half of fiscal year 2004, we recorded a $0.6 million lease abandonment charge related to our data center space located at Westwood Center, Vienna, VA as a component of total cost of revenue. During the same period of fiscal year 2005, we recorded an additional $34,000 lease abandonment charge related to our data center space located at Westwood Center, Vienna, VA as a component of total cost of revenue.
Operating Expenses
      Product Development. Product development expense consists primarily of salaries and related costs.
      Product development expense decreased 88.1% to approximately $37,000 during the three months ended January 31, 2005 from approximately $312,000 during the three months ended January 31, 2004 and represented approximately 0.1% and 1.4% of total revenue for the second fiscal quarter of 2005 and 2004, respectively. The decrease in product development expense of approximately $275,000 is primarily related to decreased salary expense resulting from a decreased headcount.

      Product development expense decreased 66.1% to approximately $224,000 during the six months ended January 31, 2005 from approximately $660,000 during the six months ended January 31, 2004 and represented approximately 0.4% and 1.4% of total revenue for the first half of fiscal years 2005 and 2004, respectively. The decrease in product development expense of approximately $436,000 is primarily related to decreased salary expense resulting from a decreased headcount.
      Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.
      Selling and marketing expense increased 67.9% to approximately $3.2 million, or 11.3% of total revenue, during the three months ended January 31, 2005 from approximately $1.9 million, or 8.5% of total revenue, during the three months ended January 31, 2004. The increase of approximately $1.3 million resulted primarily from increased salary expense and related costs, sales commissions and travel, primarily due to an increased headcount of direct selling personnel.
      Selling and marketing expense increased 64.3% to approximately $6.4 million, or 11.1% of total revenue, during the six months ended January 31, 2005 from approximately $3.9 million, or 8.5% of total revenue, during the six months ended January 31, 2004. The increase of approximately $2.5 million resulted primarily from increased salary expense and related costs, sales commissions and travel, primarily due to an increased headcount of direct selling personnel.
      General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
      General and administrative expense increased 12.8% to approximately $6.0 million, or 21.0% of total revenue, during the three months ended January 31, 2005 from approximately $5.3 million, or 23.7% of total revenue, during the three months ended January 31, 2004. The increase of approximately $0.7 million was primarily the result of increased salary expense resulting from an increased headcount, as well as increases in bad debt expense and bank charges related to our financing agreement with Silicon Valley Bank, partially offset by decreases in facility rent, facility moving costs, depreciation and litigation expense.
      General and administrative expense increased 21.1% to approximately $12.4 million, or 21.7% of total revenue, during the six months ended January 31, 2005 from approximately $10.2 million, or 22.4% of total revenue, during the six months ended January 31, 2004. The increase of approximately $2.2 million was primarily the result of increased salary expense resulting from an increased headcount, as well as increases in severance, bad debt expense and bank charges related to our financing agreement with Silicon Valley Bank, partially offset by decreases in facility rent, facility moving costs, depreciation and litigation expense.
Operating Expenses — Impairment, Restructuring and Other
      Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.5 million during the three months ended January 31, 2005, as compared to approximately $0.9 million during the three months ended January 31, 2004. The $0.5 million charge during the second fiscal quarter of 2005 related to revised assumptions associated with our impaired facilities. The $0.9 million charge recorded during the second fiscal quarter of 2004 related to the abandonment of administrative office space.
      Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $1.5 million during the six months ended January 31, 2005, as compared to approximately $1.4 million during the six months ended January 31, 2004. The $1.5 million charge during the first half of fiscal year 2005 related to revised assumptions associated with our impaired facilities, the abandonment of an administrative facility and an impairment charge for property and equipment, consisting primarily of leasehold improvements, relating to the same location. The $1.4 million charge recorded during the first half of fiscal year 2004 related to the abandonment of administrative office space.

Interest Income
      During the three and six months ended January 31, 2005, interest income decreased 54.5% and 71.1%, respectively, from the comparable prior periods to approximately $15,000 and $28,000, respectively. The decreases were due primarily to the reduced levels of average cash on hand.
Interest Expense
      During the three and six months ended January 31, 2005, interest expense increased 187.6% and 199.1%, respectively, from the comparable prior periods. The increases from the comparative periods are primarily related to the addition of the Surebridge notes.
Income Tax Expense
      The Company recorded $0.8 million of deferred income tax expense during the three and six months ended January 31, 2005 as compared to no deferred income tax expense during the comparable periods of fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004. For tax purposes, the acquisition was accounted for as an asset acquisition. Accordingly, the acquired goodwill and intangible assets are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment annually. Therefore, the tax amortization of goodwill results in a taxable temporary difference, which fits the indefinite reversal criteria since it will not be reversed until the goodwill is impaired or written off, and is not offset by deductible temporary differences, such as net operating loss carryforwards. Management is presently negotiating a final working capital settlement with respect to the Surebridge acquisition, which is expected to result in a reduction of reported goodwill in the third quarter of fiscal year 2005, and a corresponding reduction in income tax expense in future periods.
Liquidity and Capital Resources
      As of January 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $36.2 million, including cash and cash equivalents of $1.5 million at January 31, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the six months ended January 31, 2005 was a decrease of $1.7 million. The primary uses of cash during the six months ended January 31, 2005 included $2.1 million for purchases of property and equipment and approximately $2.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the six months ended January 31, 2005 included $1.5 million from operating activities, a $0.2 million decrease in restricted cash and $0.7 million in proceeds from a note payable. Net cash provided by operating activities of $1.5 million during the six months ended January 31, 2005, resulted primarily from funding our $11.2 million net loss, offset by $1.6 million of net changes in operating assets and liabilities and non cash charges of approximately $11.1 million. At January 31, 2005, we had an accumulated deficit of $451.1 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January  31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at January 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.
      At January 31, 2005, the Company had $1.7 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at January 31, 2005 and July 31, 2004.
      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at any time for a period of one year from June 10, 2004, the date of the Surebridge acquisition closing. During the first half of fiscal year 2005, the noteholder requested payment of $0.8 million and the Company paid this amount on December 31, 2004.
      In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets, we are obligated to make payments on the notes equal to 75% of the net proceeds.
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
      Our operating forecast incorporates material trends, such as our acquisitions, reductions in workforce and closings of facilities. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However there can be no assurance that we will be able to meet such assumptions. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS No. 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the first quarter of our fiscal year 2006. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Stock-based Compensation Plans.”
Contractual Obligations and Commercial Commitments
      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2005, are as follows:

		Less than				More than
Description	Total	1 Year		1-3 Years	4-5 Years	5 Years

	(In thousands)
Short/ Long-term debt	$70,091	$24,734	(a)	$45,357	$—	$—
Interest on debt(b)	9,536	1,315		8,221	—	—
Capital leases	3,578	1,682		1,896	—	—
Operating leases	184	133		51	—	—
Bandwidth commitments	6,073	3,536		2,485	52	—
Maintenance for hardware/ software	657	402		252	3	—
Property leases(c)	56,757	12,549		19,644	12,486	12,078

	$146,876	$44,351		$77,906	$12,541	$12,078

(a)	Amount includes the outstanding balance of the accounts receivable financing line as of January 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

Critical Accounting Policies
      We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.
      Revenue Recognition. Revenue consists of monthly fees for Web site and Internet application management, hosting, colocations and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. We generally sell our professional services under contracts with terms ranging up to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
      We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative operating cash flows for each quarterly and annual period. As of January 31, 2005, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $451.1 million. During the six months ended January 31, 2005, we had a net loss of approximately $11.2 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2004 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

We need to obtain additional financing, which may not be available on favorable terms, or at all.
      As of January 31, 2005, we had approximately $1.5 million of cash and cash equivalents and a working capital deficit of approximately $36.2 million. Our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement as of January 31, 2005 was $20.4 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in “Prepaid expenses and other current assets” on our January 31, 2005 Condensed Consolidated Balance Sheet. If we do not raise additional capital, our business may not continue as a going concern.
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
      The success of the acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings, and growth and marketing opportunities from integrating the businesses of Surebridge with the businesses of NaviSite. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Surebridge. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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
      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the remaining outstanding principal of the notes with all interest accrued thereon, no later than June  10, 2006. On December 31, 2004, we repaid $800,000 of the principal. In addition, if we realize net proceeds in excess of $1.0 million from equity or debt financings or sales of assets, we are obligated to make a payment on the notes equal to 75% of the net proceeds.
      The notes, or the prepayment obligation thereon, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the maturity date of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain certain restrictive covenants, including with respect to our ability to incur indebtedness.

Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions.
      The outstanding principal and accrued interest on the two Surebridge promissory notes shall be convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder at any time following:

•	the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

•	the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	the second anniversary of the closing; and

•	an event of default thereunder.
      If the promissory notes are converted into shares of common stock, Surebridge may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Surebridge elect to convert all of the initial principal amount of its two convertible promissory notes into shares of our common stock, Surebridge would own approximately 11,287,000 shares of our common stock, which, based on our capitalization as of March 4, 2005, would be approximately 31% of our outstanding shares of common stock.
      In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions.

Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.
      As of January 31, 2005, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

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
      We have completed a number of acquisitions since December 2002, including our June 2004 acquisition of the Surebridge business. Until a significant period of time elapses, it will be difficult to determine if we correctly valued these acquired businesses or adequately anticipated all of the demands that our growth will impose on our personnel, procedures and structures, including our financing and reporting control systems and management structure. Our limited operating history with our current structure makes it very difficult for you and us to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to meet our operating expenses, and achieve and sustain profitability.

A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.
      The New York State Department of Labor represented approximately 8% and 14% of our consolidated revenue for the six months ended January 31, 2005 and January 31, 2004, respectively. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor expires in June 2005. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.
      Atlantic Investors owns approximately 60% of our outstanding capital stock as of March 4, 2005. In addition, Atlantic Investors holds a note in the principal amount of $3.0 million due upon the earlier to occur of May 1, 2005, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after satisfying the mandatory prepayment obligations under the promissory notes issued to Surebridge. As of January 31, 2005, the Company had recorded accrued interest on this note in the amount of $0.5 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

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
      Since December 2002, we have acquired CBTM (accounted for as an “as if pooling”), Avasta, Conxion, selected assets of Interliant, all of the shares of ten wholly-owned subsidiaries of CBT (accounted for as an “as if pooling”) and substantially all of the assets and liabilities of Surebridge. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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
      As a result of these problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenue than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

A failure to meet customer specifications or expectations could result in lost revenue, increased expenses, negative publicity and claims for damages.
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
      We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations, including adversely affecting the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past two years, we have had significant reductions-in-force due to redundancies and restructurings resulting from the consolidation of our acquired companies. We have also had a number of departures of several members of senior management. In the event future reductions or departures of employees occur, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

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
      Our quarterly operating results may vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

•	a reduction of market demand and/or acceptance of our services;

•	an oversupply of data center space in the industry;

•	our ability to develop, market and introduce new services on a timely basis;

•	the length of the sales cycle for our services;

•	the timing and size of sales of our services, which depends on the budgets of our customers;

•	downward price adjustments by our competitors;

•	changes in the mix of services provided by our competitors;

•	technical difficulties or system downtime affecting the Internet or our hosting operations;

•	our ability to meet any increased technological demands of our customers; and

•	the amount and timing of costs related to our marketing efforts and service introductions.
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
      We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering, a claim by the trustee in the bankruptcy of Engage, Inc. (a former

CMGI subsidiary), and counterclaims by Lighthouse International in a suit in which we are the plaintiff. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

If the markets for outsourced information technology infrastructure and applications, Internet commerce and Internet communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.
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
      We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 5% of our total revenue during the six months ended January 31, 2005. We recently expanded our operations to India, which could eventually broaden the Company’s customer service support and enable the Company to benefit from intellectual resources and cost savings associated with off-shore application development, support and infrastructure management. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks such as political and economic instability and the possibility of hostilities among countries;

•	reduced protection of intellectual property rights;

•	fluctuations in currency exchange rates or imposition of restrictive currency controls;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations;

•	employment laws and practices in foreign countries;

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States; and

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals.
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
      Since January 1, 2004, our common stock has closed as low as $1.41 per share and as high as $7.30 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this prospectus. Fluctuations in the market price of our common stock may cause you to lose some or all of your investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, or if we fail to satisfy any other Nasdaq continued listing requirement. Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.

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
      Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany and against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”). Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act

and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999 initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.
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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court granted the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment (the “Preliminary Approval Order”). A further conference is scheduled for March 18, 2005, at which time the Court is expected to make final determinations regarding the form, substance and program for notifying the settlement class and to schedule a Fed. R. Civ. P 23 fairness hearing concerning the settlement. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Joseph Cloonan
      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to treble damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand. The discovery phase of the case has concluded and in February 2005, the Company and Mr. Cloonan filed motions for summary judgment with the Court. We believe Mr. Cloonan’s allegations are without merit and intend to vigorously defend them. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of this matter and the effect, if any, on our business, financial condition, results of operations or cash flows.

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
      In September 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. At the suggestion of the mediator, the parties participated in a second mediation session on January 12, 2005, during which the parties successfully reached an understanding, subject to final documentation, of the terms of a proposed settlement and compromise of all disputes between them. Assuming the proposed settlement, which is in the process of being reduced to writing, is fully executed and becomes final, the Company will not incur any damages or payment obligations as a result of this matter. In the event the proposed settlement is not executed, we are unable to predict the possible outcome of this matter, if any, on our business, financial condition, results of operations or cash flows.
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
      Prior to the arbitrator issuing its final decision with respect to the amount of attorneys’ fees, costs and disbursements to which Convergence Associates was entitled, on February 4, 2005, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) dated January 13, 2005 with Atlantic Investors, LLC (“Atlantic”), Arthur Becker, Andrew Ruhan and Gabriel Ruhan (collectively, the “Atlantic Parties”) and Convergence Associates, as agent for substantially all of the former Avasta shareholders. Pursuant to the terms of the Settlement Agreement, we agreed to issue an aggregate of 521,880 shares of common stock to the former Avasta shareholders and to the attorneys representing the former Avasta shareholders (collectively, the “Stock”) and to pay $175,000 to Convergence Associates on behalf of such former Avasta shareholders. In consideration for the issuance of the Stock, Convergence Associates, the former Avasta shareholders and we mutually released each other from all claims related to the arbitration proceeding, the decision of the arbitrator and any other claim that we are required to pay the attorneys’ fees, costs or disbursements of the attorneys for the former Avasta shareholders. As of January 31, 2005, the Company has recorded the value of the 521,880 shares to be issued as equity on its Condensed Consolidated Balance Sheet. Accordingly, with respect to the 521,880 shares and $175,000, the Company recorded a $1.6 million charge during the fourth quarter of fiscal year 2004 and recorded a $0.1 million credit during the second quarter of fiscal year 2005, when the arbitrator issued a final decision.
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
      On November 19, 2004, we filed a motion to dismiss as a matter of law certain of the claims asserted in the complaint. A hearing before the Court was held on this motion on February 7, 2005, at which time the Court denied the motion on the grounds that there were material issues of facts in dispute which precluded the Court at this time from granting a motion to dismiss such claims as a matter of law. On February 28, 2005, we filed an answer to the complaint, generally denying any liability thereunder and asserted numerous defenses. We further intend to file a complaint against certain third-parties, seeking to hold such parties liable for any and all obligations that we may incur as a result of the claims asserted in the complaint. As this matter is in the initial stage, we are not able to predict the possible outcome of this matter and the effect, if any, on our financial condition except that we believe we have certain meritorious defenses to the claims asserted in the complaint which we intend to assert vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the 2004 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on December 9, 2004, the following matters were acted upon by the stockholders of the Company:

1. The election of six members of the board of directors of the Company to serve for a one-year term; and

2. Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
      The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 29, 2004 was 27,928,724. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes

1. Election of six members of the board of directors:
Andrew Ruhan	26,790,787	110,822	N/A	N/A	N/A
Arthur P. Becker	26,786,887	114,722	N/A	N/A	N/A
Gabriel Ruhan	26,787,332	114,277	N/A	N/A	N/A
James H. Dennedy	26,813,209	88,400	N/A	N/A	N/A
Larry W. Schwartz	26,813,176	88,433	N/A	N/A	N/A
Thomas R. Evans	26,813,258	88,351	N/A	N/A	N/A
2. Ratification of Independent Registered Public Accounting Firm	26,896,310	N/A	4,722	577	N/A

Item 5.	Other Information
      During the quarter ended January 31, 2005, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits
      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NaviSite, Inc.

March 10, 2005	By: /s/ John J. Gavin, Jr. ------------------------------------------------ John J. Gavin, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 8 to Professional Services Agreement, dated as of July 1, 2004, by and between The New York State Department of Labor and ClearBlue Technologies Management, Inc (as assignee of AppliedTheory Corporation).

10.2	Offer Letter dated June 9, 2004 by and between the Registrant and Stephen Pace is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004 (File No. 000-27597).

10.3	Letter, dated as of January 14, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005 (File No. 000-27597).

10.4	Settlement Agreement and Mutual General Release, dated as of January 13, 2005, by and among the Registrant, Atlantic Investors, LLC, Arthur P. Becker, Andrew Ruhan, Gabriel Ruhan and Convergence Associates, Inc., as agent for substantially all of the former Avasta shareholders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-27597).

10.5	NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).

10.6	Amendment No. 1 to the NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.