Form 10-Q
period 2005-04-30
NAVISITE INC
filed 2005-06-09
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 3, 2005, there were 28,487,760 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

Report on Form 10-Q for the Quarter Ended April 30, 2005

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements
NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,566	$3,195
Accounts receivable, less allowance for doubtful accounts of $2,895 and $2,498 at April 30, 2005 and July 31, 2004, respectively	13,521	16,584
Due from related party	108	101
Prepaid expenses and other current assets	3,435	5,967

Total current assets	18,630	25,847
Property and equipment, net	15,831	20,794
Customer lists, less accumulated amortization of $12,146 and $7,875 at April 30, 2005 and July 31, 2004, respectively	18,784	23,151
Goodwill	46,288	45,920
Other assets	5,432	6,316
Restricted cash	1,296	1,836

Total assets	$106,261	$123,864

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$20,320	$20,240
Notes payable, current portion	1,310	1,551
Note payable to related party	3,000	3,000
Capital lease obligations, current portion	1,339	2,921
Accounts payable	9,373	8,285
Accrued expenses and other current liabilities	14,905	23,159
Deferred revenue, deferred other income and customer deposits	3,255	3,402

Total current liabilities	53,502	62,558
Capital lease obligations, less current portion	1,432	469
Accrued lease abandonment costs, less current portion	1,543	2,782
Accrued interest	3,419	545
Deferred tax liability	1,051	—
Other long-term liabilities	1,318	804
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable, less current portion	653	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge), less current portion	38,467	38,467

Total liabilities	107,385	112,782

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at April 30, 2005 and July 31, 2004	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,488 at April 30, 2005 and 27,924 at July 31, 2004	285	279
Deferred compensation	(942)	(1,514)
Accumulated other comprehensive income	52	15
Additional paid-in capital	453,576	452,156
Accumulated deficit	(454,095)	(439,854)

Total stockholders’ equity (deficit)	(1,124)	11,082

Total liabilities and stockholders’ equity (deficit)	$106,261	$123,864

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenue	$26,762	$20,173	$83,969	$65,975
Revenue, related parties	34	12	102	12

Total revenue	26,796	20,185	84,071	65,987

Cost of revenue	18,881	14,217	62,335	48,899
Impairment, restructuring and other, net	381	—	415	633

Total cost of revenue	19,262	14,217	62,750	49,532

Gross profit	7,534	5,968	21,321	16,455

Operating expenses:
Product development	—	230	224	890
Selling and marketing	3,469	1,848	9,839	5,724
General and administrative	5,373	6,097	17,783	16,342
Impairment, restructuring and other, net	(448)	206	1,057	1,608

Total operating expenses	8,394	8,381	28,903	24,564

Loss from operations	(860)	(2,413)	(7,582)	(8,109)
Other income (expense):
Interest income	21	18	49	115
Interest expense	(1,996)	(656)	(5,821)	(1,935)
Other income (expense), net	89	25	165	111

Loss before income tax expense	(2,746)	(3,026)	(13,189)	(9,818)
Income tax expense	(287)	—	(1,052)	—

Net loss	$(3,033)	$(3,026)	$(14,241)	$(9,818)

Basic and diluted net loss per common share	$(0.11)	$(0.12)	$(0.51)	$(0.40)

Basic and diluted weighted average number of common shares outstanding	28,463	24,809	28,108	24,685

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	April 30,	April 30,
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,241)	$(9,818)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	11,085	9,522
Impairment of long-lived assets related to abandoned leases	760	569
Loss (Gain) on disposal of assets	(13)	26
Costs associated with abandoned leases	713	1,672
Amortization of warrants	80	304
Non-cash stock compensation	578	287
Provision for bad debts	1,820	1,902
Avasta settlement in common stock	490	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	1,198	(877)
Due from related party	(7)	(12)
Prepaid expenses and other current assets	2,532	(220)
Long-term assets	393	796
Accounts payable	2,509	(515)
Deferred tax liability	1,051	—
Long-term liabilities	3,388	(1,456)
Accrued expenses, other current liabilities, deferred revenue, deferred other income and customer deposits	(9,739)	(4,919)

Net cash provided by (used for) operating activities	2,597	(2,739)

Cash flows from investing activities:
Purchase of property and equipment	(3,305)	(1,800)
Proceeds from the sale of equipment	433	67

Net cash used for investing activities	(2,872)	(1,733)

Cash flows from financing activities:
Restricted cash	540	1,677
Proceeds from exercise of stock options	89	350
Proceeds from sale leaseback	—	120
Proceeds from notes payable	1,003	450
Repayment of notes payable	(1,206)	(1,581)
Net borrowings under accounts receivable line	—	(6,874)
Net proceeds from modified accounts receivable line	—	16,000
Payments under note to affiliates	—	(30)
Payments on note payable to Waythere, Inc. (formerly Surebridge)	(800)	—
Payments on capital lease obligations	(980)	(1,872)

Net cash provided by (used for) financing activities	(1,354)	8,240

Net increase (decrease) in cash	(1,629)	3,768
Cash and cash equivalents, beginning of period	3,195	3,862

Cash and cash equivalents, end of period	$1,566	$7,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,188	$1,044
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

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation
      The accompanying unaudited condensed consolidated financial statements include the accounts and results of operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our fiscal 2004 Annual Report on Form 10-K filed on November 2, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended April 30, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2005.
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
      Revenue consists of monthly fees for Web site and Internet application management, hosting, colocation and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Installation fees associated with application management, hosting and colocation revenue is billed at the time the installation service is provided and recognized over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. We generally sell our professional services under contracts with terms ranging up to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

(c)	Cash and Cash Equivalents and Restricted Cash
      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had long-term restricted cash of $1.3 million and $1.8 million as of April 30, 2005 and July 31, 2004, respectively, which represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.

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
      The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Concentration of Credit Risk
      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of April 30, 2005, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. No customer represented 10% or more of our total revenue for the nine months ended April 30, 2005. One third-party customer represented 13% of our total revenue for the nine months ended April 30, 2004. At April 30, 2005, one third-party customer represented 15% of our net accounts receivable balance.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Stock-Based Compensation Plans
      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. We recorded stock compensation expense of approximately $0.2 million and $0.6 million during the three and nine months ended April 30, 2005, respectively. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net loss, as reported	$(3,033)	$(3,026)	$(14,241)	$(9,818)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	198	69	578	287
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,989)	(1,437)	(4,348)	(4,240)

Net loss, as adjusted	$(4,824)	$(4,394)	$(18,011)	$(13,771)

Net loss per common share:
Basic and diluted — as reported	$(0.11)	$(0.12)	$(0.51)	$(0.40)

Basic and diluted — as adjusted	$(0.17)	$(0.18)	$(0.64)	$(0.56)

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Risk-free interest rate	3.11%	2.86%	3.10%	2.15%
Expected volatility	126.55%	135.71%	126.44%	160.68%
Expected life (years)	2.11	2.48	2.11	2.75
Weighted average fair value of options granted during the period	$1.87	$3.72	$1.87	$4.58

(j)	Net Loss Per Share
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
      For the three and nine months ended April 30, 2005 and 2004, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three and nine months ended April 30, 2005, there were

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
176,524 and 469,402 dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and nine months ended April 30, 2004, there were 1,228,532 and 1,190,034 dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods.

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
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS No. 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this pronouncement, which must be adopted in the first quarter of our fiscal year 2006. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Stock-Based Compensation Plans.”

(3)	Liquidity
      As of April 30, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $34.9 million, including cash and cash equivalents of $1.6 million at April 30, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the nine months ended April 30, 2005 was a decrease of $1.6 million. The primary uses of cash during the nine months ended April 30, 2005 included $3.3 million for purchases of property and equipment and approximately $3.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the nine months ended April 30, 2005 included $2.6 million from operating activities, $0.4 million in proceeds from the sale of equipment, a $0.6 million decrease in restricted cash, $0.1 million in proceeds associated with the exercise of stock options

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the employee stock option plans and $1.0 million in proceeds from notes payable. Net cash provided by operating activities of $2.6 million during the nine months ended April 30, 2005, resulted primarily from $1.3 million of net changes in operating assets and liabilities and non-cash charges of approximately $15.5 million, partially offset by the funding of our $14.2 million net loss. At April 30, 2005, we had an accumulated deficit of $454.1 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On April 30, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at April 30, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.
      At April 30, 2005, the Company had $1.3 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements and other credit agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at April 30, 2005 and July 31, 2004.
      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including the closing and integration of strategic acquisitions, the changes to our senior management and our bringing costs more in line with projected revenue. We will need to find sources of additional financing in order to remain a going concern. Potential sources include public or private sales of equity or debt securities and the sale of assets. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by the sale of assets to make payments on the notes payable to Waythere, Inc., depending on the total net proceeds received by us in the financing (see Note 11(e)).
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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.

(4)	Impairment of Long-Lived Assets
      The Company recorded $0.8 million of impairment charges during the nine months ended April 30, 2005 for property and equipment, consisting primarily of unamortized leasehold improvements, related to our facilities in Lexington, MA, Santa Clara, CA and Vienna, VA, which we have abandoned. The impairment charges are included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations (see Note 12).

(5)	Property and Equipment
      Property and equipment at April 30, 2005 and July 31, 2004 are summarized as follows:

	April 30,	July 31,
	2005	2004

	(In thousands)
Office furniture and equipment	$3,138	$3,625
Computer equipment	37,028	35,117
Software licenses	10,536	10,405
Leasehold improvements	9,274	10,245

	59,976	59,392
Less: Accumulated depreciation and amortization	(44,145)	(38,598)

Property and equipment, net	$15,831	$20,794

      The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, the shorter of 3 years or the life of the license; and leasehold improvements, life of the lease.

(6)	Intangible Assets
      The gross carrying amount and accumulated amortization as of April 30, 2005 and July 31, 2004 for customer lists related to prior acquisitions are as follows:

	April 30,	July 31,
	2005	2004

	(In thousands)
Gross carrying amount	$30,930	$31,026
Less: Accumulated amortization	(12,146)	(7,875)

Customer lists, net	$18,784	$23,151

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible asset amortization expense for the three and nine months ended April 30, 2005 and 2004 aggregated $1.4 million and $4.3 million, and $0.9 million and $2.6 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2005 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,
(In thousands)
2005	$5,612
2006	$5,104
2007	$4,160
2008	$3,272
2009	$2,064

(7)	Goodwill
      During the nine months ended April 30, 2005, we recorded net purchase accounting adjustments of $0.4 million to goodwill relating primarily to our acquisition of Surebridge on June 10, 2004. We perform our annual impairment analysis of goodwill in our fiscal fourth quarter.

(8)	Acquisitions
      Surebridge. On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies (now known as Waythere, Inc.), in exchange for two promissory notes (see Note 11) in the aggregate principal amount of approximately $39.3 million, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. The final purchase accounting is subject to final resolution of a working capital adjustment calculation which is expected to be completed during the fourth quarter of fiscal year 2005. We have included the financial results of Surebridge in our consolidated financial statements beginning June 10, 2004, the date of acquisition.

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
While additional distributions on our Interliant Notes are anticipated, the final amount and timing of such distributions has not been determined. It may be greater or less than the remaining carrying value, however, we have estimated the value to approximate the $1.2 million carrying value included in “Other assets” on our Condensed Consolidated Balance Sheet at April 30, 2005.

(10)	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2005	2004

	(In thousands)
Accrued payroll, benefits and commissions	$3,731	$6,580
Accrued legal	440	3,098
Accrued accounts payable	3,028	2,727
Accrued interest	1,166	659
Accrued contract termination fees	499	984
Accrued lease abandonment costs, current portion	2,300	4,269
Accrued taxes	1,202	932
Other accrued expenses and current liabilities	2,539	3,910

	$14,905	$23,159

(11)	Debt
      Debt consists of the following:

	April 30,	July 31,
	2005	2004

	(In thousands)
Accounts receivable financing line, net	$20,320	$20,240
Note payable to Atlantic Investors	3,000	3,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	1,352	1,908
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	38,467	39,267
Other notes payable	611	—

Total	69,750	70,415
Less current portion	24,630	24,791

Long-term debt	$45,120	$45,624

(a)	Silicon Valley Bank Financing Arrangements
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On April 30, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at April 30, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

(b)	Note Payable to Atlantic Investors, LLC (Atlantic)
      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic, a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance due to Atlantic by NaviSite. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by NaviSite does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At April 30, 2005, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as “Note payable to related party” on our Condensed Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank. As of April 30, 2005, the Company had recorded accrued interest on this note in the amount of $0.5 million.
      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. On July 13, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, July 13, 2004, to be due on or before the earlier of (i) November 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. (now known as Waythere, Inc.). On October 12, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, October 12, 2004, to be due on or before the earlier of (i) February 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after satisfying the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. (now known as Waythere, Inc.). On January 14, 2005, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 14, 2005, to be due on or before the earlier of (i) May 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million and first satisfies the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. (now known as Waythere, Inc.). On April 30, 2005, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following April 30, 2005 to be due on or before the earlier of (i) August 1, 2005 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million and first satisfies the mandatory prepayment obligation under those certain Notes due to Surebridge, Inc. (now known as Waythere, Inc.).

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Notes Payable to the AppliedTheory Estate
      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (Estate Liability) to the AppliedTheory Estate which are due on June 10, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At April 30, 2005, we had approximately $0.4 million in accrued interest related to this note, which is reflected within “Accrued expenses” on our Condensed Consolidated Balance Sheet.

(d)	Notes Payable to Landlord
      As part of an amendment to our 400 Minuteman Road lease in the second quarter of fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility in Andover, MA was transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman facility in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space.
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
     Abandoned Leased Facilities
      During the nine months ended April 30, 2005, we recorded $0.7 million of net lease impairment charges, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road, in Lexington, MA, an adjustment relating to lease modifications for our Syracuse and Vienna facilities and revisions in assumptions associated with other impaired facilities. During the three months ended April 30, 2005, the Company reached a settlement with the landlord of its abandoned property in La Jolla, CA and, as a result of this settlement, the Company recorded a $0.6 million impairment credit to operating expense during this period.
      All lease impairment expense amounts recorded are included in the captions “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
      Details of activity in the lease exit accrual by facility for the nine months ended April 30, 2005 are as follows (in thousands):

			Purchase
	Balance at		Accounting	Payments, less	Balance at
	July 31,		and Other	accretion of	April 30,
Lease Abandonment Costs for:	2004	Expense	Adjustments	interest	2005

Andover, MA	$1,040	$—	$—	$(187)	$853
La Jolla, CA	1,136	(519)	—	(617)	—
Chicago, IL	922	24	—	(102)	844
Amsterdam	120	—	12	(132)	—
Vienna, VA	548	(14)	—	(426)	108
San Francisco, CA	248	—	—	(248)	—
Houston, TX	905	133	—	(348)	690
Syracuse, NY	358	88	—	(274)	172
Syracuse, NY	111	27	—	(109)	29
San Jose, CA	1,019	162	—	(532)	649
Atlanta, GA	230	—	—	(128)	102
Atlanta, GA	275	—	—	(248)	27
Bedford, NH	139	—	19	(158)	—
Lexington, MA	—	811	—	(442)	369

	$7,051	$712	$31	$(3,951)	$3,843

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments are as follows as of April 30, 2005:

		Less than						After
Description	Total	1 Year		Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/ Long-term debt	$69,829	$24,710	(a)	$45,110	$9	$—	$—	$—
Interest on debt(b)	9,541	1,341		8,200	—	—	—	—
Capital leases	3,114	1,585		1,416	113	—	—	—
Operating leases	86	47		39	—	—	—	—
Bandwidth commitments	4,957	2,992		1,551	401	13	—	—
Maintenance for hardware/ software	385	213		166	6	—	—	—
Property leases(c)(d)	50,366	11,136		9,293	8,129	6,170	3,990	11,648

	$138,278	$42,024		$65,775	$8,658	$6,183	$3,990	$11,648

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of April 30, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
      With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At April 30, 2005, restricted cash of $1.1 million related to these lease agreements is included on the accompanying Condensed Consolidated Balance Sheet under the caption “Restricted cash” and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court granted the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment (the “Preliminary Approval Order”). A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the settlement class. A Fed. R. Civ. P. 23 fairness hearing concerning the settlement is currently anticipated in early January 2006. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Joseph Cloonan
      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to triple damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand, additional compensation claims for approximately $50,000, and triple damages and attorneys’ fees under the Massachusetts Wage Act. In February 2005, NaviSite and Mr. Cloonan filed motions for summary judgment with the Court.
      On May 11, 2005, the Court granted NaviSite’s motion for summary judgment on six of eight of Mr. Cloonan’s counterclaims. The Court granted NaviSite’s motion for summary judgment with respect to three of Mr. Cloonan’s counterclaims regarding his contentions that NaviSite owed to him $850,000, as well as three of Mr. Cloonan’s counterclaims pursuant to which he was seeking additional severance and vacation pay and advancing claims under the Massachusetts Wage Act. In addition, the Court entered judgment on NaviSite’s motion for declaratory judgment in favor of NaviSite, holding that the purported severance agreement between the parties is unenforceable and that Mr. Cloonan must return $21,200 in severance pay he previously received from NaviSite in connection with the purported agreement, less any amounts he may be entitled to on disposition of the two outstanding counterclaims described below.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to two of Mr. Cloonan’s counterclaims against NaviSite, pursuant to which he is seeking an aggregate of $35,000 in bonuses, the Court did not grant NaviSite’s motion for summary judgment as the Court found that genuine issues of material fact exist. The Court made no ruling on NaviSite’s claims against Mr. Cloonan for fraud and misrepresentation, unjust enrichment and breach of the duty of loyalty.
      We believe Mr. Cloonan’s remaining allegations are without merit and intend to vigorously defend them.

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
      On August 4, 2004, however, upon the application of CBTM, Bankruptcy Court Judge Gerber preliminarily enjoined Lighthouse from asserting claims or counterclaims against CBTM relating to the Lighthouse contract or any assets acquired by CBTM from AppliedTheory pursuant to the sale order, except for the purpose and to the extent necessary to setoff claims brought by CBTM against Lighthouse relating to the Lighthouse contract. As a result, Lighthouse was limited to seeking only those pre- and post- bankruptcy counterclaims that may constitute as set-offs against the claims asserted by CBTM. Subsequent to issuing the injunction order, Bankruptcy Judge Gerber held several conferences urging the parties to submit their dispute to court-ordered mediation. In conjunction with the Bankruptcy Court’s request, District Court Judge Pauley ordered a stay of all remaining expert discovery and motion procedures pending the participation and completion of mediation as requested by Bankruptcy Court Judge Gerber. The matter was then transferred to mediation by order of the Courts.
      In September 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. At the suggestion of the mediator, the parties participated in a second mediation session on January 12, 2005, during which the parties successfully reached an understanding, subject to final documentation, of the terms of a proposed settlement and compromise of all disputes between them. On April 26, 2005, CBTM and Lighhouse entered into a Settlement Agreement and Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, NaviSite and Lighthouse agreed to enter into a Services Agreement (the “Services Agreement”), within thirty (30) days of the date of the Settlement Agreement, pursuant to which NaviSite agreed to

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide to Lighthouse and Lighthouse agreed to purchase from NaviSite $150,000 of web-hosting or, at the election of Lighthouse, other services (other than the purchase or lease of equipment or the licensing of third party software) within a two-year period, at commercially reasonable rates. In consideration for NaviSite providing and Lighthouse purchasing the services pursuant to the Services Agreement, CBTM, NaviSite and Lighthouse released each other from all claims that any party had or may have against the other for any matter arising prior to the date of the Settlement Agreement.

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
      The Company recorded $0.3 million and $1.1 million of deferred income tax expense during the three and nine months ended April 30, 2005, respectively, as compared to no deferred income tax expense during the comparable periods of fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004. For tax purposes, the acquisition was accounted for as an asset acquisition. Accordingly, the acquired goodwill and intangible assets are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment annually. Therefore, the tax amortization of goodwill results in a taxable temporary difference, which fits the indefinite reversal criteria since it will not be reversed until the goodwill is impaired or written off, and is not offset by deductible temporary differences, such as net operating loss carryforwards. Management is presently negotiating a final working capital settlement with respect to the Surebridge acquisition, which is expected to result in a reduction of reported goodwill in the fourth quarter of fiscal year 2005, and a corresponding reduction in income tax expense in future periods.

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

      We currently service approximately 1,050 customers, including approximately 115 customers through our sales channel relationships. Our customers typically enter into service agreements with terms ranging up to five years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
      A large portion of the costs to operate our data centers, such as rent, product development and general and administrative expenses, does not depend strictly on the number of customers or the amount of services we provide. As we add new customers or new services to existing customers, we generally incur limited additional expenses relating to telecommunications, utilities, hardware and software costs, and payroll expenses. We have substantial capacity to add customers in our data centers. Our relatively fixed cost base, sufficient capacity for expansion and limited incremental variable costs provide us with the opportunity to grow profitably. However, these same fixed costs present us with the risk that we may incur losses if we are unable to generate sufficient revenue.
      The New York State Department of Labor has been a long-term customer of ours. Our contract with this customer is scheduled to expire in June 2005. We have been in discussions with the New York State Department of Labor regarding an extension of its contract and have received a letter from the New York State Department of Labor stating that it intends to extend the contract for two additional years. We anticipate that the quarterly revenue we receive under the extended contract term will continue at current levels; however there can be no assurance that such extension will occur or that the terms of any such extension will be similar to those of the previous agreement.
      In January 2005, we formed NaviSite India Private Limited, a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and e-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure.
      In recent years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
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

Results of Operations for the Three and Nine Months Ended April 30, 2005 and 2004
      The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Revenue	99.9%	99.9%	99.9%	100.0%
Revenue, related parties	0.1%	0.1%	0.1%	0.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	70.5%	70.4%	74.1%	74.1%
Impairment, restructuring and other	1.4%	0.0%	0.5%	1.0%

Total cost of revenue	71.9%	70.4%	74.6%	75.1%

Gross profit	28.1%	29.6%	25.4%	24.9%

Operating expenses:
Product development	0.0%	1.1%	0.3%	1.3%
Selling and marketing	12.9%	9.2%	11.7%	8.7%
General and administrative	20.1%	30.2%	21.1%	24.8%
Impairment, restructuring and other	(1.7)%	1.0%	1.3%	2.4%

Total operating expenses	31.3%	41.5%	34.4%	37.2%

Loss from operations	(3.2)%	(11.9)%	(9.0)%	(12.3)%
Other income (expense):
Interest income	0.1%	0.1%	0.1%	0.2%
Interest expense	(7.4)%	(3.3)%	(6.9)%	(3.0)%
Other income (expense), net	0.3%	0.1%	0.2%	0.2%

Loss before income tax expense	(10.2)%	(15.0)%	(15.6)%	(14.9)%
Income tax expense	(1.1)%	0.0%	(1.3)%	0.0%

Net loss	(11.3)%	(15.0)%	(16.9)%	(14.9)%

Comparison of the Three and Nine Months Ended April 30, 2005 and 2004
Revenue
      We derive our revenue from managed IT services. The Company offers a full range of services including design, implementation, optimization, upgrade, application development, fully hosted and remote application management, managed services, content delivery, colocation, and Software as a Service enablement. Substantially all of our revenue is generated from customers in the United States.
      Total revenue for the three months ended April 30, 2005 increased 32.8% to approximately $26.8 million from approximately $20.2 million for the three months ended April 30, 2004. The overall growth in revenue was mainly due to the revenue resulting from our fourth quarter fiscal year 2004 acquisition of Surebridge which contributed approximately $8.9 million in revenue during the three months ended April 30, 2005. The increased revenue during the third fiscal quarter of 2005 was partially offset by net lost customer revenue of approximately $2.3 million. Revenue from related parties during the three months ended April 30, 2005 totaled $34,000, while related party revenue during the three months ended April 30, 2004 was $12,000.
      Total revenue for the nine months ended April 30, 2005 increased 27.4% to approximately $84.1 million from approximately $66.0 million for the nine months ended April 30, 2004. The overall growth in revenue was mainly due to the revenue resulting from our fourth quarter of fiscal year 2004 acquisition of Surebridge which contributed approximately $29.3 million in revenue during the nine months ended April 30, 2005. The increased revenue during the first nine months of fiscal year 2005 was partially offset by net lost customer revenue of approximately $11.2 million. Revenue from related parties during the nine months ended April 30, 2005 totaled $102,000, while related party revenue during the nine months ended April 30, 2004 totaled $12,000.
Gross Profit
      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
      Gross profit of $7.5 million for the three months ended April 30, 2005 increased approximately $1.6 million, or 26.2%, from a gross profit of approximately $6.0 million for the three months ended April 30, 2004. Gross profit for the third fiscal quarter of 2005 represented 28.1% of total revenue, as compared to 29.6% of total revenue for the third fiscal quarter of 2004. Total cost of revenue increased approximately 35.5% to $19.3 million during the third fiscal quarter of 2005 from approximately $14.2 million during the third fiscal quarter of 2004. The increase in cost of revenue of $5.1 million resulted primarily from the costs associated with the increased revenue, an increase in amortization expense for intangible assets resulting from the 2004 Surebridge acquisition and charges associated with facility related impairments, partially offset by cost reductions related to equipment rental, hardware maintenance, and utilities. In addition, total cost of revenue for the three months ended April 30, 2004 was lowered by the inclusion of a $1.4 million gain recognized on the termination of certain data center leases. Total cost of revenue was 71.9% of total revenue for the third fiscal quarter of 2005 as compared to 70.4% of total revenue for the third fiscal quarter of 2004.
      Gross profit of $21.3 million for the nine months ended April 30, 2005 increased approximately $4.9 million, or 29.6%, from a gross profit of approximately $16.4 million for the nine months ended April 30, 2004. Gross profit for the first nine months of fiscal year 2005 represented 25.4% of total revenue, as compared to 24.9% of total revenue for the first nine months of fiscal year 2004. Total cost of revenue increased approximately 26.7% to $62.8 million during the first nine months of fiscal year 2005 from approximately $49.5 million during the first nine months of fiscal year 2004. The increase in cost of revenue of $13.3 million resulted primarily from the costs associated with the increased revenue and an increase in amortization expense for intangible assets resulting from the 2004 Surebridge acquisition, partially offset by cost reductions related to data center security, utilities, equipment rental, hardware maintenance and bandwidth expense. In addition, total cost of revenue for the nine months ended April 30, 2004 was lowered by the inclusion of a $1.4 million gain recognized on the termination of certain data center leases. Total cost of revenue was 74.6% of total revenue for the first nine months of fiscal year 2005 as compared to 75.1% of total revenue for the first nine months of fiscal year 2004.
Operating Expenses
      Product Development. Product development expense consists primarily of salaries and related costs.
      During the three months ended April 30, 2005, the Company eliminated all dedicated product development headcount and reported no product development expense for this period. During the three months ended April 30, 2004, product development expense was $230,000 and represented 1.1% of total revenue.
      Product development expense decreased 74.8% to approximately $224,000 during the nine months ended April 30, 2005 from approximately $890,000 during the nine months ended April 30, 2004 and represented approximately 0.3% and 1.3% of total revenue for the first nine months of fiscal years 2005 and 2004, respectively. The decrease in product development expense of approximately $666,000 is primarily related to decreased salary expense resulting from a decreased headcount.

      Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.
      Selling and marketing expense increased 87.7% to approximately $3.5 million, or 12.9% of total revenue, during the three months ended April 30, 2005 from approximately $1.8 million, or 9.2% of total revenue, during the three months ended April 30, 2004. The increase of approximately $1.6 million resulted primarily from increased salary expense and related costs, sales commissions and travel, primarily due to an increased headcount of direct selling personnel.
      Selling and marketing expense increased 71.9% to approximately $9.8 million, or 11.7% of total revenue, during the nine months ended April 30, 2005 from approximately $5.7 million, or 8.7% of total revenue, during the nine months ended April 30, 2004. The increase of approximately $4.1 million resulted primarily from increased salary expense and related costs, sales commissions and travel, primarily due to an increased headcount of direct selling personnel.
      General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
      General and administrative expense decreased 11.9% to approximately $5.4 million, or 20.1% of total revenue, during the three months ended April 30, 2005 from approximately $6.1 million, or 30.2% of total revenue, during the three months ended April 30, 2004. The decrease of approximately $0.7 million was primarily the result of decreases in facility rent, litigation expense and bad debt expense.
      General and administrative expense increased 8.8% to approximately $17.8 million, or 21.1% of total revenue, during the nine months ended April 30, 2005 from approximately $16.3 million, or 24.8% of total revenue, during the nine months ended April 30, 2004. The increase of approximately $1.4 million was primarily the result of increased salary and salary related costs, as well as increases in severance, non-cash stock compensation, property and uses taxes, expenses related to Sarbanes-Oxley compliance and bank charges related to our financing agreement with Silicon Valley Bank, partially offset by decreases in facility rent, and litigation expense.
Operating Expenses — Impairment, Restructuring and Other
      During the three months ended April 30, 2005, the Company settled an impairment for our La Jolla, CA facility, which resulted in a $0.6 million credit, partially offset by revised assumptions associated with our impaired facilities, and recorded a net credit of $0.4 million for the period. Impairment, restructuring and other expense within operating expenses were approximately $0.2 million during the three months ended April 30, 2004.
      Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $1.1 million during the nine months ended April 30, 2005, as compared to approximately $1.6 million during the nine months ended April 30, 2004. The $1.1 million charge during the first nine months of fiscal year 2005 related to revised assumptions associated with our impaired facilities, the abandonment of an administrative facility and an impairment charge for property and equipment, consisting primarily of leasehold improvements, relating to the same location. The $1.6 million charge recorded during the first nine months of fiscal year 2004 related to the abandonment of administrative office space.
Interest Income
      During the three and nine months ended April 30, 2005, interest income was $21,000 and $49,000, respectively, and was $18,000 and $115,000 for the three and nine months ended April 30, 2004, respectively. The decreases were due primarily to the reduced levels of average cash on hand.

Interest Expense
      During the three and nine months ended April 30, 2005, interest expense increased 204% and 201%, respectively, to $2.0 million and $5.8 million, respectively, from the comparable prior periods of $0.7 million and $1.9 million, respectively. The increases from the comparative periods are primarily related to the addition of the Surebridge notes.
Income Tax Expense
      The Company recorded $0.3 million and $1.1 million of deferred income tax expense during the three and nine months ended April 30, 2005, respectively, as compared to no deferred income tax expense during the comparable periods of fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004. For tax purposes, the acquisition was accounted for as an asset acquisition. Accordingly, the acquired goodwill and intangible assets are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment annually. Therefore, the tax amortization of goodwill results in a taxable temporary difference, which fits the indefinite reversal criteria since it will not be reversed until the goodwill is impaired or written off, and is not offset by deductible temporary differences, such as net operating loss carryforwards. Management is presently negotiating a final working capital settlement with respect to the Surebridge acquisition, which is expected to result in a reduction of reported goodwill in the fourth quarter of fiscal year 2005, and a corresponding reduction in income tax expense in future periods.
Liquidity and Capital Resources
      As of April 30, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $34.9 million, including cash and cash equivalents of $1.6 million at April 30, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the nine months ended April 30, 2005 was a decrease of $1.6 million. The primary uses of cash during the nine months ended April 30, 2005 included $3.3 million for purchases of property and equipment and approximately $3.0 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the nine months ended April 30, 2005 included $2.6 million from operating activities, $0.4 million in proceeds from the sale of equipment, a $0.6 million decrease in restricted cash, $0.1 million in proceeds associated with the exercise of stock options under the employee stock option plans and $1.0 million in proceeds from notes payable. Net cash provided by operating activities of $2.6 million during the nine months ended April 30, 2005, resulted primarily from $1.3 million of net changes in operating assets and liabilities and non-cash charges of approximately $15.5 million, partially offset by the funding of our $14.2 million net loss. At April 30, 2005, we had an accumulated deficit of $454.1 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On April 30, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at April 30, 2005 and July 31,

2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.
      At April 30, 2005, the Company had $1.3 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements and other credit agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash and is classified as non-current on our balance sheet at April 30, 2005 and July 31, 2004.
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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS No. 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this pronouncement, which must be adopted in the first quarter of our fiscal year 2006. We currently disclose the pro forma impacts of recognizing fair value as permitted by SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the preceding caption, “Stock-based Compensation Plans.”
Contractual Obligations and Commercial Commitments
      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2005, are as follows:

		Less than				More than
Description	Total	1 Year		1-3 Years	4-5 Years	5 Years

	(In thousands)
Short/ Long-term debt	$69,829	$24,710	(a)	$45,119	$—	$—
Interest on debt(b)	9,541	1,341		8,200	—	—
Capital leases	3,114	1,585		1,529	—	—
Operating leases	86	47		39	—	—
Bandwidth commitments	4,957	2,992		1,952	13	—
Maintenance for hardware/ software	385	213		172	—	—
Property leases(c)	50,366	11,136		17,422	10,160	11,648

	$138,278	$42,024		$74,433	$10,173	$11,648

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of April 30, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
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
      Revenue Recognition. Revenue consists of monthly fees for Web site and Internet application management, hosting, colocations and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Installation fees associated with application management, hosting and colocation revenue is billed at the time the installation service is provided and recognized over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. We generally sell our professional services under contracts with terms ranging up to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
      We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each annual period. As of April 30, 2005, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $454.1 million. During the nine months ended April 30, 2005, we had a net loss of approximately $14.2 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2004 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.

We need to obtain additional financing, which may not be available on favorable terms, or at all.
      As of April 30, 2005, we had approximately $1.6 million of cash and cash equivalents and a working capital deficit of approximately $34.9 million. Our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement as of April 30, 2005 was $20.4 million. We need to raise additional capital and such capital may not be available on favorable terms or at all. On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in “Prepaid expenses and other current assets” on our April 30, 2005 Condensed Consolidated Balance Sheet. If we do not complete the planned public offering, or if we do complete the planned public offering and then use a significant portion of the net proceeds we receive to repay debt or acquire a company, technology or product, we will need to raise additional capital through various other equity or debt financings, and such capital may not be available on favorable terms or at all. If we do not raise additional capital, our business may not continue as a going concern.
      Our projections for cash usage are based on a number of assumptions, including our ability to:

•	retain customers in light of market uncertainties and our uncertain future;

•	collect accounts receivables in a timely manner;

•	effectively integrate Surebridge and realize forecasted cash savings; and

•	achieve other expected cash expense reductions.
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
      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the remaining outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. On December 31, 2004, we repaid $800,000 of the outstanding principal. In addition, if we realize net proceeds in excess of $1.0 million from certain equity or debt financings or sales of assets, we are obligated to make a payment on the notes equal to 75% of the net proceeds.
      The notes, or the prepayment obligation thereon, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the maturity date of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain restrictive covenants, including with respect to our ability to incur indebtedness.

We may not realize all of the anticipated benefits of our recent acquisition of Surebridge.
      In June 2004, we acquired substantially all of the assets and liabilities of Surebridge for three million shares of our common stock and two promissory notes in the aggregate principal amount of approximately $39.3 million. The success of the acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings, and growth and marketing opportunities from integrating the businesses of Surebridge with the businesses of NaviSite. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the technology, personnel and operations of Surebridge. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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
There can be no assurance that the integration of the Surebridge business with NaviSite will result in the realization of the full benefits that we anticipate in a timely manner or at all.

Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions.
      The outstanding principal and accrued interest on the two promissory notes issued to Waythere, Inc. (formerly known as Surebridge, Inc.) are convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder at any time following:

•	the first anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $20.0 million;

•	the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	the second anniversary of the closing; and

•	an event of default thereunder.
      If the promissory notes are converted into shares of common stock, Waythere may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Waythere elect to convert all of the initial principal amount of its two convertible promissory notes into shares of our common stock, Waythere would own approximately 11,287,000 shares of our common stock, which, based on our capitalization as of June 3, 2005, would be approximately 31% of our outstanding shares of common stock.
      In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions.

Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.
      As of April 30, 2005, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement generally restricts or limits, among other things, our ability to:

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
      If we breach our accounts receivable financing agreement with Silicon Valley Bank, which may be deemed to have occurred upon an event of default under the promissory notes issued in the Surebridge transaction, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank and all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. A default under the accounts receivable financing agreement could also result in a cross-default under the promissory notes issued in the Surebridge transaction, thereby accelerating the repayment obligation on the notes and also allowing the holder to elect to convert the principal and accrued interest thereon into shares of our common stock.

A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.
      The New York State Department of Labor represented approximately 8% and 13% of our consolidated revenue for the nine months ended April 30, 2005 and 2004, respectively. The New York State Department of Labor has been a long-term customer of ours, but there can be no assurance that we will be able to retain this customer. Further, there can be no assurance that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not decline or suffer a material reduction in future periods. The New York State Department of Labor is not obligated under our agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. This contract with The New York State Department of Labor, and its funding allowance, expires in June 2005. We have been in discussions with the New York State Department of Labor regarding an extension of its contract and have received a letter from the New York State Department of Labor stating that it intends to extend the contract for two additional years. We anticipate that the quarterly revenue we receive under the extended contract term will continue at current levels; however there can be no assurance that such extension will occur or that the terms of any such extension will be similar to those of the previous agreement. Further, The New York State Department of Labor has the right to terminate this contract at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.

Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.
      Atlantic Investors owns approximately 60% of our outstanding capital stock as of June 3, 2005. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million due upon the earlier to occur of August 1, 2005, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere. As of April 30, 2005, we had recorded accrued interest on this note in the amount of $0.5 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval, regardless of how our other stockholders may vote, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders, which means that Atlantic Investors could effect a sale or merger of us without the consent of our other stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which in turn could adversely affect the market price of our common stock.

Members of our management group also have significant interests in Atlantic Investors, which may create conflicts of interest.
      Some of the members of our management group also serve as members of the management group of Atlantic Investors and its affiliates. Specifically, Andrew Ruhan, our Chairman of the Board, holds a 10% equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic Investors. Arthur Becker, our President and Chief Executive Officer and a member of our Board of Directors, is the managing member of Madison Technology LLC, a managing member of Atlantic Investors. As a result, these NaviSite officers and directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our officers or directors that conflict with their fiduciary obligations to Atlantic Investors, which in turn may have interests that conflict with the interests of our other stockholders.

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
      As a result of these problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business. In addition, our limited operating history with our current structure resulting from recent acquisitions makes it very difficult for you and us to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to meet our operating expenses, and achieve and sustain profitability.

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
      Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and infrastructure systems and applications. We utilize our direct private transit Internet connections to major network providers, such as Level 3, Global Crossing and XO Communications, as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively. If our private transit Internet connections are interrupted or degraded, we may face claims by, or lose, customers, and our reputation in the industry may be harmed, which may cause demand for our services to decline.

If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.
      We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft, Micromuse and Oracle. Our relationships with Microsoft and Oracle are critical to the operations and success of our recently acquired business from Surebridge. The loss of our ability to continually obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers or require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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
      Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems and F5 Networks. Our recently acquired business from Surebridge relies on products and services of Microsoft and Oracle. There can be no assurance that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to obtain and continue to maintain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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
      We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations, including adversely affecting the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past two years, we have had significant reductions-in-force and departures of several members of senior management due to redundancies and restructurings resulting from the consolidation of our acquired companies. In the event future reductions or departures of employees occur, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

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
      We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering and a claim by the trustee in the bankruptcy of Engage, Inc. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our financial condition.

If the markets for outsourced information technology infrastructure and applications, Internet commerce and communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.
      The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers is developing, and the market for the purchase of products and services over the Internet is still relatively new and emerging. Our industry has experienced periods of rapid growth, followed by a sharp decline in demand for products and services, which related to the failure in the last few years of many companies focused on developing Internet-related businesses. If acceptance and growth of the Internet as a medium for commerce and communication declines, our business strategy and objectives may fail because there may not be sufficient market demand for our managed IT services.

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
      We compete in the managed IT services market. This market is rapidly evolving, highly competitive and likely to be characterized by over-capacity and industry consolidation. Our competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with us. Many participants in this market have suffered significantly in the last several years. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the managed IT services market.
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
We may lack the financial and other resources, expertise or capability needed to maintain or capture increased market share in this environment in the future. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the managed IT services market.

The emergence and growth of a market for our managed IT services will be impaired if third parties do not continue to develop and improve Internet infrastructure.
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
      We operate a data center in the United Kingdom and revenue from our foreign operations accounted for approximately 5% of our total revenue during the nine months ended April 30, 2005. We recently expanded our operations to India, which could eventually broaden our customer service support and enable us to benefit from intellectual resources and cost savings associated with off-shore application development, support and infrastructure management. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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
Any one or more of these factors could adversely affect our international operations and consequently, our business.

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
      Since January 2004, our common stock has closed as low as $1.19 per share and as high as $7.30 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause you to lose some or all of your investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, or if we fail to satisfy any other Nasdaq continued listing requirement, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Also, such delisting would be a default under our convertible promissory notes issued to Waythere. In addition, any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.

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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court granted the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment (the “Preliminary Approval Order”). A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the settlement class. A Fed. R. Civ. P. 23 fairness hearing concerning the settlement is currently anticipated in early January 2006. If completed and then approved by the Court, the settlement is expected to be covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Joseph Cloonan
      On or about September 27, 2002, we received a demand for a wage payment of $850,000 from our former Procurement Director, Joseph Cloonan. We rejected the demand, alleging that Mr. Cloonan’s claim is based, among other things, on a potentially fraudulent contract. Mr. Cloonan also claimed $40,300 for allegedly unpaid accrued vacation and bonuses and that he may be statutorily entitled to triple damages and legal fees. On October 11, 2002, NaviSite filed a civil complaint with the Massachusetts Superior Court, Essex County, seeking a declaratory judgment and asserting claims against Mr. Cloonan for civil fraud, misrepresentation, unjust enrichment and breach of duty of loyalty. Mr. Cloonan asserted counter claims against NaviSite seeking the payments set forth in his September 2002 demand, additional compensation claims for approximately $50,000, and triple damages and attorneys’ fees under the Massachusetts Wage Act. In February 2005, NaviSite and Mr. Cloonan filed motions for summary judgment with the Court.
      On May 11, 2005, the Court granted NaviSite’s motion for summary judgment on six of eight of Mr. Cloonan’s counterclaims. The Court granted NaviSite’s motion for summary judgment with respect to three of Mr. Cloonan’s counterclaims regarding his contentions that NaviSite owed to him $850,000, as well as three of Mr. Cloonan’s counterclaims pursuant to which he was seeking additional severance and vacation pay and advancing claims under the Massachusetts Wage Act. In addition, the Court entered judgment on NaviSite’s motion for declaratory judgment in favor of NaviSite, holding that the purported severance agreement between the parties is unenforceable and that Mr. Cloonan must return $21,200 in severance pay he previously received from NaviSite in connection with the purported agreement, less any amounts he may be entitled to on disposition of the two outstanding counterclaims described below.
      With respect to two of Mr. Cloonan’s counterclaims against NaviSite, pursuant to which he is seeking an aggregate of $35,000 in bonuses, the Court did not grant NaviSite’s motion for summary judgment as the Court found that genuine issues of material fact exist. The Court made no ruling on NaviSite’s claims against Mr. Cloonan for fraud and misrepresentation, unjust enrichment and breach of the duty of loyalty.
      We believe Mr. Cloonan’s remaining allegations are without merit and intend to vigorously defend them.
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
      On August 4, 2004, however, upon the application of CBTM, Bankruptcy Court Judge Gerber preliminarily enjoined Lighthouse from asserting claims or counterclaims against CBTM relating to the Lighthouse contract or any assets acquired by CBTM from AppliedTheory pursuant to the sale order, except for the purpose and to the extent necessary to setoff claims brought by CBTM against Lighthouse relating to the Lighthouse contract. As a result, Lighthouse was limited to seeking only those pre- and post- bankruptcy counterclaims that may constitute as set-offs against the claims asserted by CBTM. Subsequent to issuing the injunction order, Bankruptcy Judge Gerber held several conferences urging the parties to submit their dispute to court-ordered mediation. In conjunction with the Bankruptcy Court’s request, District Court Judge Pauley ordered a stay of all remaining expert discovery and motion procedures pending the participation and completion of mediation as requested by Bankruptcy Court Judge Gerber. The matter was then transferred to mediation by order of the Courts.
      In September 2004, the parties selected Harvey A. Stricken, Esq. as mediator to the dispute. On October 6, 2004, the mediation was held with no particular outcome. At the suggestion of the mediator, the parties participated in a second mediation session on January 12, 2005, during which the parties successfully reached an understanding, subject to final documentation, of the terms of a proposed settlement and compromise of all disputes between them. On April 26, 2005, CBTM and Lighhouse entered into a Settlement Agreement and Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, NaviSite and Lighthouse agreed to enter into a Services Agreement (the “Services Agreement”), within thirty (30) days of the date of the Settlement Agreement, pursuant to which NaviSite agreed to provide to Lighthouse and Lighthouse agreed to purchase from NaviSite $150,000 of web-hosting or, at the election of Lighthouse, other services (other than the purchase or lease of equipment or the licensing of third party software) within a two-year period, at commercially reasonable rates. In consideration for NaviSite providing and Lighthouse purchasing the services pursuant to the Services Agreement, CBTM, NaviSite and Lighthouse released each other from all claims that any party had or may have against the other for any matter arising prior to the date of the Settlement Agreement.
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

NaviSite, Inc.

June 9, 2005	By: /s/ John J. Gavin, Jr. ------------------------------------------------ John J. Gavin, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.