Form 10-K
period 2005-07-31
NAVISITE INC
filed 2005-10-31
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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
Common Stock, $0.01 par value
(Title of Class)
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $7,509,257 based on the last reported sale price of the registrant’s common stock on the Nasdaq SmallCap Market as of the close of business on January 31, 2005.
      As of September 30, 2005, there were 28,487,260 shares outstanding of the registrant’s common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.
2005 ANNUAL REPORT
ON FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Investors are warned that actual results may differ materially from management’s expectations. We undertake no obligation to publicly reissue or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1.	Business
Our Business
      We provide IT hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ businesses. NaviSite provides services throughout the information technology lifecycle. The Company is dedicated to delivering quality services and meets rigorous standards, including SAS 70, Microsoft Gold, and Oracle Certified Partner certifications.
      We believe that by leveraging economies of scale utilizing our global delivery approach, industry best practices and process automation, our services enable our customers to achieve significant savings. In addition, we are able to leverage our application services platform, NaviView tm, to enable software to be delivered on-demand over the Internet, providing an alternative delivery model to the traditional licensed software model. As the platform provider for an increasing number of independent software vendors, we enable solutions and services to a wider and growing customer base.
      Our services include:

Hosting Services

•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

•	Software as a Service — Enablement of Software as a Service to the independent software vendor, or ISV, community.

Outsourcing Services

•	Planning Services — Services include IT assessment, enterprise architecture planning, Web strategy, performance assessment and tuning.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design

•	Management Services — Services include custom application management and remote infrastructure management.

Professional Services

•	For leading enterprise software applications, which are provided by companies such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement, maintain, and optimize scalable, business-driven software solutions. Specific services include planning, implementation, maintenance, optimization and compliance services.
      We provide these services to a range of vertical industries, including financial services, healthcare and pharmaceutical, manufacturing and distribution, publishing, media and communications, business services, public sector and software, through our direct sales force and sales channel relationships.
      Our managed application services are facilitated by our proprietary NaviViewtm collaborative application management platform. Our NaviViewtm platform enables us to provide highly efficient, effective and customized management of enterprise applications and information technology. Comprised of a suite of third-party and proprietary products, NaviViewtm provides tools designed specifically to meet the needs of customers who outsource their IT needs. We also use this platform for electronic software distribution for software vendors and to enable software to be delivered on-demand over the Internet, providing an alternative delivery model to the traditional licensed software model.
      We believe that the combination of NaviViewtm with our physical infrastructure and technical staff gives us a unique ability to provision on-demand application services for software providers for use by their customers. NaviViewtm is application and operating platform neutral as its on-demand provisioning capability is not dependent on the individual software application. Designed to enable enterprise software applications to be provisioned and used as an on-demand solution, the NaviViewtm technology allows us to offer new solutions to our software vendors and new products to our current customers.
      We currently operate in 14 data centers in the United States and one data center in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
      We currently service approximately 910 hosted customers. Of these 910 customers, 21 were also active NaviSite professional services customers during the fourth quarter of fiscal year 2005. We also serviced approximately 168 additional professional services and software licensing customers during the fourth quarter of fiscal year 2005 through our Microsoft Business Solutions practice which was sold on July 29, 2005. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations or expirations of agreements with existing customers.
      Our business commenced in 1996 within CMGI, Inc., our former majority stockholder, to support the networks and host Web sites of CMGI, its subsidiaries and several of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with CMGI. We were incorporated in Delaware in December 1998. In October 1999, we completed our initial public offering of common stock and remained a majority-owned subsidiary of CMGI until September 2002, at which time ClearBlue Technologies, Inc., or CBT, became our majority stockholder. Since January 31, 2000, our corporate headquarters have been located at 400 Minuteman Road, Andover, Massachusetts. Our website can be found at www.navisite.com. The information available on, or that can be accessed through, our website is not part of this report. Our telephone number is (978) 682-8300. Since December 2002, we have been involved in several transactions that have affected our Company, including:

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to colocation, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oakbrook, Illinois; and Vienna, Virginia and assumed the revenue and expense of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California, which four entities we later acquired.

•	In August 2003, Atlantic Investors, LLC, the indirect majority stockholder of CBT, and its subsidiaries, became our majority stockholder upon CBT’s transfer of its stock ownership in NaviSite to its stockholders. As of September 30, 2005, Atlantic Investors owned approximately 60% of the issued and outstanding shares of our common stock.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

•	In July 2005, we sold substantially all of our rights, title and interest in and to our Microsoft Business Solutions products and related services to Navint Consulting, LLC.
      The audit report on our fiscal year 2005 consolidated financial statements from KPMG LLP, our independent registered public accounting firm, contains an explanatory paragraph that states that our recurring losses since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern.
Our Industry
      The dramatic growth in Internet usage and the enhanced functionality, accessibility and security of Internet-enabled applications have made conducting business on the Internet increasingly attractive. Many businesses are using Internet-enabled information technology infrastructure and applications to enhance their core business operations, increase efficiencies and remain competitive. Internet-enabled information technology infrastructure and applications extend beyond Web sites to software such as financial, email, enterprise resource planning, supply chain management and customer relationship management applications. Organizations have become increasingly dependent on these applications and they have evolved into important components of their businesses. In addition, we believe that the pervasiveness of the Internet and quality of network infrastructure, along with the dramatic decline in the pricing of computing technology and network bandwidth, have made the software as a service model a viable one. We believe that the recent adoption of alternative software licensing models by software industry market leaders is driving other software vendors in this direction and, consequently, generating strong industry growth.
      As enterprises seek to remain competitive and improve profitability, we believe they will continue to implement increasingly sophisticated Internet-enabled applications and delivery models. Some of the potential benefits of these applications and delivery models include the ability to:

•	increase operating efficiencies and reduce costs;

•	build and enhance customer relationships by providing Internet-enabled customer service and technical support;

•	manage vendor and supplier relationships through Internet-enabled technologies, such as online training and online sales and marketing;

•	communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide; and

•	improve service and lower the cost of software ownership by the adoption of new Internet-enabled software delivery models.
      These benefits have driven increased use of Internet-enabled information technology infrastructure and applications, which in turn has created a strong demand for specialized information technology support and applications expertise. An increasing number of businesses are choosing to outsource the hosting and management of these applications.
      The trend towards outsourced hosting and management of information technology infrastructure and applications by mid-market companies and organizations is driven by a number of factors, including:

•	developments by major hardware and software vendors that facilitate outsourcing;

•	the need to improve the reliability, availability and overall performance of Internet-enabled applications as they increase in importance and complexity;

•	the need to focus on core business operations;

•	challenges and costs of hiring, training and retaining application engineers and information technology employees with the requisite range of information technology expertise; and

•	the increasing complexity of managing the operations of Internet-enabled applications.
      Notwithstanding increasing demand for these services, we believe the number of providers has decreased over the past three years, primarily as a result of industry consolidation and bankruptcies. We believe the consolidation trend will continue and will benefit a small number of service providers that have the resources and infrastructure to cost-effectively provide the scalability, performance, reliability and business continuity that customers expect.
Our Strategy
      Our goal is to become the leading provider of outsourced IT services for mid-market companies and organizations. Key elements of our strategy are to:
      Continue to Broaden Our Service Offerings. By growing our professional services and outsourcing services, we intend to broaden our service offering to compete more effectively with the larger IT outsourcers. We believe that by growing our professional services, we will more effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J.D. Edwards and Siebel Systems solutions. We believe that these services will help our customers achieve peak effectiveness with their systems. We believe that our ability to host applications in addition to providing professional services will distinguish us from our competitors, as companies look to use one vendor for both of these services. Furthermore, by growing our outsourcing services, we expect to go beyond servicing the Oracle family of packaged applications to developing customized solutions for our customers.
      Provide Excellent Customer Service. We are committed to providing all of our customers with a high level of customer support. We believe that through the acquisition of several businesses we have had the benefit of consolidating best of breed account management and customer support practices to ensure that we are achieving this goal.
      Expand Our Global Delivery Capabilities. We believe that global delivery is an integral piece of our long-term strategy in that it directly maps to our overall goal of service and operational excellence for our customers. By leveraging a global delivery solution, we believe that we will be able to continue to deliver superior services and technical expertise at a competitive cost and enhance the value proposition for our customers.
      Improve Operating Margins Through Efficiencies. We have made significant improvements to our overall cost structure during the last twelve months. We intend to continue to improve operating margins as we grow revenue and improve the efficiency of our operations. As we grow, we will take advantage of our infrastructure capacity, our NaviViewtm platform and our automated processes. Due to the fixed cost nature of our infrastructure, increased customer revenue results in incremental improvements in our operating margins.
      Grow Through Disciplined Acquisitions. We intend to derive a portion of our future growth through acquisitions of technologies, products and companies that improve our services and strengthen our position in our target markets. By utilizing our experience in acquiring and effectively integrating complementary companies, we can eliminate duplicative operations, reduce costs and improve our operating margins. We intend to acquire companies that provide valuable technical capabilities and entry into target markets, and allow us to take advantage of our existing technical and physical infrastructure.
Our Services
      We offer our customers a broad range of managed IT services that can be deployed quickly and cost effectively. Our management expertise allows us to meet an expanding set of needs as our customers’ applications become more complex. Our experience and capabilities save our customers the time and cost of developing expertise in-house, and we increasingly serve as the sole manager of our customers’ outsourced applications.
     Hosting Services

•	Application Services

•	Operational management and administration of Oracle eBusiness Suite, PeopleSoft, J.D. Edwards, Siebel Systems, Microsoft Business Solutions, Microsoft Exchange and Lotus Domino

•	Managed Services

•	Business continuity and disaster recovery

•	Connectivity

•	Content distribution

•	Database administration and performance tuning

•	Desktop support

•	Hardware management

•	Monitoring

•	Network management

•	Security management

•	Server and operating system management

•	Storage management

•	Colocation Services

•	Connectivity

•	Equipment

•	Power

•	Remote hands

•	Space

•	Software as a Service

•	Enablement of Software as a Service to the ISV community
     Outsourcing Services

•	Planning Services

•	IT assessment

•	Enterprise architecture planning

•	Web strategy

•	Performance assessment and testing

•	Development Services

•	eBusiness / Web solutions

•	Enterprise integration

•	Business intelligence

•	Content management

•	User interface design

•	Management Services

•	Application management

•	Remote infrastructure management
     Professional Services

•	Services — Planning, implementation, maintenance, optimization and compliance services related to packaged enterprise software

•	Applications — Oracle eBusiness Suite, PeopleSoft, J.D. Edwards, Siebel Systems and Microsoft Business Solutions

NaviViewtm Platform
      Our proprietary NaviViewtm platform is a critical element of each of our service offerings. Our NaviViewtm platform allows us to work with our customers’ information technology teams, systems integrators and other third parties to provide our services to customers. Our NaviViewtm platform and its user interface help ensure full transparency to the customer and seamless operation of outsourced applications and infrastructure, including: (i) hardware, operating system, database and application monitoring; (ii) event management; (iii) problem resolution management; and (iv) integrated change and configuration management tools. Our NaviViewtm platform includes:
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
      Automated Remediation — Our NaviViewtm platform allows us to proactively monitor, identify and fix common problems associated with the applications we manage on behalf of our customers. These automated fixes help ensure availability and reliability by remediating known issues in real time, and keeping applications up and running while underlying problems or potential problems are diagnosed.
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
      Network Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network operations centers. Network and system management and monitoring tools continuously monitor our network and server performance. Our network operations center performs first-level problem identification, validation and resolution. Our primary network operations center in Andover, Massachusetts is staffed 24 hours a day, seven days a week with network, security, Windows, Unix and Linux personnel. We have technical support personnel located in our facilities in San Jose, California; Syracuse, New York; Houston, Texas and India, who provide initial and escalated support, 24 hours a day, seven days a week for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving any technical issues that arise.
      Data Centers — We currently operate in 14 data centers located in the United States and one data center located in the United Kingdom. Our data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.
      Internet Connectivity — We have redundant high-capacity Internet connections to Level 3, Global Crossing and XO Communications. We have deployed direct private transit and peering Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks to improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ information technology infrastructure and applications.

Sales and Marketing
      Direct Sales — Our direct sales professionals are located in the United States and the United Kingdom. Our sales teams meet with customers to understand and identify their individual business requirements, then to translate those requirements into tailored services. Our sales teams are also supported by customer relationship managers who are assigned to specific accounts to identify and take advantage of cross-selling opportunities. To date, most of our sales have been realized through our direct sales force.
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
      Marketing — Our marketing organization is responsible for defining our overall market strategy, generating qualified leads and increasing our brand awareness. Our demand generation team focuses on identifying key market opportunities and customer segments which will best match our service portfolio and creates marketing programs which target those segments. Our marketing programs include a variety of advertising, events, direct mail and email campaigns, partner marketing, and web-based seminar campaigns targeted at key executives and decision makers within organizations. We are actively building general awareness of our company and our strategy through public relations, marketing communications and product marketing. The marketing organization also supports direct and channel sales.
Customers
      Our customers include mid-sized companies, divisions of large multi-national companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing and distribution, healthcare and pharmaceutical, publishing, media and communications, financial services, retail, business services and government agencies.
      As of July 31, 2005, NaviSite services approximately 910 hosted customers. Of these 910 customers, 21 were also active NaviSite professional services customers during the fourth quarter of our fiscal year 2005. The Company had approximately 168 additional professional services and software licensing customers, mainly through its Microsoft Business Solutions practice which was sold on July 29, 2005, that were active during the fourth quarter of our fiscal year 2005 and who did not have any form of hosting contracts.
      We derived approximately 8%, 12% and 21% of our revenue from the New York State Department of Labor for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or to designate us as its sole supplier of any particular service. Further, the New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. Pursuant to the new agreement, we provide application hosting and application development services in support of the America’s Job Bank Web site and related programs. America’s Job Bank is a 20-year-old labor exchange network developed and funded by the U.S. Department of Labor and state employment service offices to link employers and job seekers. The New York State Department of Labor has the ability to purchase additional services from us to meet its projected contract needs until the expiration of the contract in 2007.
      Other than the New York State Department of Labor, no customer represented 10% or more of our revenue for the fiscal years ended July 31, 2005, 2004 and 2003. Substantially all of our revenues are derived from, and substantially all of our plant, property and equipment are located in, the United States.

Competition
      We compete in the outsourced IT and professional services markets. These markets are fragmented, highly competitive and likely to be characterized by industry consolidation.
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
      We believe that we compete effectively based on our breadth of service offerings, the strength of our NaviViewtm platform, our existing infrastructure capacity and our pricing.
      Our current and prospective competitors include:

•	hosting and related services providers, including Data Return, LLC, Globix Corp., SAVVIS (which acquired the Cable & Wireless business including the Exodus and Digital Island businesses), IBM, AT&T and local and regional hosting providers;

•	application services providers, such as IBM, USinternetworking, Inc. (USi), Infocrossing, Inc., Electronic Data Systems Corp. and Computer Sciences Corporation;

•	content and electronic software distribution providers, such as Akamai, Inc., Digital River, Inc. and Intraware, Inc.;

•	colocation providers, including SAVVIS, Equinix and Switch & Data Facilities Company, Inc.;

•	messaging providers, including Mi8, Critical Path, Inc., Internoded, Inc. and USA.net, Inc., and

•	professional services providers, including Oracle Consulting Services, Accenture, Ciber, CSC, CedarCrestone, Deloitte Consulting, IBM and Rapidigm
Intellectual Property
      We rely on a combination of trademark, service mark, copyright, patent and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. While it is our practice to require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition (for employees only) and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we cannot assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.
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
Employees
      As of July 31, 2005, we had 451 employees. Of these employees, 326 were principally engaged in operations, 47 were principally engaged in sales and marketing and 78 were principally engaged in general and administration. None of our employees is party to a collective bargaining agreement, and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.
Available Information
      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Web site, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet address is http://www.navisite.com. The contents of our Web site are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only.
Risk Factors That May Affect Future Results
      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation

Reform Act of 1995. Forward-looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and we cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.
      We have negative working capital and significant indebtedness that must be repaid in calendar 2006; therefore, we need to obtain additional financing, which may not be available on favorable terms, or at all. We need to raise additional capital and it may not be available on favorable terms or at all. As of July 31, 2005, we had approximately $6.8 million of cash and cash equivalents and a working capital deficit of approximately $77.6 million. As of July 31, 2005, our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement, which matures on April 29, 2006, was $20.4 million. As of July 31, 2005, our outstanding principal and accrued interest under the promissory notes we issued to Waythere, Inc. (in connection with the Surebridge acquisition), which mature on June 10, 2006, was approximately $39.5 million. As of July 31, 2005, our outstanding principal and accrued interest owed to Atlantic Investors, LLC, which matures upon the earlier to occur of February 1, 2006 or five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere, was approximately $3.6 million. As of July 31, 2005, our outstanding principal and accrued interest owed to the AppliedTheory Estate, which is due on June 13, 2006, was approximately $6.6 million. If we do not raise sufficient capital to repay our indebtedness or, if we do not refinance or restructure our indebtedness, a substantial amount of which becomes due and payable during calendar year 2006, our business likely will not continue as a going concern.
      We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern. We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each annual period. As of July 31, 2005, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $455.9 million. During the fiscal year ended July 31, 2005, we had a net loss of approximately $16.1 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2005 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.
      The convertible promissory notes we issued in the Surebridge acquisition may negatively affect our liquidity and our ability to obtain additional financing and operate and manage our business. On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the remaining outstanding principal of the notes, with all accrued interest, no later than June 10, 2006. On December 31, 2004, we repaid $800,000, and on August 1, 2005 we repaid $750,000 of the outstanding principal of the notes. The principal amounts under the promissory notes were further reduced by approximately $3.1 million as a result of certain working capital adjustments the parties agreed to in the original asset purchase agreement. Accrued interest related to the notes amounted to approximately $4.1 million as of July 31, 2005. If we realize net proceeds in excess of $1.0 million from equity or debt financings or sales of assets, we are obligated to make a payment on the notes equal to 75% of the net proceeds.
      The notes, or the prepayment obligation under the notes, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the maturity date of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain restrictive covenants, including with respect to our ability to incur additional indebtedness.
      Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions or financings. The outstanding principal and accrued interest on the two promissory notes issued to Waythere, Inc. (formerly known as Surebridge, Inc.) are convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder.
      If the promissory notes are converted into shares of common stock, Waythere may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Waythere elect to convert the entire principal and accrued interest outstanding under of its two convertible promissory notes into shares of our common stock, Waythere would own approximately 11.5 million shares of our common stock. Based on our capitalization as of September 30, 2005, Waythere would own approximately 31% of our outstanding shares of common stock.
      In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.
      On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expense which are presently included in “Prepaid expenses and other current assets” on our July 31, 2005 Consolidated Balance Sheet. If we do not complete the planned public offering, or if we do complete the planned public offering and then use a significant portion of the net proceeds we receive to repay debt or acquire a company, technology or product, we will need to raise additional capital through various other equity or debt financings, and such capital may not be available on favorable terms or at all.
      Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of July 31, 2005, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement restricts our ability to:

•	create or incur additional indebtedness;

•	sell, or permit any lien or security interest in, any of our assets;

•	enter into or permit any material transaction with any of our affiliates;

•	merge or consolidate with any other party, or acquire all or substantially all of the capital stock or property of another party, unless, among other things, the other party is in the same, or a similar line of business as us;

•	relocate our principal executive office or add any new offices or business locations;

•	change our state of formation;

•	change our legal name;

•	make investments;

•	pay dividends or make any distribution or payment or redeem, retire or purchase our capital stock; and

•	make or permit any payment on subordinated debt or amend any provision in any document relating to any subordinated debt.
      Further, the accounts receivable financing agreement requires that we maintain EBITDA of at least $1.00 for every fiscal quarter. The agreement defines EBITDA as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles and excluding acquisition-related costs and one-time extraordinary charges.
      If we breach our accounts receivable financing agreement with Silicon Valley Bank, a default could result. A default under the accounts receivable financing agreement may be deemed to have occurred upon an event of default under the promissory notes issued in the Surebridge transaction. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silicon Valley Bank. In addition, all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. A default under the accounts receivable financing agreement could also result in a cross-default under the promissory notes issued to Waythere in connection with the Surebridge transaction. This would accelerate the repayment obligation on the promissory notes and would allow Waythere to elect to convert the principal and accrued interest into shares of our common stock. All amounts due and outstanding under the accounts receivable financing agreement are due to be repaid in April 2006.
      A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows. The New York State Department of Labor represented approximately 8% and 12% of our consolidated revenue for the fiscal years ended July 31, 2005 and 2004, respectively. The New York State Department of Labor has been a long-term customer of ours, but we cannot assure you that we will be able to retain this customer. We also cannot assure you that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, The New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.
      Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions. Atlantic Investors owns approximately 60% of our outstanding capital stock as of September 30, 2005. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million due upon the earlier to occur of February 1, 2006, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere. As of July 31, 2005, we had recorded accrued interest on this note in the amount of $0.6 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors has the ability to control the election of directors and to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which could adversely affect the market price of our common stock.
      Members of our management group also have significant interests in Atlantic Investors, LLC, which may create conflicts of interest. Some of the members of our management group also serve as members of the management group of Atlantic Investors, LLC and its affiliates. Specifically, Andrew Ruhan, our Chairman of the Board, holds a 10% equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic Investors. Arthur Becker, our President and Chief Executive Officer and a member of our Board of Directors, is the managing member of Madison Technology LLC, a managing member of Atlantic Investors. As a result, these NaviSite officers and directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our officers or directors that conflict with their fiduciary obligations to Atlantic Investors, which in turn may have interests that conflict with the interests of our other stockholders.
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
      A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation and cause demand for our services to decline. Our agreements with customers require us to meet specified service levels for the services we provide. In addition, our customers may have additional expectations about our services. Any failure to meet customers’ specifications or expectations could result in:

•	delayed or lost revenue;

•	requirements to provide additional services to a customer at reduced charges or no charge;

•	negative publicity about us, which could adversely affect our ability to attract or retain customers; and

•	claims by customers for substantial damages against us, regardless of our responsibility for the failure, which may not be covered by insurance policies and which may not be limited by contractual terms of our engagement.
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
      If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful. We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft, Micromuse and Oracle. Our relationships with Microsoft and Oracle are critical to the operations and success of our recently acquired business from Surebridge. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.
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
      Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers. Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems and F5 Networks. Our recently acquired business from Surebridge relies on products and services of Microsoft and Oracle. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.
      We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services utilize encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by these interruptions or breaches. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.
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
      We may be subject to legal claims in connection with the information disseminated through our network, which could divert management’s attention and require us to expend significant financial resources. We may face liability for claims of defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to statutory liability as well as complaints against service providers that enable these activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to the transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.
      If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy or to continue to provide services and technical support to our customers could be adversely affected and we may not be successful in attracting new customers. We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations. The departure of our executive officers could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past two years, we have had significant reductions-in-force and departures of several members of senior management due to redundancies and restructurings resulting from the consolidation of our acquired companies. In the event of future reductions or departures of employees, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.
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
      If we are unsuccessful in pending and potential litigation matters, our financial condition may be adversely affected. We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any of these payments could adversely affect our financial condition.
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
      Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 5% of our total revenue during the fiscal year ended July 31, 2005. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks such as political and economic instability and the possibility of hostilities among countries or terrorism;

•	reduced protection of intellectual property rights;

•	fluctuations in currency exchange rates or imposition of restrictive currency controls;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations;

•	employment laws and practices in foreign countries;

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States; and

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals.
      Any one or more of these factors could adversely affect our international operations and consequently, our business.
      We may become subject to burdensome government regulation and legal uncertainties that could substantially harm our business or expose us to unanticipated liabilities. It is likely that laws and regulations directly applicable to the Internet or to hosting and managed application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and hosting and managed application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and elsewhere and facilitate the activities of our customers in these jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property in those states.
      The price of our common stock has been volatile, and may continue to experience wide fluctuations. Since January 2004, our common stock has closed as low as $1.19 per share and as high as $7.30 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause you to lose some or all of your investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, or if we fail to satisfy any other Nasdaq continued listing requirement, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq SmallCap Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Also, a delisting would be a default under our convertible promissory notes issued to Waythere. In addition, a delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees. On April 7, 2005, we received a letter from the Nasdaq Listing Qualifications Staff stating that the Company had not paid certain Nasdaq fees as required by Nasdaq Marketplace Rule 4310(c)(13) and that as a result, its common stock was subject to delisting from the Nasdaq SmallCap Market. On April 8, 2005, the Company paid these outstanding fees in full and received a letter from Nasdaq confirming compliance with Marketplace

Rule 4310(c)(13). The Company also confirmed with Nasdaq that no further action by the Company was required and that its common stock will continue to be listed on the Nasdaq SmallCap Market.
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
Facilities
      Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office, a data center in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA(1)	Data Center and Office	66,350	November 2006
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Data Center	23,342	November 2009
Atlanta, GA(1)	Office	10,577	September 2006
Atlanta, GA	Office	4,598	May 2007
Chicago, IL(1)	Office	4,453	February 2008
Chicago, IL	Data Center	6,800	January 2009
Oak Brook, IL	Data Center	16,780	September 2009
Andover, MA	Office	26,500	March 2006
Andover, MA	Data Center and Office	90,000	January 2018
Boston, MA	Data Center and Office	4,651	December 2005
Lexington, MA(1)	Office	21,056	April 2006
Syracuse, NY	Data Center	21,246	November 2008
Syracuse, NY(1)	Office	44,002	December 2007
Syracuse, NY(1)	Office	5,016	May 2009
New York, NY	Office	1,500	March 2006
New York, NY	Data Center	33,286	May 2008
Las Vegas, NV(2)	Data Center	28,560	February 2010
Dallas, TX	Data Center	27,370	January 2010
Houston, TX(1)	Data Center and Office	29,545	October 2008
Vienna, VA	Data Center and Office	22,290	February 2010
Milwaukee, WI	Data Center	5,200	March 2010
Gurgaon, Haryana, India	Office	12,706	July 2008
London, England	Data Center	4,022	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We, as sublandlord, have entered into a sublease with a third party for this facility, however we retain the use of approximately 2,000 square feet.

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
      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenue. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.
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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order In Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the Plaintiffs in the IPO Securities Litigation. In connection with the Preliminary Approval Order, the Court scheduled a Fed. R. Civ. P. 23 fairness hearing for April 24, 2006 in order to consider whether to enter final approval of the settlement. Any requests for exclusion or objections to the settlement are to be filed by March 24, 2006. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover more than the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Engage Bankruptcy Trustee Claim
      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust (the “Engage Creditor Trustees”), filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A.
      On September 27, 2005, we entered into a Settlement Agreement (the “Settlement Agreement”), dated September 26, 2005, by and among us, the Engage Creditor Trustees, Mr. Jalbert as the Liquidating Supervisor (the “Liquidating Supervisor”) and Foley Hoag LLP, as the escrow agent. Subject to the entry of a final order approving the Settlement Agreement, we are required to make an aggregate payment of $375,000 (the “Settlement Payment”) to the Engage Creditor Trustees pursuant to the terms of the Settlement Agreement in two installments. If we fail to make any portion of the Settlement Payment when due, then we shall automatically become liable to the Engage Creditor Trustees in the amount of $1,000,000. In addition, if we become the subject of any form of state or federal insolvency proceeding on or before the 94th day after receipt by the Engage Creditor Trustees of the entire Settlement Payment, then the Engage Creditor Trustees shall be entitled to file and enforce an Agreement for Judgment pursuant to which we will become liable to the Engage Creditor Trustees for $1,000,000.
      At such time as the Settlement Agreement becomes a final order, if 94 days have passed since receipt by the Engage Creditor Trustees of the entire Settlement Payment, and if we have not become the subject of any form of state or federal insolvency proceeding, then we, on the one hand, and the Engage Creditor Trustees and the Liquidating Supervisor (on behalf of Engage and its subsidiaries), on the other hand, shall be deemed to have released each other from all claims that the parties may have against each other relating to any events from the beginning of the world to the date of the Settlement Agreement including relating to the Engage Litigation.
Wrongful Termination Claim
      This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County Case No. 104CV031471 against NaviSite, Inc. and one of its former employees. Plaintiffs are two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. NaviSite’s management and the co-named former employee deny all claims and have vigorously defended the lawsuit. On October 28, 2005, NaviSite reached a tentative settlement agreement with both of the plaintiffs. The settlement agreement, which we expect to be finalized in early November, will require us to make payments to the plaintiffs of an aggregate of $500,000. As of July 31, 2005, we have accrued $500,000 for this tentative settlement which is included in “Accrued expenses” on our Consolidated Balance Sheet.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “NAVI.” As of September 30, 2005, there were 233 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market.

	High	Low

Fiscal Year Ended July 31, 2005
May 1, 2005 through July 31, 2005	$2.40	$1.16
February 1, 2005 through April 30, 2005	$2.29	$1.23
November 1, 2004 through January 31, 2005	$3.30	$1.94
August 1, 2004 through October 31, 2004	$3.64	$1.32
Fiscal Year Ended July 31, 2004
May 1, 2004 through July 31, 2004	$5.45	$1.78
February 1, 2004 through April 30, 2004	$8.00	$3.74
November 1, 2003 through January 31, 2004	$10.48	$4.21
August 1, 2003 through October 31, 2003	$5.45	$2.31
      We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1. Business — Risk Factors That May Affect Future Results.”
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
      We did not repurchase any shares of common stock during fiscal year 2005.
      Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of results of any future period.

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Revenue	$109,731	$91,126	$75,281	$40,968	$66,358
Revenue, related parties	132	46	1,310	18,453	36,368

Total revenue	109,863	91,172	76,591	59,421	102,726

Cost of revenue	80,227	68,379	70,781	67,000	127,155
Impairment, restructuring and other	383	917	—	68,317	1,930

Total cost of revenue	80,610	69,296	70,781	135,317	129,085

Gross profit (loss)	29,253	21,876	5,810	(75,896)	(26,359)

Operating expenses:
Product development	224	1,075	950	5,281	14,072
Selling and marketing	12,769	9,567	5,960	9,703	32,251
General and administrative	23,600	24,714	20,207	19,272	33,011
Impairment, restructuring and other	2,662	5,286	8,882	(2,633)	8,011

Total operating expenses	39,255	40,642	35,999	31,623	87,345

Loss from operations	(10,002)	(18,766)	(30,189)	(107,519)	(113,704)
Other income (expense):
Interest income	61	126	851	1,060	2,753
Interest expense	(7,590)	(3,181)	(43,403)	(14,718)	(8,042)
Other income (expense), net	2,785	468	(733)	(516)	292

Loss before income tax expense and cumulative effect of change in accounting principle	(14,746)	(21,353)	(73,474)	(121,693)	(118,701)
Income tax expense	(1,338)	(1)	(153)	—	—

Loss before cumulative effect of change in accounting principle	(16,084)	(21,354)	(73,627)	(121,693)	(118,701)
Cumulative effect of change in accounting principle	—	—	—	—	(4,295)

Net loss	$(16,084)	$(21,354)	$(73,627)	$(121,693)	$(122,996)

Per common share:
Basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.57)	$(0.85)	$(6.32)	$(22.30)	$(30.18)
Cumulative effect of change in accounting principle	—	—	—	—	(1.09)

Net loss	$(0.57)	$(0.85)	$(6.32)	$(22.30)	$(31.27)

Basic and diluted weighted average number of common shares outstanding	28,202	25,160	11,654	5,457	3,933

BALANCE SHEET DATA:
Working capital (deficit)	$(77,560)	$(36,711)	$(16,301)	$16,516	$(9,683)
Total assets	$101,177	$123,864	$69,371	$53,534	$112,266
Long-term obligations	$5,515	$50,224	$13,577	$28,073	$69,852
Stockholders’ equity (deficit)	$(2,672)	$11,082	$16,879	$8,544	$(6,962)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under the heading ” Risk Factors that May Affect Future Results” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
      In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly-owned subsidiary of our majority stockholder at the time of the acquisition and therefore was accounted for as a common control merger), adding application management and development capabilities to our managed application services. In February 2003, we acquired Avasta, adding capabilities to our managed application services. In April 2003, we acquired Conxion, providing key services to our managed application services and managed infrastructure services. In May 2003, we acquired assets of Interliant, forming the core of our managed messaging services. In August 2003 and April 2004, we acquired assets of CBT (which was our majority stockholder at that time and therefore was accounted for as a common control merger) related to colocation, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services. In June 2004, we acquired substantially all of the assets and liabilities of Surebridge adding significant capabilities to our managed application and professional services. Prior to September 2002, substantially all of our services were managed application services. We have added managed infrastructure and managed messaging services and increased managed applications and professional services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
      Our acquisitions of CBTM and the assets and certain liabilities of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT,

CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion and selected assets of Interliant were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows from their respective dates of acquisition of February 5, 2003, April 2, 2003 and May 16, 2003. Our acquisition of substantially all of the assets and liabilities of Surebridge was accounted for using the purchase method of accounting and the results of operations and cash flows relating to this acquisition have been included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows from its acquisition date of June 10, 2004.
      The audit report on our fiscal year 2005 consolidated financial statements from KPMG LLP, our Independent Registered Public Accounting Firm, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot assure you that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.
Results of Operations for the Three Years Ended July 31, 2005, 2004 and 2003
      The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,

	2005	2004	2003

Revenue	99.9%	99.9%	98.3%
Revenue, related parties	0.1%	0.1%	1.7%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue	73.0%	75.0%	92.4%
Impairment, restructuring and other	0.4%	1.0%	0.0%

Total cost of revenue	73.4%	76.0%	92.4%

Gross profit	26.6%	24.0%	7.6%

Operating expenses:
Product development	0.2%	1.2%	1.2%
Selling and marketing	11.6%	10.5%	7.8%
General and administrative	21.5%	27.1%	26.4%
Impairment, restructuring and other	2.4%	5.8%	11.6%

Total operating expenses	35.7%	44.6%	47.0%

Loss from operations	(9.1)%	(20.6)%	(39.4)%
Other income (expense):
Interest income	0.1%	0.1%	1.1%
Interest expense	(6.9)%	(3.4)%	(56.7)%
Other income (expense), net	2.5%	(0.5)%	(1.0)%

Loss before income tax expense	(13.4)%	(23.4)%	(96.0)%
Income tax expense	(1.2)%	(0.0)%	(0.2)%

Net loss	(14.6)%	(23.4)%	(96.2)%

Comparison of the Years 2005, 2004 and 2003
Revenue
      We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
      Total revenue for fiscal year 2005 increased 20.5% to approximately $109.9 million from approximately $91.2 million in fiscal year 2004. The overall growth in revenue was mainly due to the full year impact of the revenue resulting from our fiscal year 2004 acquisition of Surebridge which contributed approximately $37.8 million in revenue during the year ended July 31, 2005. The increased revenue during fiscal year 2005 was partially offset by net lost customer revenue of approximately $13.0 million. Revenue from related parties during the year ended July 31, 2005 was relatively flat compared with the year ended July 31, 2004.
      Total revenue for fiscal year 2004 increased 19% to approximately $91.2 million from approximately $76.6 million in fiscal year 2003. The overall growth in revenue was mainly due to the full year impact of the revenue resulting from our fiscal year 2003 acquisitions and revenue resulting from our fiscal year 2004 acquisitions which combined contributed approximately $33.8 million in revenue during the year ended July 31, 2004. The increased revenue during fiscal year 2004 was partially offset by net lost customer revenue of approximately $19.6 million. Revenue from related parties decreased 96.5% during the year ended July 31, 2004 to approximately $46,000 from approximately $1.3 million during the year ended July 31, 2003.
      One unrelated customer accounted for approximately 8%, 12% and 21% of our consolidated revenue in fiscal years 2005, 2004 and 2003, respectively.
Gross Profit
      Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
      Gross profit of $29.3 million for the year ended July 31, 2005 increased approximately $7.4 million, or 33.7%, from a gross profit of approximately $21.9 million for the year ended July 31, 2004. Gross profit for fiscal year 2005 represented 26.6% of total revenue, as compared to 24.0% of total revenue for fiscal year 2004. Total cost of revenue increased approximately 16.3% to $80.6 million in fiscal year 2005 from approximately $69.3 million in fiscal year 2004. As a percentage of revenue, total cost of revenue decreased from 76.0% of revenue in fiscal year 2004 to 73.4% of revenue in fiscal year 2005. This percentage decrease resulted primarily from cost reductions relating to the scaling of our fixed infrastructure costs over a larger revenue/customer base and costs reductions resulting from a company-wide effort to rationalize our cost structure related to equipment rental, hardware maintenance and bandwidth, partially offset by an increase in amortization of intangible assets related to our fiscal 2004 acquisition. Included in total cost of revenue for fiscal year 2005 are impairment and restructuring charges totaling $0.4 million.
      Gross profit of $21.9 million for the year ended July 31, 2004 increased approximately $16.1 million, or 276.5%, from a gross profit of approximately $5.8 million for the year ended July 31, 2003. Gross profit for fiscal year 2004 represented 24.0% of total revenue, as compared to 7.6% of total revenue for fiscal year 2003. Total cost of revenue decreased approximately 2.1% to $69.3 million in fiscal year 2004 from approximately $70.8 million in fiscal year 2003. The decrease in cost of revenue of $1.5 million resulted primarily from cost reductions relating to the integration of our acquisitions, the scaling of our fixed infrastructure costs over a larger revenue/customer base, and the reduction of depreciation expense due to lower levels of capital equipment purchases, partially offset by an increase in amortization of intangible assets related to our fiscal 2003 and 2004 acquisitions. Included in total cost of revenue for fiscal year 2004 are impairment and restructuring charges totaling $0.9 million.

Cost of Revenue — Impairment, Restructuring and Other
      The Company recorded $0.4 million of costs associated with impairment, restructuring and other in total cost of revenue during fiscal year 2005. These costs relate primarily to changes in estimates related to previously impaired facilities. Costs associated with impairment, restructuring and other included in total cost of revenue during fiscal year 2004 totaled $0.9 million and related to the abandonment of data center space at our Vienna, Virginia facility.
Operating Expenses
      Product Development. Product development expense consists primarily of salaries and related costs.
      Product development expense decreased 79.2% to approximately $0.2 million in fiscal year 2005 from approximately $1.1 million in fiscal year 2004 and represented approximately 0.2% and 1.2% of total revenue in fiscal years 2005 and 2004, respectively. The decrease in product development expense of approximately $0.9 million is primarily related to salary expense resulting from a decreased headcount.
      Product development expense increased 13.2% to approximately $1.1 million in fiscal year 2004 from approximately $1.0 million in fiscal year 2003 and represented approximately 1.2% of total revenue in both fiscal years. The increase in product development expense of approximately $0.1 million is primarily related to increased salary expense resulting from an increased headcount.
      Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.
      Selling and marketing expense increased 33.5% to approximately $12.8 million, or 11.6% of total revenue, in fiscal year 2005 from approximately $9.6 million, or 10.5% of total revenue, in fiscal year 2004. The increase of approximately $3.2 million resulted primarily from approximately $2.0 million of increased salary expense resulting from an increased headcount of selling personnel, as well as increases of $0.3 million in travel costs, $0.4 million in partner referral fees, $0.2 million in recruitment fees and $0.3 million in marketing program costs.
      Selling and marketing expense increased 60.5% to approximately $9.6 million, or 10.5% of total revenue, in fiscal year 2004 from approximately $6.0 million, or 7.8% of total revenue, in fiscal year 2003. The increase of approximately $3.6 million resulted primarily from increased salary expense resulting from an increased headcount of selling personnel, as well as an increase in marketing program costs.
      General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
      General and administrative expense decreased 4.5% to approximately $23.6 million, or 21.5% of total revenue, in fiscal year 2005 from approximately $24.7 million, or 27.1% of total revenue, in fiscal year 2004. The decrease of approximately $1.1 million was primarily the result of a $1.6 million decrease in litigation expense and a $1.2 million decrease in rent expense, offset by an approximate $1.0 million increase in salary related expense, $0.5 million increase in bank borrowing fees and $0.2 million increase in property and sales taxes.
      General and administrative expense increased 22.3% to approximately $24.7 million, or 27.1% of total revenue, in fiscal year 2004 from approximately $20.2 million, or 26.4% of total revenue, in fiscal year 2003. The increase of approximately $4.5 million was primarily the result of increased salary expense resulting from an increased headcount, as well as increases in legal expenses and bad debt expense partially offset by decreases in severance, consulting, insurance and accounting fees.
Operating Expenses — Impairment, Restructuring and Other
      Costs associated with impairment, restructuring and abandonment of leased facilities included in operating expenses were approximately $2.7 million in fiscal year 2005, as compared to costs associated with impairment, restructuring and abandonment of lease facilities of approximately $5.3 million in fiscal year 2004. The costs incurred during fiscal year 2005 relate primarily to the abandonment of administrative space at our Lexington, Massachusetts facility and a $1.1 million impairment charge related to our investment in Interliant debt securities.
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
Interest Income
      Interest income decreased 51.6% to approximately $61,000, or 0.1% of total revenue, in fiscal year 2005 from approximately $126,000, or 0.1% of total revenue, in fiscal year 2004. The decrease is due primarily to the reduced levels of average cash on hand.
      Interest income decreased 85.2% to approximately $126,000, or 0.1% of total revenue, in fiscal year 2004 from approximately $851,000, or 1.1% of total revenue, in fiscal year 2003. The decrease is due primarily to the reduced levels of average cash on hand.
Interest Expense
      Interest expense increased 138.6% to approximately $7.6 million, or 6.9% of total revenue, in fiscal year 2005 from approximately $3.2 million, or 3.4% of total revenue, in fiscal year 2004. The increase of $4.4 million is due mainly to the accrued interest related to our notes payable to Waythere, Inc.
      Interest expense decreased 92.7% to approximately $3.2 million, or 3.4% of total revenue, in fiscal year 2004 from approximately $43.4 million, or 56.7% of total revenue, in fiscal year 2003. The decrease of $40.2 million is due mainly to the non-cash write-off of the unamortized beneficial conversion feature related to the conversion of the $65 million of convertible notes during fiscal year 2003.
Other Income (Expense), Net
      Other income was approximately $2.8 million in fiscal year 2005, as compared to other expense of approximately $0.5 million in fiscal year 2004. The other income recorded during fiscal year 2005 includes a $2.5 million gain on the MBS transaction during the fourth quarter.
      Other income was approximately $0.5 million in fiscal year 2004, as compared to other expense of approximately $0.7 million in fiscal year 2003. The other income recorded during fiscal year 2004 includes a $0.4 million settlement related to a sublease agreement.
Income Tax Expense
      The Company recorded $1.3 million of deferred income tax expense during the fiscal year ended July 31, 2005, as compared to no deferred income tax expense during fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the CBTM and Surebridge acquisitions. For tax purposes, the acquisitions were accounted for as asset acquisitions. Accordingly, the acquired goodwill and intangible assets are amortized for tax purposes over 15 years. For financial statement purposes, goodwill is not amortized, but annually is tested for impairment. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

Liquidity and Capital Resources
      As of July 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million at July 31, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the fiscal year ended July 31, 2005 was an increase of $3.6 million. Our primary sources of cash during fiscal year 2005 were $6.6 million from operating activities, $3.5 million in proceeds from the MBS transaction, $0.4 in proceeds from the sale of equipment, a $0.6 million decrease in restricted cash, $0.1 million in proceeds associated with the exercise of stock options under the employee stock option plans, and $1.0 million in proceeds from notes payable. Net cash provided by operating activities of $6.6 million during the fiscal year ended July 31, 2005, resulted primarily from $3.9 million of net changes in operating assets and liabilities and non-cash charges of $18.8 million, partially offset by the funding of our $16.1 million net loss. The primary uses of cash during fiscal year 2005 included $4.8 million of cash used for purchases of property and equipment and $3.8 million in repayments on notes payable and capital lease obligations. At July 31, 2005, we had an accumulated deficit of $455.9 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank (SVB) allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On July 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively. At July 31, 2005, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements and other credit agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash on our balance sheet at July 31, 2005 and July 31, 2004. The Company had restricted cash of $1.2 million, including $0.1 million which is classified as short-term and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet, at July 31, 2005 and $1.8 million at July 31, 2004.
      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process within the next 120 days. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by sales of assets to make payments on the notes payable to Waythere, Inc., depending on the total net proceeds received by us in the financing (see Note 11(e) to our consolidated financial statements).
      Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
Contractual Obligations and Commercial Commitments
      We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of July 31, 2005, are as follows:

		Less than				More than
Description	Total	1 Year		1-3 Years	4-5 Years	5 Years

	(In thousands)
Short/ Long-term debt	$66,315	$65,906	(a)	$409	$—	$—
Interest on debt(b)	9,051	9,040		11	—	—
Capital leases	2,632	1,469		1,163	—	—
Operating leases	615	315		300	—	—
Bandwidth commitments	4,899	2,947		1,952	—	—
Maintenance for hardware/ software	298	166		132	—	—
Property leases(c)(d)	47,673	10,938		16,664	8,802	11,269

	$131,483	$90,781		$20,631	$8,802	$11,269

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of July 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company acquired from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
Off-Balance Sheet Financing Arrangements
      The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

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
Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. During its first quarter of fiscal 2006, the Company adopted SFAS 123(R) effective August 1, 2005. We continue to evaluate the impact of SFAS 123(R) on our operating results and financial position. The pro forma information in Note 2 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we currently expect to record compensation charges related to stock options in the range of approximately $4.0 million to $4.6 million in fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R).
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

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
      Our consolidated Financial Statements and Schedule and the Reports of the Independent Registered Public Accounting Firm appear beginning on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of NaviSite’s principal executive officer and principal financial officer) as of the end of the period covered by this report, NaviSite’s principal executive officer and principal financial officer have concluded that NaviSite’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by NaviSite in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to its management, including to its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
      Incorporated by reference to the portions of the Proxy Statement entitled “Additional Information — Executive Compensation,” “Additional Information — Director Compensation,” “Additional Information — Compensation Committee Report,” “Additional Information — Stock Performance Graph,” and “Additional Information — Employment Agreements and Severance and Change of Control Arrangements.” The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference to the portion of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information as of July 31, 2005
      The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2005.

(c)
	(a)	(b)	Number of Securities
	Number of Securities to	Weighted-average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	6,086,655	$3.26	736,820
Equity compensation plans not approved by security holders	—	N/A	—

Total	6,086,655		736,820

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services
      Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Independent Auditors’ Fees” and “Additional Information — Audit Committee Policy on Pre-Approval of Services of Independent Auditors.”
PART IV

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
October 31, 2005

By:	/s/ Arthur P. Becker

Arthur P. Becker
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	October 31, 2005

/s/ Arthur P. Becker Arthur P. Becker	President, Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2005

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 31, 2005

/s/ Gabriel Ruhan Gabriel Ruhan	Director	October 31, 2005

/s/ James H. Dennedy James H. Dennedy	Director	October 31, 2005

/s/ Larry W. Schwartz Larry W. Schwartz	Director	October 31, 2005

/s/ Thomas R. Evans Thomas R. Evans	Director	October 31, 2005

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of December 31, 2002, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (File No. 000-27597).
2.2	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Acquisition Corp., Avasta, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
2.3	Agreement and Plan of Merger, dated as of March 26, 2003, by and between the Registrant and Conxion Corporation and Union Acquisition, Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated April 2, 2003 (File No. 000-27597).
2.4	Sale Order pursuant to 11 U.S.C. Sections 105, 363, and 1146(c) and Bankruptcy Rules 2002, 6004 and 6006 approving(i) Asset Purchase Agreement, (ii) Sale of Substantially All of Debtors’ Assets Free and Clear of All Liens, Claims, Encumbrances and Interests, (iii) Waiver of Stay Provisions under Bankruptcy Rule Section 6004 and 6006 and (iv) Granting Related Relief entered by the Bankruptcy Court for the Southern District of New York (White Plains) on May 15, 2003; together with the Asset Purchase Agreement, dated as of May 15, 2003, by and among Interliant, Inc. and certain of its subsidiaries, and Intrepid Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, annexed thereto, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 16, 2003 (File No. 000-27597).
2.5	Stock and Asset Acquisition Agreement, dated as of August 8, 2003, by and between the Registrant and ClearBlue Technologies, Inc., is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2003 (File No. 000-27597).
2.6	Amendment to Stock and Asset Acquisition Agreement dated as of February 6, 2004 by and among the Registrant, ClearBlue Technologies, Inc., ClearBlue Technologies/ New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc. and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2004 (File No. 000-27597).
2.7	Asset Purchase Agreement, dated as of May 6, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2004 (File No. 000-27597).
2.8	First Amendment to Asset Purchase Agreement, dated as of June 10, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
2.9	Asset Purchase Agreement, dated as of July 29, 2005, by and among the Registrant, Lexington Acquisition Corp. and Navint Consulting, LLC. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 3, 2005 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).

Exhibit No.		Description of Exhibit

3.4		Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
4.1		Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-83501).
10.1		Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2		Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3		Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4		Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10	.6*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.7*	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10.8		Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.9*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/ A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10.10		Assignment Agreement dated October 11, 2002 by and between the Registrant and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).
10.11		Renunciation Letter dated October 11, 2002 from the Registrant to Interliant, Inc. is incorporated by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).
10.12		Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.13		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.14		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.15		First Amendment to Loan and Security Agreement, dated June 2, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.16		Loan and Security Agreement, dated as of January 29, 2003, by and between Atlantic Investors, LLC as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.17		Letter, dated as of January 16, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.18		Letter dated as of July 13, 2004, from Atlantic Investors, LLC, as Lender, to the Registrant, as Borrower, is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2004 (File No. 000-27597).
10.19		Letter, dated as of October 12, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2004 (File No. 000-27597).
10.20		Letter, dated as of January 14, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005 (File No. 000-27597).
10.21		Letter, dated as of April 30, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).
10.22		Letter, dated as of July 26, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2005 (File No. 000-27597).
10	.23*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.24		Accounts Receivable Financing Agreement dated May 27, 2003 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp., is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.25		First Loan Modification Agreement, dated as of January 30, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.26		Second Loan Modification Agreement, dated April 29, 2004, by and among the Registrant, Silicon Valley Bank, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2004 (File No. 000-27597).
10.27		Registration Rights Agreement, dated May 27, 2003, by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.28		Registration Rights Agreement, dated as of January 30, 2004, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.29		Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.30		Intellectual Property Security Agreement dated May 27, 2003 by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.31		Letter Agreement dated April 29, 2004 by and among Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation and Intrepid Acquisition Corp. is incorporated herein by reference to Exhibit 10.56 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-27597).
10.32		Letter Agreement dated October 27, 2004 by and among Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp. is incorporated herein by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-27597).
10.33		Letter Agreement, dated December 11, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 (File No. 000-27597).
10	.34*	Offer of Employment Letter to Kenneth Drake dated July 15, 2003 is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.35		Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, Gabriel Ruhan, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, John J. Gavin, Jr., Kenneth Drake and Monique Cormier is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.36		Professional Services Agreement between the New York State Department of Labor and AppliedTheory Corporation dated November 2, 2000, is incorporated herein by reference to Exhibit 10.56 of AppliedTheory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25759).
10.37		Amendment No. 1 to Professional Services Agreement, dated as of May 2, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.38		Amendment No. 2 to Professional Services Agreement, dated as of October 5, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.39		Amendment No. 3 to Professional Services Agreement, dated as of July 24, 2002, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.40		Amendment No. 4 to Professional Services Agreement, dated as of November 12, 2002, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.41		Amendment No. 5 to Professional Services Agreement, dated as of March 25, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.42		Amendment No. 6 to Professional Services Agreement, dated as of September 24, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.43		Amendment No. 7 to Professional Services Agreement, dated as of January 5, 2004, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2004 (File No. 000-27597).
10.44		Amendment No. 8 to Professional Services Agreement, dated as of July 1, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-27597).
10.45		Professional Services Agreement, dated as of August 16, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2005 (File No. 000-27597).
10.46		Negotiable Promissory Note dated December 1, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.47		Negotiable Promissory Note dated December 23, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.48		Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.49		Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/ A filed on March 8, 2004 (File No. 333-12087).
10	.50*	Offer Letter dated June 9, 2004 by and between the Registrant and Stephen Pace is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004 (File No. 000-27597).
10.51		Registration Rights Agreement, dated June 10, 2004, by and between the Registrant and Surebridge, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.52		Primary Note, dated June 10, 2004, issued by the Registrant to Surebridge, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.53		Escrow Note, dated June 10, 2004, issued by the Registrant to Surebridge, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10	.54*	Employment Agreement, dated as of May 6, 2004, by and between the Registrant and John J. Gavin, Jr. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/ A filed on June 29, 2004 (File No. 333-12087).
10.55		Joinder Agreement dated as of July 28, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp. is incorporated herein by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-27597).
10.56		Joinder Agreement dated as of December 7, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., Surebridge Services, Inc., Surebridge Acquisition Corp. and ManagedOps.com, Inc is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.57		Joinder Agreement dated as of December 7, 2004 by and between Silicon Valley Bank and the Registrant, ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., Surebridge Services, Inc., Surebride Acquisition Corp., ManagedOps.com, ClearBlue Technologies/ Chicago-Wells, Inc., ClearBlue Technologies/ Las Vegas, Inc., ClearBlue Technologies/ Milwaukee, Inc., ClearBlue Technologies/ Los Angeles, Inc., ClearBlue Technologies/ Oakbrook, Inc., ClearBlue Technologies/ Vienna, Inc., ClearBlue Technologies/ New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc., and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 (File No. 000-27597).
10.58		Settlement Agreement and Mutual General Release, dated as of January 13, 2005, by and among the Registrant, Atlantic Investors, LLC, Arthur P. Becker, Andrew Ruhan, Gabriel Ruhan and Convergence Associates, Inc., as agent for substantially all of the former Avasta shareholders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-27597).
10	.59*	NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.60*	Amendment No. 1 to the NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.61*	Compensation Plan for Senior Vice President, Sales and Marketing, Stephen Pace — Fiscal Year 2005, is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).
10	.62*	Amended Compensation Plan for Senior Vice President, Sales and Marketing, Stephen Pace — April 1, 2005 — July 31, 2005, is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).
10.63		Agreement and Acknowledgement, dated October 19, 2005, by and among the Registrant, Waythere, Inc., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp.
10	.64*	Employment Offer Letter, dated August 12, 2005, between the Registrant and Monique Cormier.
14		Code of Business Conduct and Ethics.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and Subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and Subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ KPMG LLP
Boston, Massachusetts
October 28, 2005

NAVISITE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,

	2005	2004

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$6,816	$3,195
Accounts receivable, less allowance for doubtful accounts of $2,887 and $2,498 at July 31, 2005 and 2004, respectively	10,688	16,584
Due from related party	101	101
Unbilled accounts receivable	363	1,854
Prepaid expenses and other current assets	2,806	4,113

Total current assets	20,774	25,847
Property and equipment, net	15,199	20,794
Customer lists, less accumulated amortization of $13,228 and $7,875 at July 31, 2005 and 2004, respectively	16,563	23,151
Goodwill	43,159	45,920
Other assets	4,383	6,316
Restricted cash	1,099	1,836

Total assets	$101,177	$123,864

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$20,347	$20,240
Notes payable to the AppliedTheory Estate	6,000	—
Notes payable, current portion	1,145	751
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	35,361	800
Note payable to related party	3,000	3,000
Capital lease obligations, current portion	1,259	2,921
Accounts payable	8,122	8,285
Accrued expenses	12,865	18,231
Accrued interest	5,494	659
Accrued lease abandonment costs, current portion	2,435	4,269
Deferred revenue and deferred other income	1,923	2,670
Customer deposits	383	732

Total current liabilities	98,334	62,558
Capital lease obligations, less current portion	1,105	469
Accrued lease abandonment costs, less current portion	1,359	2,782
Deferred tax liability	1,338	—
Other long-term liabilities	1,304	1,349
Notes payable to the AppliedTheory Estate, less current portion	—	6,000
Notes payable, less current portion	409	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge), less current portion	—	38,467

Total liabilities	103,849	112,782

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at July 31, 2005 and 2004	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,487 and 27,924 at July 31, 2005 and 2004, respectively	285	279
Deferred compensation	(633)	(1,514)
Accumulated other comprehensive income	156	15
Additional paid-in capital	453,458	452,156
Accumulated deficit	(455,938)	(439,854)

Total stockholders’ equity (deficit)	(2,672)	11,082

Total liabilities and stockholders’ equity (deficit)	$101,177	$123,864

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue	$109,731	$91,126	$75,281
Revenue, related parties	132	46	1,310

Total revenue	109,863	91,172	76,591

Cost of revenue	80,227	68,379	70,781
Impairment, restructuring and other, net	383	917	—

Total cost of revenue	80,610	69,296	70,781

Gross profit	29,253	21,876	5,810

Operating expenses:
Product development	224	1,075	950
Selling and marketing	12,769	9,567	5,960
General and administrative	23,600	24,714	20,207
Impairment, restructuring and other, net	2,662	5,286	8,882

Total operating expenses	39,255	40,642	35,999

Loss from operations	(10,002)	(18,766)	(30,189)
Other income (expense):
Interest income	61	126	851
Interest expense	(7,590)	(3,181)	(43,403)
Other income (expense), net	2,785	468	(733)

Loss before income tax expense	(14,746)	(21,353)	(73,474)
Income tax expense	(1,338)	(1)	(153)

Net loss	$(16,084)	$(21,354)	$(73,627)

Basic and diluted net loss per common share	$(0.57)	$(0.85)	$(6.32)

Basic and diluted weighted average number of common shares outstanding	28,202	25,160	11,654

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Other
	Common Stock			Comprehensive	Additional		Stockholders’
			Deferred	Income	Paid-In	Accumulated	Equity
	Shares	Amount	Compensation	(Loss)	Capital	Deficit	(Deficit)

	(In thousands)
Balance at July 31, 2002	6,248	$62	$—	$—	$345,820	$(337,338)	$8,544
Exercise of common stock options	2	—	—	—	2	—	2
Common control merger with CBTM	568	6	—	—	3,360	(515)	2,851
Common control merger with CBT	—	—	—	—	16,664	(4,259)	12,405
Conversion of CBT convertible debt and other amounts due to CBT	16,363	165	—	—	65,816	—	65,981
Issuance of common stock — Avasta acquisition	231	2	—	—	367	—	369
Issuance of stock warrants to Silicon Valley Bank	—	—	—	—	370	—	370
Currency translation adjustment	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	(73,627)	(73,627)

Balance at July 31, 2003	23,412	235	—	(16)	432,399	(415,739)	16,879
Exercise of common stock options	159	1	—	—	403	—	404
Issuance of deferred stock-based compensation	—	—	(1,987)	—	1,987	—	—
Amortization of deferred stock-based compensation	—	—	473	—	—	—	473
Issuance of common stock — Avasta earn-out	179	2	—	—	741	—	743
Issuance of stock warrants to Silicon Valley Bank	—	—	—	—	213	—	213
Exercise of Silicon Valley Bank stock warrants	74	1	—	—	(1)	—	—
Issuance of common stock — common control merger with CBT	1,100	10	—	—	2,794	(2,761)	43
Issuance of common stock — Surebridge acquisition	3,000	30	—	—	13,620	—	13,650
Currency translation adjustment	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(21,354)	(21,354)

Balance at July 31, 2004	27,924	279	(1,514)	15	452,156	(439,854)	11,082
Exercise of common stock options	35	1	—	—	88	—	89
Issuance of common stock related to Avasta arbitration settlement	522	5	—	—	1,325	—	1,330
Issuance of restricted stock	7	—	—	—	6	—	6
Forfeiture of restricted stock	(1)	—	—	—	—	—	—
Forfeiture of deferred stock-based compensation	—	—	122	—	(122)	—	—
Stock compensation and amortization of deferred stock-based compensation	—	—	759	—	5	—	764
Currency translation adjustment	—	—	—	141	—	—	141
Net loss	—	—	—	—	—	(16,084)	(16,084)

Balance at July 31, 2005	28,487	$285	$(633)	$156	$453,458	$(455,938)	$(2,672)

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(16,084)	$(21,354)	$(73,627)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	14,684	12,902	14,148
Amortization of beneficial conversion feature to interest expense	—	—	37,398
Interest on debt paid in stock	—	—	2,098
Impairment of long-lived assets	1,820	1,145	1,190
Impairment of goodwill and intangibles	—	—	1,831
(Gain) loss on disposal of assets	(17)	6	250
Avasta settlement in common stock	490	—	—
Gain on equipment lease settlement	(65)	—	—
Gain on sale of MBS practice	(2,499)	—	—
Costs associated with abandoned leases	1,226	5,058	6,127
Amortization of warrants	107	358	66
Non-cash stock compensation	769	473	—
Provision for bad debts	2,288	2,568	1,583
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	3,364	586	(1,371)
Due from CMGI and affiliates	—	—	(22)
Due to CMGI	—	—	(3,241)
Due from CBT	—	(101)	—
Unbilled accounts receivable	1,491	(360)	45
Prepaid expenses and other current assets, net	1,404	(79)	1,775
Long-term assets	369	498	675
Accounts payable	1,399	(814)	(2,614)
Customer deposits	(289)	(1)	192
Long-term liabilities	1,293	(844)	163
Accrued expenses and deferred revenue	(5,146)	(4,687)	(1,215)

Net cash provided by (used for) operating activities	6,604	(4,646)	(14,549)

Cash flows from investing activities:
Net cash acquired in acquisitions	—	6	3,981
Cash used to acquire Interliant assets	—	—	(5,830)
Purchase of property and equipment	(4,790)	(4,269)	(1,067)
Proceeds from the sale of equipment	434	95	475
Purchase of debt securities	—	—	(1,963)
Loan to related party	—	—	(1,596)
Proceeds from repayment of loan to related party	—	—	200
Proceeds from the sale of MBS practice	3,449	—	—

Net cash used for investing activities	(907)	(4,168)	(5,800)

Cash flows from financing activities:
Release of restricted cash	607	1,676	3,878
Proceeds from exercise of stock options	89	404	—
Proceeds from sale leaseback	—	120	—
Proceeds from notes payable	1,003	450	—
Repayment of notes payable	(1,614)	(2,055)	—
Repayment of notes payable to the AppliedTheory Estate	—	—	(6,100)
Borrowing under note to affiliate	—	—	5,850
Net borrowings under accounts receivable line	—	(6,874)	6,359
Net proceeds from modified accounts receivable line	—	20,400	—
Payments under note to affiliates	—	(30)	(2,600)
Payoff of Surebridge line of credit and term note	—	(3,865)	—
Payment on note payable to Waythere, Inc. (formerly Surebridge)	(800)	—	—
Payments on capital lease obligations	(1,361)	(2,079)	(5,018)

Net cash provided by (used for) financing activities	(2,076)	8,147	2,369

Net increase (decrease) in cash	3,621	(667)	(17,980)
Cash and cash equivalents, beginning of year	3,195	3,862	21,842

Cash and cash equivalents, end of year	$6,816	$3,195	$3,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,020	$1,898	$2,263

See accompanying notes to consolidated financial statements.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
      NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 900 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategy. NaviSite has 15 state-of-the-art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 12, 2002, ClearBlue Finance, Inc., a wholly-owned subsidiary of ClearBlue (ClearBlue Finance), (i) converted in full the $10.0 million note formerly held by CMGI and (ii) converted $10.0 million of the $55.0 million notes formerly held by HPFS. We issued 5,128,205 shares of our common stock to ClearBlue Finance upon the conversion and partial conversion, respectively, of the $10.0 million note formerly held by CMGI and $10.0 million of the $55.0 million notes formerly held by HPFS and issued 458,943 shares of our common stock for payments of interest due under the convertible notes. A new note (New Note) in the amount of $45.0 million was issued to ClearBlue Finance with respect to the portion of the outstanding principal and interest due under the note formerly held by HPFS that was not converted.
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
      On December 31, 2002, NaviSite, a majority owned subsidiary of ClearBlue and its affiliates, completed the acquisition of CBTM, a wholly-owned subsidiary of ClearBlue which, in June 2002, acquired certain assets from the bankrupt estate of AppliedTheory, Inc., in exchange for 567,978 shares of our common stock, representing 4.5% of our total then outstanding common stock, inclusive of the common stock issued as part of the acquisition. The market price of our stock at the time of the transaction was $2.25 per share. As ClearBlue had a controlling interest in both companies at the time of the combination, the transaction was accounted for as a combination of entities under common control (i.e., “as if pooling”) whereby the assets and liabilities of CBTM and NaviSite were combined at their historical amounts. Accordingly, our historical consolidated financial statements have been restated to include the financial results of CBTM beginning on September 11, 2002, the initial date on which ClearBlue acquired a controlling interest in both NaviSite and CBTM. CBTM’s balance sheet has been included in our Consolidated Balance Sheet at July 31, 2003, and CBTM’s results of operations and cash flows for the eleven-months ended July 31, 2003 have been included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2003. CBTM is operated as a wholly-owned subsidiary of NaviSite.
      On June 16, 2003, we repaid approximately $3.9 million of the $45.0 million outstanding under the New Note to ClearBlue Finance, Inc. by offsetting amounts due to us by ClearBlue. On June 17, 2003, we received written notice from ClearBlue Finance, Inc. stating its election to convert the remaining approximately $41.2 million of the New Note into 10,559,248 shares of common stock effective June 19, 2003. As of July 31, 2003 ClearBlue Technologies Equity, Inc., ClearBlue Finance, ClearBlue and ClearBlue Atlantic beneficially owned 19,284,994 shares of our common stock, representing approximately 78.6% of the outstanding shares of common stock on a fully converted basis. As a result of these changes in ownership since September 11, 2002 involving ClearBlue and its affiliates, the utilization of our federal and state tax net operating loss carryforwards will be severely limited pursuant to Internal Revenue Code Section 382.

Impact of Acquisitions
      During fiscal year 2004, we completed the acquisition of substantially all of the assets of Surebridge, Inc. (Surebridge) through our wholly-owned subsidiary, Lexington Acquisition Corp. (Lexington). This acquisition was accounted for using the purchase method of accounting. The results of operations and cash flows from Surebridge are included in our Consolidated Statements of Operations and Consolidated Statements of

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows for the twelve-month period ended July 31, 2004, from its acquisition date of June 10, 2004. See Note 8 for further discussion of this fiscal year 2004 acquisition.
      In addition to the acquisition of CBTM, as discussed above, during fiscal year 2003, we acquired Avasta, Inc., a California corporation (Avasta), Conxion Corporation, a California corporation (Conxion), and substantially all of the assets of Interliant, Inc. (Interliant Assets) through our wholly-owned subsidiary, Intrepid Acquisition Corp. (Intrepid). Each of these acquisitions was accounted for using the purchase method of accounting. The results of operations and cash flows from Avasta, Conxion, and Intrepid are included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the twelve-month period ended July 31, 2003 from their respective dates of acquisition, February 5, 2003, April 2, 2003, and May 16, 2003.
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

(b) Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly-owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/Oak Brook, Inc., and ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/Santa Clara, Inc., ClearBlue Technologies/San Francisco, Inc. and Lexington Acquisition Corp. after elimination of all significant intercompany balances and transactions.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets, the collectability of receivables, the deferred tax valuation allowance and other assumptions for sublease and lease abandonment reserves.

(d) Cash and Cash Equivalents and Restricted Cash
      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.2 million, including $0.1 million which is classified as short-term and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet, at July 31, 2005 and $1.8 million at July 31, 2004, which represent cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.

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

(f) Concentration of Credit Risk
      Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, accounts payable, and accrued expenses. As of July 31, 2005, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 8%, 12% and 21% of our total revenue for the fiscal year ended

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 31, 2005, 2004 and 2003, respectively. Accounts receivable included approximately $1.0 million, $1.5 million and $2.3 million due from this third-party customer at July 31, 2005, 2004 and 2003, respectively.

(g) Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income (loss), resulting from foreign currency translation adjustments, on the Consolidated Statements of Changes in Stockholders’ Equity (Deficit).

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
      Renewals and betterments, which materially extend the life of assets, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within “Other income (expense), net” in our Consolidated Statements of Operations.

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(k) Advertising Costs
      We recognize advertising costs as incurred. Advertising expense was approximately $0, $20,000 and $0 for the fiscal years ended July 31, 2005, 2004, and 2003, respectively, and is included in the accompanying Consolidated Statements of Operations as a component of selling and marketing expenses.

(l) Stock-Based Compensation Plans
      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB”), Accounting for Stock Issued to Employees, and Related Interpretations. We recorded stock compensation expense of approximately $769,000, $473,000 and $0 during the fiscal years ended July 31, 2005, 2004 and 2003, respectively (See Note 14). The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.

	2005	2004	2003

	(In thousands, except per share data)
Net loss, as reported	$(16,084)	$(21,354)	$(73,627)
Add: Stock-based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	769	473	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,651)	(5,702)	(8,062)

Net loss, as adjusted	$(20,966)	$(26,583)	$(81,689)

Net loss per common share:
Basic and diluted — as reported	$(0.57)	$(0.85)	$(6.32)

Basic and diluted — as adjusted	$(0.74)	$(1.06)	$(7.01)

      The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

NaviSite:
Risk-free interest rate	3.19%	2.68%	1.93%
Expected volatility	124.95%	137.34%	160.16%
Expected life (years)	2.12	2.08	3.07
Weighted average fair value of options granted during the period	$1.78	$4.58	$2.23

(m) Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Common Share
      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted average number of common and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock and notes or the treasury stock method for warrants and options, unless amounts are anti-dilutive.
      For fiscal years ended July 31, 2005, 2004 and 2003, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. There were 406,346, 970,748 and 2,741 of diluted shares related to employee stock options that were excluded as they have an anti-dilutive effect due to the loss for fiscal years 2005, 2004 and 2003, respectively.

(n) Segment Reporting
      We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.

(o) Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial condition, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123R will be effective for annual reporting periods beginning after June 15, 2005. During its first quarter of fiscal 2006, the Company adopted SFAS 123R effective August 1, 2005. We continue to evaluate the impact of SFAS 123R on our operating results and financial position. The pro forma information in Note 2 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123R and SAB 107, we currently expect to record compensation charges related to stock options in the range of approximately $4.0 million to $4.6 million in fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information provided. We will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

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

(r) Reclassifications
      Certain fiscal year 2004 balances have been reclassified to conform to the fiscal year 2005 financial statement presentation.
(3) Liquidity
      As of July 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million at July 31, 2005, as compared to a working capital deficit of $36.7 million, including cash and cash equivalents of $3.2 million, at July 31, 2004.
      The total net change in cash and cash equivalents for the fiscal year ended July 31, 2005 was an increase of $3.6 million. Our primary sources of cash during fiscal year 2005 were $6.6 million from operating activities, $3.5 million in proceeds from the MBS transaction, $0.4 in proceeds from the sale of equipment, a $0.6 million decrease in restricted cash, $0.1 million in proceeds associated with the exercise of stock options under the employee stock option plans, and $1.0 million in proceeds from notes payable. Net cash provided by operating activities of $6.6 million during the fiscal year ended July 31, 2005, resulted primarily from $3.9 million of net changes in operating assets and liabilities and non-cash charges of $18.8 million, partially offset by the funding of our $16.1 million net loss. The primary uses of cash during fiscal year 2005 included $4.8 million of cash used for purchases of property and equipment and $3.8 million in repayments on notes payable and capital lease obligations. At July 31, 2005, we had an accumulated deficit of $455.9 million, and have reported losses from operations since incorporation. At July 31, 2004, we had an accumulated deficit of $439.9 million.
      Our accounts receivable financing line with Silicon Valley Bank (SVB) allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On July 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively. At July 31, 2005, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements and other credit agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash on our balance sheet at July 31, 2005 and July 31, 2004.
      We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process within the next 120 days. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by the sale of assets to make payments on the notes payable to Waythere, Inc., depending on the total net proceeds received by us in the financing (see Note 11(e)).
      Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with Silicon Valley Bank among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
(4) Impairment of Long-Lived Assets
      The Company recorded approximately $0.8 million of impairment charges during fiscal year 2005, for property and equipment, consisting primarily of unamortized leasehold improvements, related to our facilities in Lexington, MA; Santa Clara, CA and Vienna VA, which we have abandoned. In addition, the Company recorded an impairment charge during the fourth quarter of fiscal year 2005 in the amount of $1.1 million related to its investment in debt securities as discussed in Note 9. The impairment charges are included in “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations (see Note 12).
      During fiscal year 2004, the Company recorded a $1.1 million charge including a $0.6 million impairment charge for furniture and fixtures related to abandoned leases in Houston, TX; Syracuse, NY and San Jose,

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CA, a $0.2 million charge for capital improvements to our impaired space at 400 Minuteman Road in Andover, MA and a $0.3 million charge related to the impairment of leasehold improvements in our facility at 55 Francisco Street, San Francisco, CA.
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
      During the fourth quarter of 2003, we evaluated the net realizable value of our intangible assets and determined, due to changes in certain real estate markets where we operate, that the net fair market value of our market advantaged leases was less than the carrying value. As a result, we recorded a charge of approximately $1.8 million related to the impairment of the market advantage leases, which were intangible assets of CBT.
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
(5) Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment at July 31, 2005 and 2004 are summarized as follows:

	July 31,

	2005	2004

	(In thousands)
Office furniture and equipment	$3,159	$3,625
Computer equipment	38,690	35,117
Software licenses	10,658	10,405
Leasehold improvements	9,369	10,245

	61,876	59,392
Less: Accumulated depreciation and amortization	(46,677)	(38,598)

Property and equipment, net	$15,199	$20,794

      The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, the shorter of 3 years or the life of the license; and leasehold improvements, life of the lease.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cost and related accumulated amortization of property and equipment held under capital leases (classified as computer equipment above) are as follows:

	July 31,

	2005	2004

	(In thousands)
Cost	$6,637	$6,797
Accumulated depreciation and amortization	(6,097)	(4,644)

	$540	$2,153

(6) Intangible Assets
      Intangible assets consist of customer lists resulting from our acquisitions of Avasta, Interliant and Surebridge and the “as if poolings” of CBTM and CBT. The gross carrying amount and accumulated amortization as of July 31, 2005 and 2004 for customer lists related to prior acquisitions are as follows:

	July 31,	July 31,
	2005	2004

	(In thousands)
Gross carrying amount	$29,791	$31,026
Less: Accumulated amortization	(13,228)	(7,875)

Customer lists, net	$16,563	$23,151

      During the fourth quarter of fiscal year 2005, the Company wrote off approximately $1.2 million of gross carrying value and $0.3 million of related accumulated amortization, in conjunction with the MBS transaction.
      Intangible asset amortization expense for the years ended July 31, 2005, 2004 and 2003 aggregated $5.6 million, $3.8 million and $2.8 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,

(In thousands)

2006	$4,876
2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Goodwill
      The following table presents details of the Company’s carrying amount of goodwill for the fiscal years ended July 31:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

	(In thousands)
Goodwill as of August 1,	$45,920	$3,206	$—
Goodwill — common control merger with CBTM	—	—	3,206
Goodwill acquired	—	42,714	—
Adjustments to preliminary purchase price allocation	(2,761)	—	—

Goodwill as of July 31,	$43,159	$45,920	$3,206

      The changes in estimates used for fair value adjustments to assets acquired and liabilities assumed during the year ended July 31, 2005 resulted primarily from $3.1 million in working capital adjustments associated with the June 2004 Surebridge asset purchase agreement (see Notes 8 and 11(e)), offset by $0.3 million of changes in estimates of the fair value of certain Surebridge assets and liabilities recorded during the initial purchase price allocation, which was finalized in fiscal 2005.
(8) Acquisition
      Surebridge. On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies (now known as Waythere, Inc.), in exchange for two promissory notes (see Note 11) in the aggregate principal amount of approximately $39.3 million, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. Upon final resolution of the net worth calculation, which resulted in a reduction of approximately $3.1 million in the outstanding principal balance of the outstanding notes payable (See Note 11(e)) and a corresponding reduction in goodwill (See Note 7), we completed the final purchase accounting for this acquisition during the fourth quarter of 2005. We have included the financial results of Surebridge in our consolidated financial statement beginning June 10, 2004, the date of acquisition.
      The following unaudited pro forma results for the year ended July 31, 2004 gives effect to our 2004 acquisition of Surebridge as if it had taken place at the beginning of fiscal year 2004. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the fiscal period indicated and is not necessarily indicative of results that may be obtained in the future.

Year Ended July 31, 2004

(In thousands, except per
share amounts)

Pro Forma (Unaudited)

Revenue	$129,764
Net loss	$(27,481)
Net loss per common share	$(0.99)

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $624,000 of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring in the fourth quarter of fiscal year 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million. The final amount and timing of any distributions we will receive on our Interliant Notes has not been determined. It may be greater or less than the remaining $0.2 million carrying value which is included in “Other assets” on our Consolidated Balance Sheets.
(10) Accrued Expenses
      Accrued expenses consist of the following:

	July 31,

	2005	2004

	(In thousands)
Accrued payroll, benefits and commissions	$3,846	$6,580
Accrued legal	1,361	3,098
Accrued accounts payable	2,896	2,727
Accrued contract termination fees	429	984
Accrued sales/use, property and miscellaneous taxes	1,075	932
Accrued other	3,258	3,910

	$12,865	$18,231

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11) Debt
      Debt consists of the following:

	July 31,	July 31,
	2005	2004

	(In thousands)
Accounts receivable financing line, net	$20,347	$20,240
Note payable to Atlantic Investors	3,000	3,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	1,157	1,908
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	35,361	39,267
Other notes payable	397	—

Total	66,262	70,415
Less current portion	65,853	24,791

Long-term debt	$409	$45,624

(a) Silicon Valley Bank Financing Arrangements
      Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On July 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 and July 31, 2004 is reported net of the remaining value ascribed to the related warrants of $0.1 million and $0.2 million, respectively.

(b) Note Payable to Atlantic Investors, LLC
      On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance under the Atlantic Loan. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a party related to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by us does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At July 31, 2005, we

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank. At July 31, 2005, we had approximately $0.6 million in accrued interest related to this note.
      On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. Since January 16, 2004, the parties have agreed on several occasions to extend the maturity date of the Atlantic Loan, most recently on July 26, 2005, when the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, July 26, 2005, to become due on the earlier of (i) February 1, 2006 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after first satisfying the mandatory prepayment obligation under those certain Notes due to Waythere, Inc. (formerly known as Surebridge, Inc.).

(c) Note Payable to the AppliedTheory Estate
      As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At July 31, 2005, we had approximately $0.6 million in accrued interest related to this note.

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

(e) Notes Payable to Waythere, Inc. (formerly Surbridge)
      On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Upon final resolution of the net worth calculation, we entered into an agreement, on October 19, 2005, with Waythere, Inc. reducing the outstanding principal balance on the outstanding notes by approximately $3.1 million. (See Notes 7 and 8) Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note is callable at anytime for a period of one year from June 10, 2004, the date of

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
closing. During the first quarter of fiscal year 2005, the noteholder requested payment of $0.8 million and we paid this amount during the second quarter of fiscal year 2005.
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
      Pursuant to the terms of the acquisition agreement, the Company finalized the net worth calculation during the fourth quarter of fiscal year 2005, which resulted in a reduction of approximately $3.1 million to the outstanding principal balance of the notes.
      On July 29, 2005, the Company entered into a Consent and Waiver Agreement with Waythere, Inc., whereby the parties agreed that the Company would pay $750,000 of the proceeds from the MBS transaction to Waythere, Inc., reducing the principal amounts outstanding under the notes. On August 1, 2005, the Company paid $750,000 pursuant to the terms of the Consent and Waiver Agreement in connection with the MBS transaction.
      Finally, the outstanding principal of and accrued interest on the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder at any time following:

•	the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	the second anniversary of the closing; and

•	an event of default thereunder.
(12) Commitments and Contingencies

(a) Leases
      Abandoned Leased Facilities. During fiscal year 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under the terms of a sublease over the remainder of the initial lease term, which is January 2012. During fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (see Note 11).

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Near the end of our fiscal year 2002, we abandoned our sales office space in La Jolla, CA. At that time we were able to sublet the space to a third party. During the second quarter of fiscal year 2003, the sublease tenant stopped making payments under the sublease and has abandoned the space. During fiscal year 2005, we settled all remaining liability with the landlord.
      During the third quarter of fiscal year 2003, in conjunction with the Conxion acquisition, we impaired data center and office leases in Chicago, IL and Amsterdam, The Netherlands as these leases provided no economic benefit to the combined company. During fiscal year 2005, we settled all remaining liability with the landlord of our Amsterdam facility.
      During the first quarter of fiscal year 2004, we abandoned administrative office space at 55 Francisco St., San Francisco, CA and data center space and office space located at Westwood Center, Vienna, VA. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in January 2006 for San Francisco, CA and expired in July 2005 for Vienna, VA.
      During the fourth quarter of fiscal year 2004, we abandoned administrative office spaces in Houston, TX, San Jose, CA and Syracuse, NY. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces during the fourth quarter of fiscal year 2004 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in the fourth quarter of fiscal year 2004 of approximately $2.7 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the spaces are expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expire in October 2008 for Houston, TX, November 2006 for San Jose, CA and December 2007 for Syracuse, NY.
      During the fourth quarter of fiscal year 2004, we recorded a $284,000 net impairment charge to cost of revenue triggered by a change in the expected recovery from a sublease arrangement at the abandoned lease in Vienna, VA. The lease on this facility expired in July 2005.
      Also during the fourth quarter of fiscal year 2004, in conjunction with the Surebridge acquisition, we impaired administrative space in office leases in Bedford, NH and two leases in Atlanta, GA as these spaces provided no economic benefit to the combined company.
      During the first quarter of fiscal year 2005, we abandoned our administrative space at 10 Maguire Road, in Lexington, MA. While we remain obligated under the terms of this lease for the rent and other costs associated with this lease, we made the decision to cease using this space during the first quarter of fiscal year 2005 and have no foreseeable plans to occupy it in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our current earnings in the first quarter of fiscal year 2005 of approximately $0.7 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied. The lease expires in April 2006.
      The Company recorded $1.2 million of net lease impairment charges during fiscal year 2005, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road, in Lexington, MA, adjustments relating to lease modifications for our Syracuse and Vienna facilities and revisions in assumptions

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with other impaired facilities, offset by a $0.6 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in La Jolla, CA.
      All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations.
      Details of activity in the lease exit accrual for the year ended July 31, 2005 were as follows:

			Purchase	Payments, less
	Balance at		Accounting and	Accretion of	Balance at
Lease Abandonment Costs for:	July 31, 2004	Expenses	Other Adjustments	Interest	July 31, 2005

Andover, MA	$1,040	$—	$—	$(244)	$796
La Jolla, CA	1,136	(519)	—	(617)	—
Chicago, IL	922	41	—	(97)	866
Amsterdam, The Netherlands	120	—	12	(132)	—
Vienna, VA	548	(35)	—	(513)	—
San Francisco, CA	248	—	—	(248)	—
Houston, TX	905	239	—	(445)	699
Syracuse, NY	357	259	—	(362)	254
Syracuse, NY	112	42	—	(117)	37
San Jose, CA	1,019	267	—	(704)	582
Atlanta, GA	230	—	88	(194)	124
Atlanta, GA	275	—	—	(209)	66
Bedford, NH	139	—	19	(158)	—
Lexington, MA	—	932	—	(562)	370

	$7,051	$1,226	$119	$(4,602)	$3,794

      Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2005:

		Less than						After
Description	Total	1 Year		Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/ Long-term debt	$66,315	$65,906	(a)	$409	$—	$—	$—	$—
Interest on debt(b)	9,051	9,040		11	—	—	—	—
Capital leases	2,632	1,469		1,162	1	—	—	—
Operating leases	615	315		289	11	—	—	—
Bandwidth commitments	4,899	2,947		1,501	451	—	—	—
Maintenance for hardware/software	298	166		126	6	—	—	—
Property leases(c)(d)	47,673	10,938		8,865	7,799	5,636	3,166	11,269

	$131,483	$90,781		$12,363	$8,268	$5,636	$3,166	$11,269

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of July 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
      Total rent expense for property leases was $10.2 million, $10.5 million and $11.6 million for fiscal years ended July 31, 2005, 2004 and 2003, respectively.
      With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2005, restricted cash of approximately $1.0 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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
      On or about June 21, 2001, David Federico filed in the United States District Court for the Southern District of New York a lawsuit against us, Mr. Rosen, Mr. Hale, Robertson Stephens and other underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc. The suit generally alleges that the defendants violated the anti-trust laws and the federal securities laws by conspiring and agreeing to increase the compensation received by the underwriter defendants by requiring those who received allocation of initial public offering stock to agree to purchase shares of manipulated securities in the after-market of the initial public offering at escalating price levels designed to inflate the price of the manipulated stock, thus artificially creating an appearance of demand and high prices for that stock, and initial public offering stock in general, leading to further stock offerings. The suit also alleges that the defendants arranged for the underwriter defendants to receive undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated initial

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
public offering of securities and increased the underwriter defendants’ individual and collective underwritings, compensation, and revenue. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the initial public offering without disclosing to investors that the underwriter defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001.
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
      On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order In Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the Plaintiffs in the IPO Securities Litigation. In connection with the Preliminary Approval Order, the Court scheduled a Fed. R. Civ. P. 23 fairness hearing for April 24, 2006 in order to consider whether to enter final approval of the settlement.

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any requests for exclusion or objections to the settlement are to be filed by March 24, 2006. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover more than the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
      We believe that the allegations against us are without merit and, if the settlement is not finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     Engage Bankruptcy Trustee Claim
      On September 9, 2004, Don Hoy, Craig R. Jalbert and David St. Pierre, as trustees of and on behalf of the Engage, Inc. creditor trust (the “Engage Creditor Trustees”), filed suit against us in the United States Bankruptcy Court in the District of Massachusetts. The suit generally relates to a termination agreement, dated March 7, 2002, we entered into with Engage, Inc. (a company then affiliated with CMGI, Inc.), which terminated a services agreement between us and Engage and required Engage to pay us $3.6 million. Engage made three payments to us under the termination agreement in the aggregate amount of $3.4 million. On June 19, 2003, Engage and five of its wholly owned subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The suit generally alleges that Engage was insolvent at the time that we entered into the termination agreement with Engage and at the time Engage made the payments to us. Specifically, the suit alleges that (i) the plaintiffs are entitled to avoid and recover $1.0 million paid by Engage to us in the year prior to June 19, 2003 as a preferential transfer, (ii) the plaintiffs are entitled to avoid and recover $3.4 million (which amount includes the $1.0 million payment made prior to June 13, 2003) paid by Engage to us as a fraudulent transfer, and (iii) our acts and omissions relating to the termination agreement and the payments made by Engage to us constitute unfair and deceptive acts or practices in willful and knowing violation of Mass. Gen. Laws ch. 93A. In addition to the foregoing amounts, the plaintiffs are also seeking treble damages, attorneys’ fees and costs under Mass. Gen. Laws ch. 93A.
      On September 27, 2005, we entered into a Settlement Agreement (the “Settlement Agreement”), dated September 26, 2005, by and among us, the Engage Creditor Trustees, Mr. Jalbert as the Liquidating Supervisor (the “Liquidating Supervisor”) and Foley Hoag LLP, as the escrow agent. Subject to the entry of a final order approving the Settlement Agreement, we are required to make an aggregate payment of $375,000 (the “Settlement Payment”) to the Engage Creditor Trustees pursuant to the terms of the Settlement Agreement in two installments. If we fail to make any portion of the Settlement Payment when due, then we shall automatically become liable to the Engage Creditor Trustees in the amount of $1,000,000. In addition, if we become the subject of any form of state or federal insolvency proceeding on or before the 94th day after receipt by the Engage Creditor Trustees of the entire Settlement Payment, then the Engage Creditor Trustees shall be entitled to file and enforce an Agreement for Judgment pursuant to which we will become liable to the Engage Creditor Trustees for $1,000,000.
      At such time as the Settlement Agreement becomes a final order, if 94 days have passed since receipt by the Engage Creditor Trustees of the entire Settlement Payment, and if we have not become the subject of any form of state or federal insolvency proceeding, then we, on the one hand, and the Engage Creditor Trustees and the Liquidating Supervisor (on behalf of Engage and its subsidiaries), on the other hand, shall be deemed

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to have released each other from all claims that the parties may have against each other relating to any events from the beginning of the world to the date of the Settlement Agreement including relating to the Engage Litigation.
     Wrongful Termination Claim
      This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County Case No. 104CV031471 against NaviSite, Inc. and one of its former employees. Plaintiffs are two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. NaviSite’s management and the co-named former employee deny all claims and have vigorously defended the lawsuit. On October 28, 2005, NaviSite reached a tentative settlement agreement with both of the plaintiffs. The settlement agreement, which we expect to be finalized in early November, will require us to make payments to the plaintiffs of an aggregate of $500,000. As of July 31, 2005, we have accrued $500,000 for this tentative settlement which is included in “Accrued expenses” on our Consolidated Balance Sheet.
(13) Income Taxes
      Total income tax expense (benefit) for the years ending July 31, 2005, 2004 and 2003, consisted of the following:

	July 31, 2005			July 31, 2004			July 31, 2003

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(In thousands)
Federal	$—	$1,109	$1,109	$—	$—	$—	$(513)	$513	$—
Foreign	—	—	—	1	—	1	—	—	—
State	—	229	229	—	—	—	153	—	153

		$$1,338	$1,338	$1	$—	$1	$(360)	$513	$153

      The actual tax expense for the periods ending July 31, 2005, 2004 and 2003, differs from the expected tax expense for the three periods as follows:

	July 31, 2005	July 31, 2004	July 31, 2003

	(In thousands)
Computed “expected” tax expense (benefit)	$(5,014)	$(7,260)	$(24,981)
State taxes, net of federal income tax benefit	151	—	101
Losses not benefited	6,201	7,261	25,033

Total	$1,338	$1	$153

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31, 2005	July 31, 2004

	(In thousands)
Deferred tax assets:
Accruals and reserves	$6,526	$6,422
Loss carryforwards	39,919	30,943
Depreciation and amortization	25,395	25,579

Total deferred tax assets	71,840	62,944
Less: Valuation allowance	(71,840)	(62,944)

Deferred tax liabilities:
Amortization of tax goodwill	(1,338)	—

Net deferred assets/(liabilities)	$(1,338)	$—

      The valuation allowance increased by $8.9 million and $4.6 million for the years ended July 31, 2005 and 2004, respectively. Reported tax benefits related to approximately $0.4 million of the valuation allowance at July 31, 2005 will be recorded as an increase to paid-in capital, if realized, as it related to tax benefits from stock-based compensation.
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
      The Company has net operating loss carryforwards for federal and state tax purposes of approximately $98.4 million after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation. The federal net operating loss carryforwards will expire from fiscal year 2011 to fiscal year 2025 and the state net operating net operating loss carryforwards will expire from fiscal year 2008 to fiscal year 2025. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the Internal Revenue Code. The company also has foreign net operating loss carryforwards of $5.4 million that may be carried forward indefinitely.
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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deficit of $1.3 million, which represents the number of common shares issued at the then current market value of $2.25 per share.
      On February 5, 2003, we issued 231,039 shares of our common stock at a per share value of $1.60 in connection with the acquisition of Avasta (see Note 2). In September 2003, we issued 179,353 shares of our common stock at a per share value of $4.14 (representing the market value of our common stock the day preceding the issuance of the additional shares) for the attainment of certain revenue targets in conjunction with the Avasta acquisition.
      On August 8, 2003, we issued 1,100,000 shares of our common stock to CBT at a per share value of $2.55 in connection with the acquisition of certain assets of CBT (see Note 2). The issuance of these shares has been accounted for as a dividend distribution because Atlantic Investors, LLC and its affiliates are considered to have controlling interest in both CBT and NaviSite. As a result, we reported a reduction of retained earnings of $2.8 million, which represents the number of common shares issued at the then current market value of $2.55 per share.
      During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held on December 9, 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2 million of deferred compensation expense, which will be amortized into compensation expense over the vesting period of the stock options. During the years ended July 31, 2004 and July 31, 2005, the Company reported compensation expense of approximately $473,000 and $759,000 respectively for these options. During the year ended July 31, 2005, $122,000 of deferred compensation was written off against APIC due to the termination of a member of the management team. The remaining unamortized compensation charge of $633,000 is recorded as deferred compensation, which is a component of stockholders’ equity.
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
      On June 10, 2004, we issued 3,000,000 shares of our common stock at a per share value of $4.55, in connection with the acquisition of certain assets and liabilities of Surebridge.
      On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. relating to the issuance of additional shares of common stock pursuant to the earnout calculations pursuant to the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Avasta Acquisition Corp., Avasta and NaviSite. On February 4, 2005, we entered into a settlement agreement in connection with the Avasta earnout calculation. Pursuant to the terms of the settlement, we agreed to issue an aggregate of 521,880 shares of common stock to the former Avasta shareholders and to the attorneys representing the former Avasta shareholders. The company has recorded the value of the 521,880 shares as equity on its Condensed Consolidated Balance Sheet. Accordingly, with respect to the 521,880 shares, the Company recorded a $1.4 million charge during the fourth quarter of fiscal year 2004 and recorded a $0.1 million credit during the second quarter of fiscal year 2005, when the final settlement was reached.
      On February 11, 2005, we issued 6,750 shares of restricted stock to be held in escrow to former company employees in connection with the sale of the Clearblue Technologies Las Vegas datacenter to MarquisNet, LLC. The shares will vest in full on February 11, 2006. In the event that the participant ceases to be employed by MarquisNet, LLC, or its successors for any reason, with or without cause, prior to February 11, 2006 all of the unvested shares shall be forfeited. On July 1, 2005 a participant ceased employment with Marquisnet, LLC and forfeited 500 shares of common stock. At July 31, 2005 there were 6,250 shares of restricted stock outstanding in escrow. During the year ended July 31, 2005 the company recorded $5,593 in compensation expense associated with the issuance of restricted stock.
(15) Stock Option Plans
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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects stock option activity under the Plan for the years ended July 31, 2005, 2004 and 2003, respectively:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,708	$128.44	4,872	$128.44	16,266	$128.44
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	(1,146)	128.44	(1,164)	128.44	(11,394)	128.44

Options outstanding, end of year	2,562	128.44	3,708	128.44	4,872	128.44

Options exercisable, end of year	2,562	128.44	3,708	128.44	4,872	128.44

Options available for grant, end of year	—				61,794

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

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2005, 2004 and 2003, respectively:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average		Average
	of	Exercise	of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	232,053	$52.59	265,969	$66.14	452,801	$149.40
Granted	—	—	40,000	$3.53	128,164	2.57
Exercised	—	—	(11,006)	$2.44	(1,905)	1.18
Cancelled	(30,895)	$357.49	(62,910)	$87.61	(313,091)	160.79

Options outstanding, end of year	201,158	$5.76	232,053	$52.59	265,969	66.14

Options exercisable, end of year	200,720	$5.76	224,005	$54.02	175,555	84.18

Options available for grant, end of year	—		—		571,661

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 2.55	121,141	7.89	$2.55	120,765	$2.55
2.56 - 3.53	40,066	8.16	$3.53	40,046	$3.53
3.54 - 3.90	26,464	1.64	$3.90	26,464	$3.90
3.91 - 15.47	4,996	.69	$14.80	4,954	$14.88
15.48 - 73.13	7,693	.61	$32.57	7,693	$32.57
73.14 - 221.25	432	.23	$143.14	432	$143.14
221.26 and up	366	.12	$597.57	366	$597.57

	201,158			200,720

(d) NaviSite 2003 Stock Incentive Plan
      On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was approved by the NaviSite Stockholders on December 9, 2003. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors or NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). The Board of Directors authorized 2,600,000 shares of Common Stock for issuance under the 2003 Plan. On November 11, 2003, the 2003 Plan was amended to increase the number of available shares from 2,600,000 to 3,800,000. On May 6, 2004, the Board of Directors authorized an additional 3,000,000 shares of Common Stock for issuance under the 2003 Plan, subject to stockholder approval which was deemed effective on February 20, 2005. On July 31, 2005 there were 6,800,000 shares authorized under the 2003 Plan.
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
      As of July 31, 2005, stock options to purchase 5,880,270 shares of common stock at an average exercise price of $3.06 per share were outstanding under the 2003 Plan. The options are exercisable as to 25% of the original number of shares on the six month anniversary of the optionholder and thereafter in equal amounts monthly over the three year period commencing on the six month anniversary of the optionholder. Options granted under the 2003 Plan have a maximum term of ten years.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,492,287	$3.85	2,189,000	$2.55	—	$—
Granted	4,898,275	$2.70	1,967,375	$4.92	2,272,000	$2.55
Exercised	(34,831)	$2.55	(148,079)	$2.55	—	$—
Cancelled	(2,475,461)	$3.47	(516,009)	$2.75	(83,000)	$2.55

Options outstanding, end of year	5,880,270	$3.06	3,492,287	$3.85	2,189,000	$2.55

Options exercisable, end of year	2,379,088	$3.68	1,340,969	$3.58	—	$—

Options available for grant, end of year	736,820		159,634		411,000

      The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2005, 2004 and 2003, respectively:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 1.50	95,050	9.63	$1.34	11,153	$1.43
1.51 - 1.58	1,434,961	9.67	$1.58	132,663	$1.58
1.59 - 1.79	379,541	9.86	$1.72	6,904	$1.64
1.80 - 2.51	485,686	9.43	$2.20	127,922	$2.34
2.52 - 2.55	1,342,272	8.08	$2.55	922,139	$2.55
2.56 - 3.95	205,166	8.81	$3.05	102,807	$3.19
3.96 - 4.39	621,846	8.86	$4.39	303,959	$4.39
4.40 - 5.39	375,623	8.72	$5.10	183,926	$5.08
5.40 - 5.68	802,000	8.50	$5.41	500,916	$5.41
5.69 - and up	138,125	8.46	$6.24	86,699	$6.47

	5,880,270			2,379,088

NAVISITE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other Stock Option Grants
      At July 31, 2005, we had 2,665 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years.
(16) Related Party Transactions

ClearBlue Technologies (UK) Limited Outsourcing Agreement
      Beginning April 1, 2004, we entered into an Outsourcing Agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. During the fiscal years ended July 31, 2005 and 2004, the Company charged ClearBlue approximately $132,000 and $46,000, respectively, under this agreement, which has been included in “Revenue, related parties” in the Consolidated Statements of Operations. As of July 31, 2005 and 2004, there are no amounts outstanding under this agreement.
(15) Selected Quarterly Financial Data (Unaudited)
      Financial information for interim periods was as follows:

	Fiscal Year Ended July 31, 2005

	Q1	Q2	Q3	Q4

	(In thousands)
Revenue	$28,894	$28,381	$26,796	$25,792
Gross profit	6,074	7,713	7,534	7,932
Net loss	(6,576)	(4,632)	(3,033)	(1,843)
Net loss per common share(a)	$(0.24)	$(0.17)	$(0.11)	$(0.06)

	Fiscal Year Ended July 31, 2004

	Q1	Q2	Q3	Q4

	(In thousands)
Revenue	$23,473	$22,329	$20,185	$25,185
Gross profit	4,916	5,571	5,968	5,421
Net loss	(3,353)	(3,439)	(3,026)	(11,536)
Net loss per common share(a)	$(0.14)	$(0.14)	$(0.12)	$(0.43)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:
      Under date of October 28, 2005, we reported on the consolidated balance sheets of NaviSite, Inc. as of July 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended July 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
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
/s/ KPMG LLP
Boston, Massachusetts
October 28, 2005

NAVISITE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2005, 2004, and 2003

		Additions
	Balance at	Charged		Deductions	Balance at
	Beginning	to		from	End of
	of Year	Expense	Other(1)	Reserve	Year

	(In thousands)
Year ended July 31, 2003:
Allowance for doubtful accounts	$617	$1,778	$3,119	$(3,484)	$2,030
Year ended July 31, 2004:
Allowance for doubtful accounts	$2,030	$2,568	$—	$(2,100)	$2,498
Year ended July 31, 2005:
Allowance for doubtful accounts	$2,498	$2,288	$—	$(1,899)	$2,887

(1)	Represents allowance for doubtful accounts of CBTM (acquired in fiscal year 2003) and CBT (acquired in fiscal year 2004) which were accounted for in a manner similar to a pooling-of-interest due to common control ownership.