Form 10-Q
period 2005-10-31
NAVISITE INC
filed 2005-12-14
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-27597
NaviSite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

400 Minuteman Road
Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)
(978) 682-8300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of December 9, 2005, there were 28,487,260 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	October 31,	July 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,830	$6,816
Accounts receivable, less allowance for doubtful accounts of $2,816 and $2,887 at October 31, 2005 and July 31, 2005, respectively	11,164	10,688
Unbilled accounts receivable	533	363
Due from related party	92	101
Prepaid expenses and other current assets	2,618	2,806

Total current assets	16,237	20,774
Property and equipment, net	15,624	15,199
Customer lists, less accumulated amortization of $14,465 and $13,228 at October 31, 2005 and July 31, 2005, respectively	15,326	16,563
Goodwill	43,159	43,159
Other assets	4,395	4,383
Restricted cash	1,099	1,099

Total assets	$95,840	$101,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$20,373	$20,347
Notes payable, current portion	1,356	1,145
Notes payable to the AppliedTheory Estate	6,000	6,000
Note payable to related party	3,000	3,000
Convertible notes payable to Waythere (formerly Surebridge)	34,611	35,361
Capital lease obligations, current portion	1,881	1,259
Accounts payable	7,089	8,122
Accrued expenses and other current liabilities	18,832	20,794
Deferred revenue, deferred other income and customer deposits	2,495	2,306

Total current liabilities	95,637	98,334
Capital lease obligations, less current portion	1,059	1,105
Accrued lease abandonment costs, less current portion	1,115	1,359
Deferred tax liability	1,631	1,338
Other long-term liabilities	1,292	1,304
Note payable, less current portion	158	409

Total liabilities	100,892	103,849

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at October 31, 2005 and July 31, 2005	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,487 at October 31, 2005 and 28,487 at July 31, 2005	285	285
Deferred compensation	—	(633)
Accumulated other comprehensive income	159	156
Additional paid-in capital	453,912	453,458
Accumulated deficit	(459,408)	(455,938)

Total stockholders’ equity (deficit)	(5,052)	(2,672)

Total liabilities and stockholders’ equity (deficit)	$95,840	$101,177

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	October 31,	October 31,
	2005	2004
Revenue	$25,410	$28,861
Revenue, related parties	30	33

Total revenue	25,440	28,894

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $250 for Q1 FY’06; $0 for Q1 FY’05)	17,677	22,820

Gross profit	7,763	6,074

Operating expenses:

Selling and marketing (includes stock-based compensation expense under SFAS 123R of $79 for Q1 FY’06; $0 for Q1 FY’05)	3,249	3,173
General and administrative (includes stock-based compensation expense under SFAS 123R of $758 for Q1 FY’06; $0 for Q1 FY’05)	5,885	6,635
Impairment, restructuring and other	—	1,032

Total operating expenses	9,134	10,840

Loss from operations	(1,371)	(4,766)
Other income (expense):
Interest income	28	13
Interest expense	(1,977)	(1,898)
Other income, net	143	75

Loss before income tax expense	(3,177)	(6,576)
Income tax expense	293	—

Net loss	$(3,470)	$(6,576)

Basic and diluted net loss per common share	$(0.12)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	28,481	27,927

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,470)	$(6,576)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,078	3,764
Impairment of long-lived assets related to abandoned leases	—	330
Gain on disposal of assets	—	(13)
Costs associated with abandoned leases	—	702
Amortization of warrants	26	27
Non-cash stock compensation	1,087	184
Provision for bad debts	291	646
Deferred income tax expense	293	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(767)	(298)
Unbilled accounts receivable	(170)	444
Due from related party	9	2
Prepaid expenses and other current assets	(384)	48
Long-term assets	(12)	127
Accounts payable	(1,034)	2,309
Long-term liabilities	(12)	1,401
Accrued expenses, deferred revenue, deferred other income, lease abandonment and customer deposits	(1,441)	(3,841)

Net cash used for operating activities	(2,506)	(744)

Cash flows from investing activities:

Purchase of property and equipment	(1,207)	(1,439)
Proceeds from the sale of equipment	—	20

Net cash used for investing activities	(1,207)	(1,419)

Cash flows from financing activities:
Restricted cash	—	110
Proceeds from exercise of stock options	—	11
Proceeds from notes payable	342	405
Repayment of notes payable	(1,132)	(237)
Net borrowings under accounts receivable line	—	—
Payments under note to affiliates	—	—
Payments on capital lease obligations	(483)	(297)

Net cash used for financing activities	(1,273)	(8)

Net decrease in cash	(4,986)	(2,171)
Cash and cash equivalents, beginning of period	6,816	3,195

Cash and cash equivalents, end of period	$1,830	$1,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,325	$618

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 900 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategy. NaviSite has 15 state-of-the art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2006.
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
     (b) Revenue Recognition
     Revenue consists of monthly fees for Web site and Internet application management, hosting, colocation and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
     (c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.2 million, including $0.1 million which is classified as short-term and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of October 31, 2005 and July 31, 2005, which primarily represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
     (f) Financial Instruments and Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, notes payable, accounts payable, and accrued expenses. As of October 31, 2005, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 10% and 8% of our total revenue for the three months ended October 31, 2005 and 2004, respectively. Accounts receivable included approximately $1.7 million due from this third-party customer at October 31, 2005.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     (i) Stock Based Compensation
     In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the Consolidated Statement of Operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interpretations between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of financial statements in analyzing the information provided.
     Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. The Company generally grants options under its equity plan that vest as to 25% of the original number of shares on the six month anniversary of the option holder and thereafter in equal monthly amounts over the three year period commencing on the six month anniversary of the option holder.
     Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued with exercise prices set below market prices on the date of grant. During the quarter ended October 31, 2004, we recognized compensation expense of approximately $184,000 for stock options in our Consolidated Statement of Operations. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

\

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended
October 31, 2004
(in thousands, except
per share data)
Net loss, as reported	$(6,576)
Add: Stock based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	184
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,236)

Net loss, as adjusted	$(7,628)

Net loss per common share:
Basic and diluted — as reported	$(0.24)

Basic and diluted — as adjusted	$(0.27)
     Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005, in our Consolidated Statement of Operations for the first quarter of fiscal year 2006. During the quarter ended, October 31, 2005, we recognized $250,000 in cost of sales compensation expense, $79,000 in sales and marketing compensation expense and $758,000 in general and administrative compensation expense for stock options. Our deferred stock based compensation balance of $633,000 on July 31, 2005, which was accounted for under APB 25, was reclassified into additional paid in capital.
     The total remaining unrecognized compensation cost related to nonvested awards is $6.0 million. The weighted average period over which the cost is expected to be recognized is 2.00 years.
     Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures when they are expected to differ. For the quarter ended October 31, 2005, we estimated that 15% of options granted will be forfeited before the first vesting tranche.
     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price.

	Three Months Ended
	October 31,
	2005	2004
Risk-free interest rate	4.17%	2.56%
Expected volatility	108.60%	125.48%
Expected life (years)	2.18	2.09
Weighted average fair value of options granted	$0.88	$1.69
     The following table reflects stock option activity under the Company’s equity plans for the quarter ending October 31, 2005.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(years)	Value

Options outstanding, beginning of quarter	6,086,655	$3.26	—	—
Granted	648,000	$1.47	—	—
Exercised	—	—	—	—
Forfeited or Expired	(474,765)	$3.78	—	—
Options Outstanding, end of quarter	6,259,890	$3.04	8.74	$5,230
Options Exercisable, end of quarter	2,698,341	$3.86	8.18	$56

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     For the three months ended October 31, 2005 and 2004, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three months ended October 31, 2005, there were 6,250 of dilutive shares related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during this period. There were no dilutive shares excluded for the three months ended October 31, 2004.
     (k) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.
     (l) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (“Accumulated other comprehensive income”).
     (m) Reclassifications
     Certain fiscal quarter 2005 balances have been reclassified to conform to the fiscal quarter 2006 financial statement presentation.
     (n) Recent Accounting Pronouncements
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
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(3) Liquidity
     As of October 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $79.4 million, including cash and cash equivalents of $1.8 million at October 31, 2005, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the three months ended October 31, 2005 was a decrease of $5.0 million. The primary uses of cash during the three months ended October 31, 2005 included $2.5 million of cash used for operating activities, $1.2 million for purchases of property and equipment and approximately $1.6 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the three months ended October 31, 2005 were $0.3 million in proceeds from a note payable. Net cash used for operating activities of $2.5 million during the three months ended October 31, 2005, resulted primarily from funding our $3.5 million net loss and $3.8 million of net changes in operating assets and liabilities, which was partially offset by non- cash charges of approximately $4.8 million. At October 31, 2005, we had an accumulated deficit of $459.4 million, and have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our accounts receivable financing line with Silicon Valley Bank (“SVB”) allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2005 and July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $27,000 and $53,000, respectively.
     At October 31, 2005, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash of which $1.1 million is classified as non-current on our balance sheet at October 31, 2005 and July 31, 2005.
     We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process within 90 days from the filing of our first fiscal quarter 10-Q. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by sales of assets to make payments on the notes payable to Waythere, Inc. (formerly known as Surebridge, Inc.), depending on the total net proceeds received by us in the financing (see Note 10(e)).
     Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with SVB among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
(4) Impairment of Long-Lived Assets
     The Company recorded no impairment charges during the three months ended October 31, 2005, for property and equipment. For the three months ended October 31, 2004, the Company recorded a $0.3 million impairment charge for property and equipment, consisting primarily of unamortized leasehold improvements related to our 10 Maguire Road facility in Lexington, MA, which we abandoned during the three months ended October 31, 2004. The impairment charge is included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
(5) Property and Equipment
     Property and equipment at October 31, 2005 and July 31, 2005 are summarized as follows:

	October 31,	July 31,
	2005	2005
	(In thousands)
Office furniture and equipment	$3,257	$3,159
Computer equipment	40,658	38,690
Software licenses	10,759	10,658
Leasehold improvements	9,477	9,369

	64,151	61,876
Less: Accumulated depreciation and amortization	(48,527)	(46,677)

Property and equipment, net	$15,624	$15,199

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, life of the lease.
     Equipment valued at approximately $1.1 million was purchased under capital leases during the three months ended October 31, 2005.
(6) Intangible Assets
     The gross carrying amount and accumulated amortization as of October 31, 2005 and July 31, 2005 for customer lists related to prior acquisitions are as follows:

	October 31,	July 31,
	2005	2005
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(14,465)	(13,228)

Customer lists, net	$15,326	$16,563

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Intangible asset amortization expense for the three months ended October 31, 2005 and 2004 aggregated $1.2 million and $1.4 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2006 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)
2006	$4,876
2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005
(7) Goodwill
     We perform our annual impairment analysis of goodwill in our fiscal fourth quarter.
(8) Investment in Debt Securities
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
     On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $624,000 of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring in the fourth quarter of fiscal year 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, in the fourth quarter of fiscal year 2005, reducing the carrying value of the Interliant Notes to approximately $0.2 million. The final amount and timing of any distributions we will receive on our Interliant Notes has not been determined. It may be greater or less than the remaining $0.2 million carrying value which is included in “Other assets” on our Consolidated Balance Sheets.
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	October 31,	July 31,
	2005	2005
	(In thousands)
Accrued payroll, benefits and commissions	$3,386	$3,846
Accrued legal	1,284	1,361
Accrued accounts payable	2,712	2,896
Accrued interest	6,099	5,494
Accrued contract termination fees	575	429
Accrued impairment	2,172	2,435
Accrued sales/use, property and miscellaneous taxes	1,022	1,075
Other accrued expenses and current liabilities	1,582	3.258

	$18,832	$20,794

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(10) Debt
     Debt consists of the following:

	October 31,	July 31,
	2005	2005
	(In thousands)
Accounts receivable financing line, net	$20,373	$20,347
Note payable to Atlantic Investors	3,000	3,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	956	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	34,611	35,361
Other notes payable	558	397

Total	65,498	66,262
Less current portion	65,340	65,853

Long-term debt	$158	$409

     (a) Silicon Valley Bank Financing Arrangements
     Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2005 and July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $27,000 and $53,000, respectively.
     (b) Note Payable to Atlantic Investors, LLC
     On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance under the Atlantic Loan. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a party related to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by us does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At October 31, 2005, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank. At October 31, 2005, we had approximately $0.6 million in accrued interest related to this note.
     On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii)

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     (c) Notes Payable to the AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At October 31, 2005, we had approximately $0.2 million in accrued interest related to this note.
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
     It shall be deemed an event of default under the notes if, among other things, we fail to pay when due any amounts under the notes, if we fail to pay when due or experience an event of default with respect to any debts having an outstanding principal amount of $500,000 or more, if we are delisted from the Nasdaq Capital Market, or if we are acquired and the acquiring party does not expressly agree to assume the notes. In addition, certain bankruptcy, reorganization, insolvency, dissolution and receivership actions would be deemed an event of default

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
under the notes. If an event of default under the notes occurs, the holder shall be entitled to declare the notes immediately due and payable in full.
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
     Finally, the outstanding principal of, and accrued interest on, the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder at any time following:
•	the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

•	the second anniversary of the closing; and

•	an event of default thereunder.
     As of October 31, 2005, the balance of interest accrued under the promissory notes we issued to Waythere, Inc. was approximately $5.0 million.
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities. During the first quarter of fiscal year 2006, no additional leases were abandoned and no new lease abandonment charges were recorded. During the first quarter of fiscal year 2005, we abandoned our administrative space at 10 Maguire Road, in Lexington, MA and recorded a $0.7 million lease abandonment charge related to this facility.
     All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the three months ended October 31, 2005 were as follows (in thousands):

			Purchase Accounting	Payments, less
Lease Abandonment			and Other	accretion of	Balance at October 31,
Costs for:	Balance at July 31, 2005	Expense	Adjustments	interest	2005
Andover, MA	$796	—	—	$(55)	$741
Chicago, IL	866	—	7	6	879
Houston, TX	699	—	—	(106)	593
Syracuse, NY	255	—	—	(86)	169
Syracuse, NY	36	—	—	(8)	28
San Jose, CA	582	—	—	(125)	457
Atlanta, GA	124	—	—	(23)	101
Atlanta, GA	66	—	—	—	66
Lexington, MA	370	—	—	(117)	253

	$3,794	$—	$7	$(514)	$3,287

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2005:

		Less than						After
Description	Total	1 Year		Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short / Long-term debt	$65,525	$65,367	(a)	$158	$—	$—	$—	$—
Interest on debt (b) (e)	8,615	8,612		3	—	—	—	—
Capital leases	3,248	2,143		1,105	—	—	—	—
Operating leases	63	47		16	—	—	—	—
Bandwidth commitments	3,719	2,465		848	406	—	—	—
Maintenance for hardware/software	337	228		104	5	—	—	—
Property leases (c) (d)	$45,011	$10,748		$8,432	$7,430	$5,144	$2,366	$10,891

	126,518	89,610		10,666	7,841	5,144	2,366	10,891

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of October 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(e)	Amounts do not include interest on the Atlantic Note, as the note is payable on demand.
     With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At October 31, 2005, this restricted cash of approximately $1.0 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     We entered into a Settlement Agreement (the “Settlement Agreement”), dated September 26, 2005, by and among us, the Engage Creditor Trustees, Mr. Jalbert as the Liquidating Supervisor (the “Liquidating Supervisor”) and Foley Hoag LLP, as the escrow agent. On October 27, 2005, the Bankruptcy Court approved the Settlement Agreement. Thereafter, we funded the second and final installment of an aggregate settlement payment of $375,000 (the “Settlement Payment”) to the Engage Creditor Trustees pursuant to the terms of the Settlement Agreement. The Settlement Agreement provides that if we become the subject of any form of state or federal insolvency proceeding on or before the 94 th day after receipt by the Engage Creditor Trustees of the entire Settlement Payment (February 13, 2006) and litigation is commenced against the Engage Creditor Trustees seeking the disgorgement of the Settlement Payments, then the Engage Creditor Trustees shall be entitled to file and enforce an Agreement for Judgment pursuant to which we will become liable to the Engage Creditor Trustees for $1,000,000. If we do not become the subject of any form of state or federal insolvency proceeding prior to February 13, 2006, then we, on the one hand, and the Engage Creditor Trustees and the Liquidating Supervisor (on behalf of Engage and its subsidiaries), on the other hand, shall be deemed to have released each other from all claims that the parties may have against each other relating to any events from the beginning of the world to the date of the Settlement Agreement including those claims asserted in the Engage Litigation.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Wrongful Termination Claim
     This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County Case No. 104CV031471 against NaviSite, Inc. and one of its former employees. Plaintiffs are two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. One plaintiff alleges unlawful discrimination based on age and gender, and the other plaintiff alleges unlawful discrimination based on gender and retaliation for taking maternity leave. NaviSite’s management and the co-named former employee deny all claims and have vigorously defended the lawsuit. On November 1, 2005, NaviSite entered into a settlement agreement with both of the plaintiffs, pursuant to which NaviSite is required to make an aggregate payment of $500,000, payable over time. As of October 31, 2005, we have accrued $500,000 for this tentative settlement which is included in “Accrued expenses” on our Consolidated Balance Sheet.
(12) Income Tax Expense
     The Company recorded $0.3 million of deferred income tax expense during the three months ended October 31, 2005 as compared to no deferred income tax expense during the comparable period of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.

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
Overview
     NaviSite provides IT hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. NaviSite provides services throughout the information technology lifecycle. The Company is dedicated to delivering quality services and meets rigorous standards, including SAS 70, Microsoft Gold, and Oracle Certified Partner certifications.
     We believe that by leveraging economies of scale utilizing our global delivery approach, industry best practices and process automation, our services enable our customers to achieve significant savings. In addition, we are able to leverage our application services platform, NaviViewTM, to enable software to be delivered on-demand over the Internet, providing an alternative delivery model to the traditional licensed software model. As the platform provider for an increasing number of independent software vendors, we enable solutions and services to a wider and growing customer base.
     Our services include:
     Hosting Services
•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

•	Software as a Service — Enablement of Software as a Service to the ISV community.
Outsourcing Services
•	Planning Services — Services include IT assessment, enterprise architecture planning, Web strategy, performance assessment and tuning.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design

•	Management Services — Services include custom application management and remote infrastructure management.
Professional Services
•	For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement, maintain, and

•	Optimize scalable, business-driven software solutions. Specific services include planning, implementation, maintenance, optimization and compliance services.
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
     In recent years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.).In January 2005, we formed NaviSite India Private Limited, a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and e-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
     The audit report on our fiscal year 2005 consolidated financial statements from KPMG LLP, our independent registered public accounting firm, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot give any assurance that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth.

Results of Operations for the Three Months Ended October 31, 2005 and 2004
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended
	October 31,
	2005	2004
Revenue	99.9%	99.9%
Revenue, related parties	0.1%	0.1%

Total revenue	100.0%	100.0%

Cost of revenue	69.5%	79.0%

Gross profit	30.5%	21.0%

Operating expenses:
Selling and marketing	12.8%	11.0%
General and administrative	23.1%	22.9%
Impairment, restructuring and other	0.0%	3.6%

Total operating expenses	35.9%	37.5%

Loss from operations	(5.4)%	(16.5)%

Other income (expense):
Interest income	0.1%	0.0%
Interest expense	(7.8)%	(6.6)%
Other income (expense), net	0.6%	0.3%

Loss before income tax expense	(12.5)%	(22.8)%
Income tax expense	1.1%	0.0%

Net loss	(13.6)%	(22.8)%

Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended October 31, 2005 decreased 12% to approximately $25.4 million from approximately $28.9 million for the three months ended October 31, 2004. Approximately $1.3 million of the $3.5 million decrease in revenue was attributable to the sale in July 2005 of our Microsoft Business Solutions Software Resell and Professional Services Practice with the remaining decrease the result of net lost customer revenue. Revenue from related parties during the three months ended October 31, 2005 and 2004 totaled $30,000 and $33,000, respectively.
     One unrelated customer accounted for 10% and 8% of our total revenue during the first fiscal quarters of 2006 and 2005, respectively.

Cost of Revenue
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue decreased approximately 22.5% to $17.7 million during the first fiscal quarter of 2006 from approximately $22.8 million during the first fiscal quarter of 2005. As a percentage of revenue, total cost of revenue decreased from 79.0 % of revenue in fiscal year 2005 to 69.5% of revenue in fiscal year 2006. The decrease in cost of revenue of $5.1 million resulted primarily from decreased salary expense resulting from a reduction in headcount, a decrease in hardware and software maintenance costs, costs related to the sale of our MBS practice, depreciation and amortization and facilities related charges, partially offset by the effect of implementing SFAS 123R.
Gross Profit
     Gross profit of $7.8 million for the three months ended October 31, 2005 increased approximately $1.7 million, or 28%, from a gross profit of approximately $6.1 million for the three months ended October 31, 2004. Gross profit for the first fiscal quarter of 2006 represented 30.5% of total revenue, as compared to 21.0% of total revenue for the first fiscal quarter of 2005. The gross profit increase was primarily due to the decline in cost of revenue.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 2.4% to approximately $3.25 million, or 12.8% of total revenue, during the three months ended October 31, 2005 from approximately $3.17 million, or 11.0% of total revenue, during the three months ended October 31, 2004. The increase of approximately $0.08 million resulted primarily from the effect of implementing SFAS 123R, and the increase of marketing program spending, partially offset by a decrease in headcount related expenses.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 11.3% to approximately $5.9 million, or 23.1% of total revenue, during the three months ended October 31, 2005 from approximately $6.6 million, or 22.9% of total revenue, during the three months ended October 31, 2004. The decrease of approximately $0.7 million was primarily the result of decreased salary expense resulting from a decreased headcount and decrease in bad debt expense, partially offset by the effect of implementing SFAS 123R.
Operating Expenses — Impairment, Restructuring and Other
     There were no charges associated with the abandonment of leased facilities and the impairment of property and equipment during the three months ended October 31, 2005, as compared to approximately $1.0 million included in impairment, restructuring and other expense during the three months ended October 31, 2004.
Interest Income
     Interest income increased 115% to approximately $28,000 during the three months ended October 31, 2005 from approximately $13,000 during the three months ended October 31, 2004.

Interest Expense
     Interest expense increased 4.2% to approximately $2.0 million, or 7.8% of total revenue, during the three months ended October 31, 2005 from approximately $1.9 million, or 6.6% of total revenue, during the three months ended October 31, 2004. The increase of $0.1 million is primarily related to the addition of capital leases during the period and an increase in the rate of interest on our financing line with SVB.
Other Income (Expense), Net
     Other income was approximately $143,000 during the three months ended October 31, 2005, as compared to other income of approximately $75,000 during the three months ended October 31, 2004.
Income Tax Expense
     The Company recorded $0.3 million of deferred income tax expense during the three months ended October 31, 2005 as compared to no deferred income tax expense during the comparable period of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expires within a definite period.
Liquidity and Capital Resources
     As of October 31, 2005, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank. We had a working capital deficit of $79.4 million, including cash and cash equivalents of $1.8 million at October 31, 2005, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the three months ended October 31, 2005 was a decrease of $5.0 million. The primary uses of cash during the three months ended October 31, 2005 included $2.5 million of cash used for operating activities, $1.2 million for purchases of property and equipment and approximately $1.6 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the three months ended October 31, 2005 were $0.3 million in proceeds from a note payable. Net cash used for operating activities of $2.5 million during the three months ended October 31, 2005, resulted primarily from funding our $3.5 million net loss and $3.8 million of net changes in operating assets and liabilities, which was partially offset by non- cash charges of approximately $4.8 million. At October 31, 2005, we had an accumulated deficit of $459.4 million, and have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our accounts receivable financing line with Silicon Valley Bank (“SVB”) allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On October 31, 2005, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at October 31, 2005 and July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $27,000 and $53,000, respectively.

     At October 31, 2005, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash of which $1.1 million is classified as non-current on our balance sheet at October 31, 2005 and July 31, 2005.
     We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process within 90 days from the filing of our first fiscal quarter 10-Q. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by sales of assets to make payments on the notes payable to Waythere, Inc. (formerly known as Surebridge, Inc.), depending on the total net proceeds received by us in the financing (see Note 10(e)).
     Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with SVB among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of any of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of October 31, 2005, are as follows:

		Less than				More than
Description	Total	1 Year		1-3 Years	4-5 Years	5 Years
	(In thousands)
Short/Long-term debt	$65,525	$65,367	(a)	$158	$—	$—
Interest on debt (b) (e)	8,615	8,612		3	—	—
Capital leases	3,248	2,143		1,105	—	—
Operating leases	63	47		16	—	—
Bandwidth commitments	3,719	2,465		1,254	—	—
Maintenance for hardware/software	337	228		109	—	—
Property leases (c) (d)	45,011	10,748		15,862	7,510	10,891

	$126,518	$89,610		$18,507	$7,510	$10,891

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of October 31, 2005.

(b)	Amounts do not include interest on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

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

(e)	Amounts do not include interest on the Atlantic Note, as the note is payable on demand.
Off-Balance Sheet Financing Arrangements
     The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.
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
Risk Factors That May Affect Future Results
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward -looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward -looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and we cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.
     We have negative working capital and significant indebtedness that must be repaid in calendar 2006; therefore, we need to obtain additional financing, which may not be available on favorable terms, or at all. We need to raise additional capital and it may not be available on favorable terms or at all. As of October 31, 2005, we had approximately $1.8 million of cash and cash equivalents and a working capital deficit of approximately $79.4 million. As of October 31, 2005, our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement, which matures on April 29, 2006, was $20.4 million. As of October 31, 2005, our outstanding principal and accrued interest under the promissory notes we issued to Waythere, Inc. (in connection with the Surebridge acquisition), which mature on June 10, 2006, was approximately $39.6 million. As of October 31, 2005, our outstanding principal and accrued interest owed to Atlantic Investors, LLC, which matures upon the earlier to occur of February 1, 2006 or five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere, was approximately $3.6 million. As of October 31, 2005, our outstanding principal and accrued interest owed to the AppliedTheory Estate, which is due on June 13, 2006, was approximately $6.2 million. If we do not raise sufficient capital to repay our indebtedness or, if we do not refinance or restructure our indebtedness, a substantial amount of which becomes due and payable during calendar year 2006, our business likely will not continue as a going concern.
     We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern. We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each annual period. As of October 31, 2005, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $459.4 million. During the fiscal quarter ended October 31, 2005, we had a net loss of approximately $3.5 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2005 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.
     The convertible promissory notes we issued in the Surebridge acquisition may negatively affect our liquidity and our ability to obtain additional financing and operate and manage our business. On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the remaining outstanding principal of the notes, with all accrued interest, no later than June 10, 2006. On December 31, 2004, we repaid $800,000, and on August 1, 2005 we repaid $750,000 of the outstanding principal of the notes. The principal amounts under the promissory notes were further reduced by approximately $3.1 million as a result of certain working capital adjustments the parties agreed to in the original asset purchase agreement. Accrued interest related to the notes amounted to approximately $5.0 million as of October 31, 2005. If we realize net proceeds in excess of $1.0 million from equity or debt financings or sales of assets, we are obligated to make a payment on the notes equal to 75% of the net proceeds. The notes, or the prepayment obligation under the notes, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the maturity date of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain restrictive covenants, including with respect to our ability to incur additional indebtedness.
     Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions or financings. The outstanding principal and accrued interest on the two promissory notes issued to Waythere, Inc. (formerly known as Surebridge, Inc.) are convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder. If the promissory notes are converted into shares of common stock, Waythere may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Waythere elect to convert the entire principal and accrued interest outstanding under of its two convertible promissory notes into shares of our common stock, Waythere would own approximately 11.5 million shares of our common stock. Based on our capitalization as of October 31, 2005, Waythere would own approximately 31% of our outstanding shares of common stock.
     In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.
     On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in “Prepaid expenses and other current assets” on our October 31, 2005 Consolidated Balance Sheet. If we do not complete the planned public offering, or if we do complete the planned public offering and then use a significant portion of the net proceeds we receive to repay debt or acquire a company, technology or product, we will need to raise additional capital through various other equity or debt financings, and such capital may not be available on favorable terms or at all.
     Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of October 31, 2005, we owed Silicon Valley Bank approximately $20.4 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement restricts our ability to:
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
A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows. The New York State Department of Labor represented approximately 10% of our consolidated revenue for the fiscal quarter ended October 31, 2005. The New York State Department of Labor has been a long-term customer of ours, but we cannot assure you that we will be able to retain this customer. We also cannot assure you that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, The New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.
     Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions. Atlantic Investors owns approximately 60% of our outstanding capital stock as of October 31, 2005. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million due upon the earlier to occur of February 1, 2006, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere. As of October 31, 2005, we had recorded accrued interest on this note in the amount of $0.6 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors has the ability to control the election of directors and to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which could adversely affect the market price of our common stock.
     Members of our management group also have significant interests in Atlantic Investors, LLC, which may create conflicts of interest. Some of the members of our management group also serve as members of the management group of Atlantic Investors, LLC and its affiliates. Specifically, Andrew Ruhan, our Chairman of the Board, holds a 10% equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic Investors. Arthur Becker, our President and Chief Executive Officer and a member of our Board of Directors, is the managing member of Madison Technology LLC, a managing member of Atlantic Investors. As a result, these officers and directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our officers or directors that conflict with their fiduciary obligations to Atlantic Investors, which in turn may have interests that conflict with the interests of our other stockholders.
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
     If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful. We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft, Micromuse and Oracle. Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.
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
     Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 5% of our total revenue during the fiscal quarter ended October 31, 2005. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:
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
     The price of our common stock has been volatile, and may continue to experience wide fluctuations. Since January 2004, our common stock has closed as low as $1.19 per share and as high as $7.30 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause an investor in our common stock to lose some or all of his investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, or if we fail to satisfy any other Nasdaq continued listing requirement, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. On June 10, 2002, the listing of our common stock transferred from the Nasdaq National Market to the Nasdaq Capital Market because the market price of our common stock had failed to maintain compliance with the Nasdaq National Market’s minimum $1.00 per share continued listing requirement. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Also, a delisting would be a default under our convertible promissory notes issued to Waythere. In addition, a delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees. On April 7, 2005, we received a letter from the Nasdaq Listing Qualifications Staff stating that we had not paid certain Nasdaq fees as required by Nasdaq Marketplace Rule 4310(c)(13) and that as a result, our common stock was subject to delisting from the Nasdaq Capital Market. On April 8, 2005, we paid these outstanding fees in full and received a letter from Nasdaq confirming compliance with Marketplace Rule 4310(c)(13). We also confirmed with Nasdaq that no further action by us was required and that our common stock will continue to be listed on the Nasdaq Capital Market.
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
     Changes in Internal Control Over Financial Reporting. There was no change in NaviSite’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.
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
     We entered into a Settlement Agreement (the “Settlement Agreement”), dated September 26, 2005, by and among us, the Engage Creditor Trustees, Mr. Jalbert as the Liquidating Supervisor (the “Liquidating Supervisor”) and Foley Hoag LLP, as the escrow agent. On October 27, 2005, the Bankruptcy Court approved the Settlement Agreement. Thereafter, we funded the second and final installment of an aggregate settlement payment of $375,000 (the “Settlement Payment”) to the Engage Creditor Trustees pursuant to the terms of the Settlement Agreement. The Settlement Agreement provides that if we become the subject of any form of state or federal insolvency proceeding on or before the 94 th day after receipt by the Engage Creditor Trustees of the entire Settlement Payment (February 13, 2006) and litigation is commenced against the Engage Creditor Trustees seeking the disgorgement of the Settlement Payments, then the Engage Creditor Trustees shall be entitled to file and enforce an Agreement for Judgment pursuant to which we will become liable to the Engage Creditor Trustees for $1,000,000. If we do not become the subject of any form of state or federal insolvency proceeding prior to February 13, 2006, then we, on the one hand, and the Engage Creditor Trustees and the Liquidating Supervisor (on behalf of Engage and its subsidiaries), on the other hand, shall be deemed to have released each other from all claims that the parties may have against each other relating to any events from the beginning of the world to the date of the Settlement Agreement including those claims asserted in the Engage Litigation.
Wrongful Termination Claim
     This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County Case No. 104CV031471 against NaviSite, Inc. and one of its former employees. Plaintiffs are two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. One plaintiff alleges unlawful discrimination based on age and gender, and the other plaintiff alleges unlawful discrimination based on gender and retaliation for taking maternity leave. NaviSite’s management and the co-named former employee deny all claims and have vigorously defended the lawsuit. On November 1, 2005, NaviSite entered into a settlement agreement with both of the plaintiffs, pursuant to which NaviSite is required to make an aggregate payment of $500,000, payable over time. As of October 31, 2005, we have accrued $500,000 for this tentative settlement which is included in “Accrued expenses” on our Consolidated Balance Sheet.
     Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISITE, INC.

Dated: December 14, 2005	/s/ JOHN J. GAVIN, JR.
John J. Gavin, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Summary Regarding Director Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.