Form 10-Q
period 2006-01-31
NAVISITE INC
filed 2006-03-15
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-27597
NAVISITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Minuteman Road Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)
(978) 682-8300
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of March 9, 2006, there were 28,489,482 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,900	$6,816
Accounts receivable, less allowance for doubtful accounts of $2,744 and $2,887 at January 31, 2006 and July 31, 2005, respectively	12,083	10,688
Unbilled accounts receivable	432	363
Due from related party	74	101
Prepaid expenses and other current assets	2,629	2,806

Total current assets	17,118	20,774
Property and equipment, net	14,899	15,199
Customer lists, less accumulated amortization of $15,702 and $13,228 at January 31, 2006 and July 31, 2005, respectively	14,089	16,563
Goodwill	43,159	43,159
Other assets	4,384	4,383
Restricted cash	1,004	1,099

Total assets	$94,653	$101,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$20,400	$20,347
Notes payable, current portion	1,084	1,145
Notes payable to the AppliedTheory Estate	6,000	6,000
Note payable to related party	3,000	3,000
Convertible notes payable to Waythere (formerly Surebridge)	34,611	35,361
Capital lease obligations, current portion	1,880	1,259
Accounts payable	7,660	8,122
Accrued expenses and other current liabilities	20,181	20,794
Deferred revenue and customer deposits	2,924	2,306

Total current liabilities	97,740	98,334
Capital lease obligations, less current portion	718	1,105
Accrued lease abandonment costs, less current portion	939	1,359
Deferred tax liability	1,925	1,338
Other long-term liabilities	1,272	1,304
Note payable, less current portion	46	409

Total liabilities	102,640	103,849

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at January 31, 2006 and July 31, 2005	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,487 at January 31, 2006 and 28,487 at July 31, 2005	285	285
Deferred compensation	—	(633)
Accumulated other comprehensive income	159	156
Additional paid-in capital	454,945	453,458
Accumulated deficit	(463,376)	(455,938)

Total stockholders’ equity (deficit)	(7,987)	(2,672)

Total liabilities and stockholders’ equity (deficit)	$94,653	$101,177

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005
Revenue	$26,264	$28,346	$51,674	$57,207
Revenue, related parties	41	35	71	68

Total revenue	26,305	28,381	51,745	57,275

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $244 and $494 for three and six months ended January 31, 2006, respectively, $0 for comparable periods of 2005.)	18,693	20,634	36,370	43,454
Impairment, restructuring and other	—	34	—	34

Total cost of revenue	18,693	20,668	36,370	43,488

Gross profit	7,612	7,713	15,375	13,787

Operating expenses:
Selling and marketing (includes stock-based compensation expense under SFAS 123R of $86 and $165 for three and six months ended January 31, 2006, respectively, $0 for comparable periods of 2005.)	3,955	3,234	7,204	6,594
General and administrative (includes stock-based compensation expense under SFAS 123R of $703 and $1,461 for three and six months ended January 31, 2006, respectively, $0 for comparable periods of 2005.)	5,095	5,962	10,980	12,410
Impairment, restructuring and other	377	473	377	1,505

Total operating expenses	9,427	9,669	18,561	20,509

Loss from operations	(1,815)	(1,956)	(3,186)	(6,722)
Other income (expense):
Interest income	26	15	54	28
Interest expense	(2,015)	(1,927)	(3,992)	(3,825)
Other income (expense), net	130	1	273	76

Loss before income tax expense	(3,674)	(3,867)	(6,851)	(10,443)
Income tax expense	(294)	(765)	(587)	(765)

Net loss	$(3,968)	$(4,632)	$(7,438)	$(11,208)

Basic and diluted net loss per common share	$(0.14)	$(0.17)	$(0.26)	$(0.40)

Basic and diluted weighted average number of common shares outstanding	28,481	27,944	28,481	27,936

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,438)	$(11,208)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,251	7,354
Impairment of long-lived assets related to abandoned leases	—	330
Gain on disposal of assets	—	(13)
Costs associated with abandoned leases	377	1,209
Amortization of warrants	53	53
Non-cash stock compensation	2,120	380
Provision for bad debts	365	1,316
Avasta settlement in common stock	—	490
Deferred income tax expense	587	765
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,760)	(309)
Unbilled accounts receivable	(69)	536
Due from related party	27	(7)
Prepaid expenses and other current assets, net	(300)	755
Long term assets	(1)	416
Accounts payable	(462)	3,281
Long-term liabilities	(32)	2,565
Accrued expenses, deferred revenue and customer deposits	(222)	(6,395)

Net cash provided by (used for) operating activities	(504)	1,518

Cash flows from investing activities:
Purchase of property and equipment	(2,298)	(2,141)
Proceeds from the sale of equipment	—	20

Net cash used for investing activities	(2,298)	(2,121)

Cash flows from financing activities:
Restricted cash	—	183
Proceeds from exercise of stock options	—	89
Proceeds from notes payable	436	703
Repayment of notes payable	(1,610)	(645)
Payments on note payable to Waythere, Inc. (formerly Surebridge)	—	(800)
Payments on capital lease obligations	(940)	(605)

Net cash used for financing activities	(2,114)	(1,075)

Net decrease in cash	(4,916)	(1,678)
Cash and cash equivalents, beginning of period	6,816	3,195

Cash and cash equivalents, end of period	$1,900	$1,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,248	$1,382
Equipment purchased under capital lease agreements	$1,179	$274
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 900 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategy. NaviSite has 14 state-of-the-art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2006.
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
     (b) Revenue Recognition
     Revenue consists of monthly fees for Web site and Internet custom and packaged application management, hosting, colocation and professional services. The Company also derives a nonmaterial amount of revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
     (c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.2 million, including $0.2 million and $0.1 million which is classified as short-term and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of January 31, 2006 and July 31, 2005, respectively, which primarily represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
     The Company reviews the valuation of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done on the last day of the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.
     (f) Financial Instruments and Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases and notes payable. As of January 31, 2006, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 10% and 8% of our total revenue for the six months ended January 31, 2006 and 2005, respectively. Accounts receivable included approximately $2.4 million due from this third-party customer at January 31, 2006.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     (i) Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (SFAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the Consolidated Statement of Operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interpretations between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of financial statements in analyzing the information provided.
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
     Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued with exercise prices set below market prices on the date of grant. During the three and six months ended January 31, 2005, we recognized compensation expense of approximately $196,000 and $380,000, respectively, for stock options in our Consolidated Statement of Operations. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Three Months Ended	Six Months Ended
	January 31, 2005	January 31, 2005
	(in thousands, except	(in thousands, except
	per share data)	per share data)
Net Loss, as reported	$(4,632)	$(11,208)
Add: Stock based employee compensation expense from the Amended and Restated 2003 Stock
Incentive Plan included in reported net loss	$196	$380
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$(1,123)	$(2,359)

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Six Months Ended
	January 31, 2005	January 31, 2005
	(in thousands, except	(in thousands, except
	per share data)	per share data)

Net Loss, as adjusted	$(5,559)	$(13,187)

Net Loss per common share:
Basic and diluted — as reported	$(0.17)	$(0.40)
Basic and diluted — as adjusted	$(0.20)	$(0.47)
     Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005, in our Consolidated Statement of Operations for the first quarter of fiscal year 2006. During the quarter ended January 31, 2006, we recognized $244,000 in cost of sales compensation expense, $86,000 in sales and marketing compensation expense and $703,000 in general and administrative compensation expense for stock options. For the six months ended January 31, 2006, we recognized $494,000 in cost of sales compensation expense, $165,000 in sales and marketing compensation expense and $1,461,000 in general and administrative compensation expense for stock options.
     The total remaining unrecognized compensation cost related to nonvested awards is $5.0 million. The weighted average period over which the cost is expected to be recognized is 1.88 years.
     Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures when they are expected to differ. For the three and six months ended January 31, 2006, we estimated that 15% of options granted will be forfeited before the first vesting tranche. Forfeitures after the first vesting tranche are estimated to not be material.
     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Risk-free interest rate	4.44%	3.29%	4.28%	2.91%
Expected volatility	101.21%	120.02%	105.64%	122.85%
Expected life(years)	2.18	2.10	2.18	2.09
Weighted average fair value of options granted	$0.73	$1.50	$0.82	$1.60
     The following table reflects stock option activity under the Company’s equity plans for the six months ending January 31, 2006.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of year	6,086,655	$3.26	—	—
Granted	1,080,500	$1.40	—	—
Exercised	—	—	—	—
Forfeited or Expired	(680,110)	$4.19	—	—
Options Outstanding, January 31, 2006	6,487,045	$2.86	8.58	$155,030
Options Exercisable, January 31, 2006	3,104,340	$3.53	8.06	$8,700

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     For the three and six months ended January 31, 2006 and 2005, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three and six months ended January 31, 2006, there were 6,250 dilutive shares, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and six months ended January 31, 2005, there were 521,966 and 521,904 dilutive shares, respectively, related to warrants, employee stock options and unissued shares related to the Avasta settlement that were excluded as they have an anti-dilutive effect due to the net loss during these periods.
     (k) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level. The Company has determined that reporting revenue at a service offering level is impracticable.
     (l) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and weighted average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (“Accumulated other comprehensive income”).
     (m) Reclassifications
     Certain fiscal quarter 2005 balances have been reclassified to conform to the fiscal quarter 2006 financial statement presentation.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Liquidity
     As of January 31, 2006, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank (SVB). We had a working capital deficit of $80.6 million, including cash and cash equivalents of $1.9 million at January 31, 2006, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the six months ended January 31, 2006 was a decrease of $4.9 million. The primary uses of cash during the six months ended January 31, 2006 included $0.5 million of cash used for operating activities, $2.3 million for purchases of property and equipment and approximately $2.5 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the six months ended January 31, 2006 were $0.4 million in proceeds from notes payable. Net cash used for operating activities of $0.5 million during the six months ended January 31, 2006, resulted primarily from funding our $7.4 million net loss and $2.8 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $9.7 million. At January 31, 2006, we had an accumulated deficit of $463.4 million, and have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our accounts receivable financing line with SVB allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January 31, 2006, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $53,000.
     At January 31, 2006, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash of which $1.0 million and $1.1 million is classified as non-current on our balance sheet at January 31, 2006 and July 31, 2005, respectively.
     We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process prior to our indebtedness coming due. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by sales of assets to make payments on the notes payable to Waythere, Inc. (formerly known as Surebridge, Inc.), depending on the total net proceeds received by us in the financing (see Note 10(e)).

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Nonetheless, our forecast includes the need to raise additional funds. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing line with SVB among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
(4) Impairment of Long-Lived Assets
     During the six months ended January 31, 2005, the Company recorded a $0.3 million impairment charge for property and equipment, consisting primarily of unamortized leasehold improvements related to our 10 Maguire Road facility in Lexington, MA. The impairment charge is included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations (see Note 11). No impairment charges related to long-lived assets were recorded during the six months ended January 31, 2006.
(5) Property and Equipment
     Property and equipment at January 31, 2006 and July 31, 2005 are summarized as follows:

	January 31,	July 31,
	2006	2005
	(In thousands)
Office furniture and equipment	$3,264	$3,159
Computer equipment	41,637	38,690
Software licenses	10,945	10,658
Leasehold improvements	9,512	9,369

	65,358	61,876
Less: Accumulated depreciation and amortization	(50,459)	(46,677)

Property and equipment, net	$14,899	$15,199

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, life of the lease.
     Equipment valued at approximately $0.1 million and $1.2 million was purchased under capital leases during the three and six months ended January 31, 2006.
(6) Intangible Assets
     The gross carrying amount and accumulated amortization as of January 31, 2006 and July 31, 2005 for customer lists related to prior acquisitions are as follows:

	January 31,	July 31,
	2006	2005
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(15,702)	(13,228)

Customer lists, net	$14,089	$16,563

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Intangible asset amortization expense for the three and six months ended January 31, 2006 and 2005 aggregated $1.2 million and $2.5 million, and $1.4 million and $2.9 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2006 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)
2006	$4,876
2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005
(7) Goodwill
     We perform our annual impairment analysis of goodwill on the last day of our fiscal fourth quarter.
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
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2006	2005
	(In thousands)
Accrued payroll, benefits and commissions	$4,591	$3,846
Accrued legal	627	1,361
Accrued accounts payable	2,319	2,896
Accrued interest	7,167	5,494
Accrued contract termination fees	590	429
Accrued lease abandonment costs, current portion	2,050	2,435
Accrued taxes	1,083	1,075
Other accrued expenses and current liabilities	1,754	3,258

	$20,181	$20,794

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Debt
     Debt consists of the following:

	January 31,	July 31,
	2006	2005
	(In thousands)
Accounts receivable financing line, net	$20,400	$20,347
Note payable to Atlantic Investors	3,000	3,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to landlord	749	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	34,611	35,361
Other notes payable	381	397

Total	65,141	66,262
Less current portion	65,095	65,853

Long-term debt	$46	$409

     (a) Silicon Valley Bank Financing Arrangements
     Our accounts receivable financing line with Silicon Valley Bank allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January 31, 2006, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $53,000.
     (b) Note Payable to Atlantic Investors, LLC
     On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. The Atlantic Loan bears an interest rate of 8% per annum. Interest is payable upon demand or, at Atlantic’s option, interest may be added to the outstanding balance under the Atlantic Loan. Atlantic may make demand for payment of amounts in excess of the minimum Atlantic Loan amount of $2.0 million (Minimum Loan Amount), with 60 days notice. Atlantic can demand payment of the Minimum Loan Amount with 90 days notice. Under the Atlantic Loan agreement, we can require Atlantic to loan us (1) up to $2.0 million to repay an amount due from CBTM to Unicorn, a party related to NaviSite and Atlantic; (2) $1.0 million for costs associated with our acquisition of Avasta; and (3) up to $500,000 for the post-acquisition working capital needs of Avasta. Atlantic, at its sole and absolute discretion, may advance other amounts to us such that the aggregate amount borrowed by us does not exceed the maximum loan amount, defined as the lesser of $10.0 million or 65% of our consolidated accounts receivables. On May 30, 2003, we repaid $2.0 million of the approximate $3.0 million outstanding under the Atlantic Loan and on June 11, 2003, we borrowed $2.0 million under the Atlantic Loan. At January 31, 2006, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Current Note Payable to Related Party on our Consolidated Balance Sheet. The Atlantic Loan is secured by all of our receivables and is subordinated to the borrowings from Silicon Valley Bank. At January 31, 2006, we had approximately $0.7 million in accrued interest related to this note.
     On January 16, 2004, the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 16, 2004, to be due on or before the earlier of (i) August 1, 2004 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives gross proceeds of $13.0 million. Since January 16, 2004, the parties have agreed on several occasions to extend the maturity date of the Atlantic Loan, most recently on January 31, 2006, when the Atlantic Loan was amended to extend any and all Credit Advances under the Atlantic Loan made prior to, or following, January 31,

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2006, to become due on the earlier of (i) April 3, 2006 or (ii) five (5) business days following the closing of a financing transaction or disposition pursuant to which the Borrower receives net proceeds of $13.0 million after first satisfying the mandatory prepayment obligation under those certain Notes due to Waythere, Inc. (formerly known as Surebridge, Inc.).
     (c) Notes Payable to the AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At January 31, 2006, we had approximately $0.3 million in accrued interest related to these notes.
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
     (e) Convertible Notes Payable to Waythere, Inc. (formerly Surebridge)
     On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. Upon final resolution of the net worth calculation, we entered into an agreement, on October 19, 2005, with Waythere, Inc. reducing the outstanding principal balance on the outstanding notes by approximately $3.1 million. Interest shall accrue on the unpaid balance of the notes at the annual rate of 10%, provided that if an event of default shall occur and be continuing, the interest rate shall be 15%. Notwithstanding the foregoing, no interest shall accrue or be payable on any principal amounts repaid on or prior to the nine-month anniversary of the issuance date of the notes. We must repay the outstanding principal of the notes with all interest accrued thereon, no later than June 10, 2006. Pursuant to the terms of the acquisition agreement, $0.8 million of the primary note was callable at anytime for a period of one year from June 10, 2004, the date of closing. During the first quarter of fiscal year 2005, the noteholder requested payment of $0.8 million and we paid this amount during the second quarter of fiscal year 2005.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Finally, the outstanding principal of, and accrued interest on, the notes are convertible into shares of NaviSite common stock at a conversion price of $4.642 at the election of the holder at any time following:
▪	the 18-month anniversary of the closing if the aggregate principal outstanding under the notes at such time is greater than or equal to $10.0 million;

▪	the second anniversary of the closing; and

▪	an event of default thereunder.
     As of January 31, 2006, the balance of interest accrued under the promissory notes we issued to Waythere, Inc. was approximately $5.9 million.
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities: During the second quarter of fiscal year 2006, we recorded lease impairment charges of approximately $0.4 million due to revisions in sublease assumptions for previously abandoned facilities. During the first half of fiscal year 2005, we recorded $1.2 million of lease impairment charges, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road, in Lexington, MA, an adjustment relating to a lease modification for one of our Syracuse facilities and revisions in assumptions associated with other impaired facilities.
     All lease impairment expense amounts recorded are included in the captions “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the six months ended January 31, 2006 are as follows (in thousands):

			Purchase Accounting	Payments, less
Lease Abandonment	Balance at July 31,		and Other	accretion of	Balance at January
Costs for:	2005	Expense	Adjustments	interest	31, 2006
Andover, MA	$796	$—	$—	$(104)	$692
Chicago, IL	866	—	7	(62)	811
Houston, TX	699	123	—	(215)	607
Syracuse, NY	255	151	—	(171)	235
Syracuse, NY	36	11	—	(16)	31
San Jose, CA	582	92	—	(285)	389
Atlanta, GA	124	—	—	(48)	76
Atlanta, GA	66	—	—	(57)	9
Lexington, MA	370	—	—	(231)	139

	$3,794	$377	$7	$(1,189)	$2,989

     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments are as follows as of January 31, 2006:

		Less than						After
Description	Total	1 Year		Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$65,142	$65,096	(a)	$46	$—	$—	$—	$—
Interest on debt (b)	8,812	8,811		1	—	—	—	—
Capital leases	3,183	2,258		881	44	—	—	—
Operating leases	51	47		4	—	—	—	—

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Bandwidth commitments	3,026	2,138	626	262	—	—	—
Maintenance for hardware/software	324	251	69	4	—	—	—
Property leases (c, d)	42,753	10,289	8,562	6,984	4,719	1,682	10,517

	$123,291	$88,890	$10,189	$7,294	$4,719	$1,682	$10,517

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of January 31, 2006.

(b)	Amounts do not include future interest accruing on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
     With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At January 31, 2006, this restricted cash of approximately $1.2 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Wrongful Termination Claim
     This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County (Case No. 104CV031471) against NaviSite, Inc. and one of its former employees. Plaintiffs were two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. One plaintiff alleged unlawful discrimination based on age and gender, and the other plaintiff alleged unlawful discrimination based on gender and retaliation for taking maternity leave. NaviSite’s management and the co-named former employee denied all claims and vigorously defended the lawsuit. On November 1, 2005, NaviSite entered into a settlement agreement with both of the plaintiffs, pursuant to which NaviSite is required to make an aggregate payment of $500,000, payable over time. As of July 31, 2005, we had accrued $500,000 for this settlement, of which we have paid $300,000 in the second quarter and $100,000 in the third quarter of fiscal year 2006. The balance, as of January 31, 2006, is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheet.
(12) Income Tax Expense
     The Company recorded $0.3 million and $0.6 million of deferred income tax expense during the three and six months ended January 31, 2006, respectively, as compared to $0.8 million and $0.8 million of deferred income tax expense during the comparable periods of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or at least written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.

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
     We currently service approximately 930 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
     In recent years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge, Inc. (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited, a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and e-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
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
Results of Operations for the Three and Six Months Ended January 31, 2006 and 2005
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenue	99.8%	99.9%	99.9%	99.9%
Revenue, related parties	0.2%	0.1%	0.1%	0.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	71.1%	72.7%	70.3%	75.9%
Impairment, restructuring and other	0.0%	0.1%	0.0%	0.0%

Total cost of revenue	71.1%	72.8%	70.3%	75.9%

Gross profit	28.9%	27.2%	29.7%	24.1%

Operating expenses:
Selling and marketing	15.0%	11.4%	13.9%	11.5%
General and administrative	19.4%	21.0%	21.3%	21.7%
Impairment, restructuring and other	1.4%	1.7%	0.7%	2.6%

Total operating expenses	35.8%	34.1%	35.9%	35.8%

Loss from operations	(6.9)%	(6.9)%	(6.2)%	(11.7)%

Other income (expense):
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(7.7)%	(6.8)%	(7.7)%	(6.8)%
Other income (expense), net	0.5%	0.0%	0.5%	0.1%

Loss before income tax expense	(14.0)%	(13.6)%	(13.3)%	(18.3)%
Income tax expense	(1.1)%	(2.7)%	(1.1)%	(1.3)%

Net loss	(15.1)%	(16.3)%	(14.4)%	(19.6)%

Comparison of the Three and Six Months Ended January 31, 2006 and 2005
Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended January 31, 2006 decreased 7.3% to approximately $26.3 million from approximately $28.4 million for the three months ended January 31, 2005. Approximately $1.1 million of the $2.1 million decrease in revenue was attributable to the sale in July 2005 of our Microsoft Business Solutions Software Resell and Professional Services Practice with the remaining decrease the result of net lost customer revenue. Revenue from related parties during the three months ended January 31, 2006 and 2005 totaled $41,000 and

$35,000, respectively.
     Total revenue for the six months ended January 31, 2006 decreased 9.7% to approximately $51.7 million from approximately $57.3 million for the six months ended January 31, 2005. The sale of the Microsoft Business Solutions Software Resell and Professional Services Practice accounted for $2.4 million of the overall reduction in revenue of $5.5 million, with the remaining decrease in revenue attributable to net lost customer revenue. Revenue from related parties during the six months ended January 31, 2006 and 2005 totaled $71,000 and $68,000, respectively.
     One unrelated customer accounted for 10% and 8% of our total revenue during the first half of fiscal year 2006 and 2005, respectively.
     Cost of Revenue
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2006, decreased approximately 9.6% to $18.7 million from approximately $20.7 million for the three months ended January 31, 2005. As a percentage of revenue, total cost of revenue decreased from 72.8% of revenue for the three months ended January 31, 2005 to 71.1% of revenue for the three months ended January 31, 2006. The decrease in cost of revenue of $2.0 million resulted primarily from decreased salary expense resulting from a reduction in headcount, a decrease in hardware and software maintenance costs, costs related to the sale of our MBS practice, depreciation and amortization and facilities related charges, partially offset by the effect of implementing SFAS 123R. During the three months ended January 31, 2005, we recorded a $34,000 lease abandonment charge related to our data center space located at Westwood Center, Vienna, VA as a component of total cost of revenue. No such charge was recorded during the same period of fiscal year 2006.
     Total cost of revenue for the six months ended January 31, 2006, decreased approximately 16.4% to $36.4 million from approximately $43.5 million for the six months ended January 31, 2005. As a percentage of revenue, total cost of revenue decreased from 75.9% of revenue for the six months ended January 31, 2005 to 70.3% of revenue for the six months ended January 31, 2006. The decrease in cost of revenue of $7.1 million resulted primarily from decreased salary expense resulting from a reduction in headcount, a decrease in hardware and software maintenance costs, costs related to the sale of our MBS practice, depreciation and amortization and facilities related charges, partially offset by the effect of implementing SFAS 123R. During the first half of fiscal year 2005, we recorded a $34,000 lease abandonment charge related to our data center space located at Westwood Center, Vienna, VA as a component of total cost of revenue. No such charge was recorded during the same period of fiscal year 2006.
     Gross Profit
     Gross profit of $7.6 million for the three months ended January 31, 2006 decreased approximately $0.1 million, or 1.3%, from a gross profit of approximately $7.7 million for the three months ended January 31, 2005. Gross profit for the second fiscal quarter of 2006 represented 28.9% of total revenue, as compared to 27.2% of total revenue for the second fiscal quarter of 2005.
     Gross profit of $15.4 million for the six months ended January 31, 2006 increased approximately $1.6 million, or 11.5%, from a gross profit of approximately $13.8 million for the six months ended January 31, 2005. Gross profit for the first half of fiscal year 2006 represented 29.7% of total revenue, as compared to 24.1% of total revenue for the first half of fiscal year 2005. The gross profit increase was due to the decline in cost of revenue.
     Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, traveling, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 22.3% to approximately $4.0 million, or 15.0% of total revenue, during the three months ended January 31, 2006 from approximately $3.2 million, or 11.4% of total revenue, during the three months ended January 31, 2005. The increase of approximately $0.7 million resulted primarily from increased sales commissions, the increase of marketing program spending and the effect of implementing SFAS 123R, partially offset by a decrease in headcount related expenses.
     Selling and marketing expense increased 9.3% to approximately $7.2 million, or 13.9% of total revenue, during the six months ended January 31, 2006 from approximately $6.6 million, or 11.5% of total revenue, during the six months ended January 31, 2005. The increase of approximately $0.6 million resulted primarily from increased sales commissions, the increase of marketing program spending and the effect of implementing SFAS 123R, partially offset by a decrease in headcount related expenses.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 14.5% to approximately $5.1 million, or 19.4% of total revenue, during the three months ended January 31, 2006 from approximately $6.0 million, or 21.0% of total revenue, during the three months ended January 31, 2005. The decrease of approximately $0.9 million was primarily the result of decreased salary expense resulting from a decreased headcount and decrease in bad debt expense, partially offset by the effect of implementing SFAS 123R.
     General and administrative expense decreased 11.5% to approximately $11.0 million, or 21.2% of total revenue, during the six months ended January 31, 2006 from approximately $12.4 million, or 21.7% of total revenue, during the six months ended January 31, 2005. The decrease of approximately $1.4 million was primarily the result of decreased salary expense resulting from a decreased headcount and decrease in bad debt expense, partially offset by the effect of implementing SFAS 123R.
     Operating Expenses — Impairment, Restructuring and Other
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.4 million during the three months ended January 31, 2006, as compared to approximately $0.5 million during the three months ended January 31, 2005. The $0.4 million and $0.5 million charge during the second fiscal quarter of 2006 and 2005 related to revised assumptions associated with our impaired facilities.
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.4 million during the six months ended January 31, 2006, as compared to approximately $1.5 million during the six months ended January 31, 2005. The $0.4 million charge recorded during the first half of fiscal year 2006 related to revised assumptions associated with our impaired facilities. The $1.5 million charge recorded during the first half of fiscal year 2005 related to revised assumptions associated with our impaired facilities, the abandonment of an administrative facility and an impairment charge for property and equipment, consisting primarily of leasehold improvements, relating to the same location.
     Interest Income
     During the three and six months ended January 31, 2006, interest income increased 73.3% and 92.9%, respectively, from the comparable prior periods to approximately $26,000 and $54,000, respectively. The increase of $11,000 and $26,000 for the three and six month periods is mainly due to an increase in the rate of interest on our security deposits.
     Interest Expense
     During the three and six months ended January 31, 2006, interest expense increased 4.6% and 4.4%, respectively, from the comparable prior year periods to approximately $2.0 million and $4.0 million, respectively. The increase of $0.1 million and $0.2 million for the current three and six month periods is primarily related to the addition of capital leases and an increase in the rate of interest on our financing line with SVB.

     Income Tax Expense
     The Company recorded $0.3 million and $0.6 million of deferred income tax expense during the three and six months ended January 31, 2006, respectively, as compared to $0.8 million and $0.8 million of deferred income tax expense during the comparable periods of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of January 31, 2006, our principal sources of liquidity included cash and cash equivalents and our financing agreement with Silicon Valley Bank (SVB). We had a working capital deficit of $80.6 million, including cash and cash equivalents of $1.9 million at January 31, 2006, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the six months ended January 31, 2006 was a decrease of $4.9 million. The primary uses of cash during the six months ended January 31, 2006 included $0.5 million of cash used for operating activities, $2.3 million for purchases of property and equipment and approximately $2.5 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the six months ended January 31, 2006 were $0.4 million in proceeds from a note payable. Net cash used for operating activities of $0.5 million during the six months ended January 31, 2006, resulted primarily from funding our $7.4 million net loss and $2.8 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $9.7 million. At January 31, 2006, we had an accumulated deficit of $463.4 million, and have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our accounts receivable financing line with SVB allows for maximum borrowing of $20.4 million and expires on April 29, 2006. On January 31, 2006, we had an outstanding balance under the amended agreement of $20.4 million. Borrowings are based on monthly recurring revenue. We are required to prepare and deliver a written request for an advance of up to three times the value of total recurring monthly revenue, calculated to be monthly revenue (including revenue from The New York State Department of Labor) less professional services revenue. SVB may then provide an advance of 85% of such value (or such other percentage as the bank may determine). The interest rate under the amended agreement is variable and is currently calculated at the bank’s published “prime rate” plus 4.0%. The financing agreement also contains certain affirmative and negative covenants and is secured by substantially all of our assets, tangible and intangible. Following the completion of certain equity or debt financings, and provided we continue to meet certain ratios, the interest rate shall be reduced to the bank’s prime rate plus 1.0%. In no event, however, will the bank’s prime rate be less than 4.25%. The accounts receivable financing line at July 31, 2005 is reported net of the remaining value ascribed to the related warrants of $53,000.
     At January 31, 2006, the Company had $1.2 million in outstanding standby letters of credit, issued in connection with facility and equipment lease agreements, which are 100% cash collateralized. Cash subject to collateral requirements has been recorded as restricted cash of which $1.0 million and $1.1 million is classified as non-current on our balance sheet at January 31, 2006 and July 31, 2005, respectively.
     We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions, making changes to our senior management and bringing costs more in line with projected revenue. We will need to find sources of additional financing, or refinance or restructure our existing indebtedness, in order to remain a going concern. In September 2005, we engaged financial advisors to assist us in refinancing our debt and, while there can be no assurances that we will be successful in our refinancing efforts, we believe we will conclude this process prior to our indebtedness coming due. We are obligated to use a significant portion of any proceeds raised in an equity or debt financing or by sales of assets to make payments on the notes payable to Waythere, Inc. (formerly known as Surebridge, Inc.), depending on the total net proceeds received by us in the financing (see Note 10(e)).

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
     In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements or results of operations.
     In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2006, are as follows:

		Less than				More than
Description	Total	1 Year		1-3 Years	4-5 Years	5 Years
	(In thousands)
Short/Long-term debt	$65,142	$65,096	(a)	$46	$—	$—
Interest on debt (b)	8,812	8,811		1	—	—
Capital leases	3,183	2,258		925	—	—
Operating leases	51	47		4	—	—
Bandwidth commitments	3,026	2,138		888	—	—
Maintenance for hardware/software	324	251		73	—	—
Property leases (c, d)	42,753	10,289		15,546	6,401	10,517

	$123,291	$88,890		$17,483	$6,401	$10,517

(a)	Amount includes the outstanding balance on the accounts receivable financing line as of January 31, 2006.

(b)	Amounts do not include future interest accruing on the accounts receivable financing line, as interest rate is variable.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
     With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At January 31, 2006, this restricted cash of approximately $1.2 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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
     Revenue Recognition. Revenue consists of monthly fees for Web site and Internet custom and packaged application management, hosting, colocation and professional services. The Company also derives a nonmaterial amount of revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time-and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year. If an event or circumstance indicates that it is more likely than not an impairment loss has been incurred, we review the valuation of goodwill on an interim basis. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations

     Risk Factors That May Affect Future Results
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
     We have negative working capital and significant indebtedness that must be repaid in the first half of calendar 2006; therefore, we need to obtain additional financing, which may not be available on favorable terms, or at all. We need to raise additional capital and it may not be available on favorable terms or at all. As of January 31, 2006, we had approximately $1.9 million of cash and cash equivalents and a working capital deficit of approximately $80.6 million. As of January 31, 2006, our outstanding balance under our Silicon Valley Bank amended accounts receivable financing agreement, which matures on April 29, 2006, was $20.4 million. As of January 31, 2006, our outstanding principal and accrued interest under the promissory notes we issued to Waythere, Inc. (in connection with the Surebridge acquisition), which mature on June 10, 2006, was approximately $40.5 million. As of January 31, 2006, our outstanding principal and accrued interest owed to Atlantic Investors, LLC, which matures upon the earlier to occur of April 3, 2006 or five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere, was approximately $3.7 million. As of January 31, 2006, our outstanding principal and accrued interest owed to the AppliedTheory Estate, which is due on June 13, 2006, was approximately $6.3 million. If we do not raise sufficient capital to repay our indebtedness or, if we do not refinance or restructure our indebtedness, a substantial amount of which becomes due and payable during calendar year 2006, our business likely will not continue as a going concern.
     We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern. We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each annual period. As of January 31, 2006, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $463.4 million. During the fiscal quarter ended January 31, 2006, we had a net loss of approximately $4.0 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2005 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.
     The convertible promissory notes we issued in the Surebridge acquisition may negatively affect our liquidity and our ability to obtain additional financing and operate and manage our business. On June 10, 2004, in connection with our acquisition of the Surebridge business, we issued two convertible promissory notes in the aggregate principal amount of approximately $39.3 million. We must repay the remaining outstanding principal of the notes, with all accrued interest, no later than June 10, 2006. On December 31, 2004, we repaid $800,000, and on August 1, 2005 we repaid $750,000 of the outstanding principal of the notes. The principal amounts under the promissory notes were further reduced by approximately $3.1 million as a result of certain working capital adjustments the parties agreed to in the original asset purchase agreement. Accrued interest related to the notes amounted to approximately $5.9 million as of January 31, 2006. If we realize net proceeds in excess of $1.0 million from equity or debt financings or sales of assets, we are obligated to make a payment on the notes equal to 75% of the net proceeds. The notes, or the prepayment obligation under the notes, may adversely affect our ability to raise or retain additional capital. If we commit an event of default under any of the promissory notes, which may include a default of obligations owed to other third parties, prior to the maturity date of the promissory notes, then the holders of the promissory notes may declare the notes immediately due and payable, which would adversely affect our liquidity and our ability to manage our business. Furthermore, the promissory notes contain restrictive covenants, including with respect to our ability to incur additional indebtedness.
     Our common stockholders may suffer significant dilution in the future upon the conversion of outstanding securities and the issuance of additional securities in potential future acquisitions or financings. The outstanding principal and accrued interest on the two promissory notes issued to Waythere, Inc. (formerly known as Surebridge, Inc.) are convertible into shares of our common stock at a conversion price of $4.642, at the election of the holder. If the promissory notes are converted into shares of common stock, Waythere may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. Should Waythere elect to convert the entire principal and accrued interest outstanding under of its two convertible promissory notes into shares of our common stock, Waythere would own approximately 11.7 million shares of our common stock. Based on our capitalization as of January 31, 2006, Waythere would own approximately 32% of our outstanding shares of common stock.
     In addition, our stockholders will experience further dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.
     On January 22, 2004, we filed with the Securities and Exchange Commission a Registration Statement on Form S-2 to register shares of our common stock to issue and sell in a public offering to raise additional funds. In the event we are not successful in raising capital through this public offering, we will be required to expense $0.7 million of associated offering expenses which are presently included in “Prepaid expenses and other current assets” on our January 31, 2006 Consolidated Balance Sheet. If we do not complete the planned public offering, or if we do complete the planned public offering and then use a significant portion of the net proceeds we receive to repay debt or acquire a company, technology or product, we will need to raise additional capital through various other equity or debt financings, and such capital may not be available on favorable terms or at all.
     Our financing agreement with Silicon Valley Bank includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of January 31, 2006, we owed Silicon Valley Bank approximately $24.0 million under our amended accounts receivable financing agreement. The accounts receivable financing agreement restricts our ability to:
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
     A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows. The New York State Department of Labor represented approximately 10% of our consolidated revenue for the six months ended January 31, 2006. The New York State Department of Labor has been a long-term customer of ours, but we cannot assure you that we will be able to retain this customer. We also cannot assure you that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, The New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.
     Atlantic Investors may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions. Atlantic Investors owns approximately 60% of our outstanding capital stock as of January 31, 2006. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million due upon the earlier to occur of April 3, 2006, and five business days after our receipt of net proceeds from a financing or a sale of assets of at least $13.0 million, after our satisfaction of the mandatory prepayment obligations under the promissory notes issued to Waythere. As of January 31, 2006, we had recorded accrued interest on this note in the amount of $0.7 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors has the ability to control the election of directors and to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which could adversely affect the market price of our common stock.
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
     Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 4.0% of our total revenue during the six months ended January 31, 2006. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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
     Changes in Internal Control Over Financial Reporting. There was no change in NaviSite’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.
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
     Wrongful Termination Claim
     This lawsuit for wrongful termination was filed in the Superior Court of the State of California, Santa Clara County (Case No. 104CV031471) against NaviSite, Inc. and one of its former employees. Plaintiffs were two female former employees of NaviSite who were terminated from their employment in 2004 as part of a reduction in force. One plaintiff alleged unlawful discrimination based on age and gender, and the other plaintiff alleged unlawful discrimination based on gender and retaliation for taking maternity leave. NaviSite’s management and the co-named former employee denied all claims and vigorously defended the lawsuit. On November 1, 2005, NaviSite entered into a settlement agreement with both of the plaintiffs, pursuant to which NaviSite is required to make an aggregate payment of $500,000, payable over time. As of July 31, 2005, we had accrued $500,000 for this settlement, of which we have paid $300,000 in the second quarter and $100,000 in the third quarter of fiscal year 2006. The balance, as of January 31, 2006, is included in “Accrued expenses and other current liabilities” on our Consolidated Balance Sheet.
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2005 Annual meeting of Stockholders of the Company (the “Annual Meeting”) held on December 8, 2005, the following matters were acted upon by the stockholders of the Company:
1.	The election of six members of the board of directors of the Company to serve for a one-year term; and

2.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 28, 2005 was 28,487,260. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of six members of the board of directors:
Andrew Ruhan	21,512,718	65,581	N/A	N/A	N/A
Arthur P. Becker	21,512,450	65,849	N/A	N/A	N/A
Gabriel Ruhan	21,511,418	66,881	N/A	N/A	N/A
James H. Dennedy	21,566,568	11,731	N/A	N/A	N/A
Larry W. Schwartz	21,565,450	12,849	N/A	N/A	N/A
Thomas R. Evans	21,566,638	11,661	N/A	N/A	N/A
Ratification of Independent Registered Public Accounting Firm	21,572,915	N/A	3,243	2,141
Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006	NAVISITE, INC.
	By:	/s/ John J. Gavin, Jr.
John J. Gavin Jr.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Letter from Atlantic Investors, LLC dated as of January 31, 2006 is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2006 (File No. 000-27597).

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