Form 10-Q
period 2006-04-30
NAVISITE INC
filed 2006-06-14
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
     As of June 8, 2006, there were 28,876,559 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2006

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 6. Exhibits
Ex-10.1 - Credit & Guaranty Agreement
EX-10.2 - Amendment No. 1 to Credit & Guaranty Agreement
EX-10.3 - Pledge and Security Agreement
EX-10.4 - Warrant Purchase Agreement
EX-10.5 - Warrant No. 1
EX-10.6 - Warrant No.2
EX-10.7 - Amended & Restated Loan Agreement
EX-10.8 - Loan Agreement
EX-10.9 - Atlantic Fund Guaranty
EX-10.10 - Subordination Agreement
EX-31.1 - Sec 302 Certification of CEO
EX-32.1 - Sec 302 Cerification of CFO
EX-32.1 - Sec 906 Certification of CEO
EX-32.2 - Sec 906 Certification of CFO

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	April 30,	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$732	$6,816
Accounts receivable, less allowance for doubtful accounts of $2,131 and $2,887 at April 30, 2006 and July 31, 2005, respectively	12,146	10,688
Unbilled accounts receivable	510	363
Due from related party	43	101
Prepaid expenses and other current assets	9,002	2,806

Total current assets	22,433	20,774
Property and equipment, net	15,354	15,199
Customer lists, less accumulated amortization of $16,938 and $13,228 at April 30, 2006 and July 31, 2005, respectively	12,853	16,563
Goodwill	43,159	43,159
Other assets	7,240	4,383
Restricted cash	969	1,099

Total assets	$102,008	$101,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$—	$20,347
Notes payable, current portion	1,171	1,145
Notes payable to the AppliedTheory Estate	6,000	6,000
Note payable to related party	—	3,000
Convertible notes payable to Waythere (formerly Surebridge)	—	35,361
Capital lease obligations, current portion	1,978	1,259
Accounts payable	8,730	8,122
Accrued expenses and other current liabilities	12,702	20,794
Deferred revenue and customer deposits	3,152	2,306

Total current liabilities	33,733	98,334
Capital lease obligations, less current portion	423	1,105
Accrued lease abandonment costs, less current portion	820	1,359
Long term liabilities	3,208	1,304
Deferred tax liability	2,218	1,338
Note payable to related party	3,000	—
Note payable, less current portion	59,387	409

Total liabilities	102,789	103,849

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at April 30, 2006 and July 31, 2005	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,709 at April 30, 2006 and 28,487 at July 31, 2005	287	285
Deferred compensation	—	(633)
Accumulated other comprehensive income	193	156
Additional paid-in capital	465,563	453,458
Accumulated deficit	(466,824)	(455,938)

Total stockholders’ equity (deficit)	(781)	(2,672)

Total liabilities and stockholders’ equity (deficit)	$102,008	$101,177

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Revenue	$27,850	$26,762	$79,524	$83,969
Revenue, related parties	73	34	144	102

Total revenue	27,923	26,796	79,668	84,071

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $236 and $730 for three and nine months ended April 30, 2006, respectively, $0 for comparable periods of 2005.)	19,125	18,881	55,495	62,335
Impairment, restructuring and other	—	381	—	415

Total cost of revenue	19,125	19,262	55,495	62,750

Gross profit	8,798	7,534	24,173	21,321

Operating expenses:
Selling and marketing (includes stock-based compensation expense under SFAS 123R of $93 and $258 for three and nine months ended April 30, 2006, respectively, $0 for comparable periods of 2005.)	4,281	3,469	11,485	10,063
General and administrative (includes stock-based compensation expense under SFAS 123R of $663 and $2,124 for three and nine months ended April 30, 2006, respectively, $0 for comparable periods of 2005.)	5,441	5,373	16,421	17,783
Impairment, restructuring and other	136	(448)	513	1,057

Total operating expenses	9,858	8,394	28,419	28,903

Loss from operations	(1,060)	(860)	(4,246)	(7,582)
Other income (expense):
Interest income	137	21	191	49
Interest expense	(2,377)	(1,996)	(6,369)	(5,821)
Other income (expense), net	145	89	418	165

Loss before income tax expense	(3,155)	(2,746)	(10,006)	(13,189)
Income tax expense	(293)	(287)	(880)	(1,052)

Net loss	$(3,448)	$(3,033)	$(10,886)	$(14,241)

Basic and diluted net loss per common share	$(0.12)	$(0.11)	$(0.38)	$(0.51)

Basic and diluted weighted average number of common shares outstanding	28,554	28,463	28,505	28,108

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,	April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,886)	$(14,241)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,477	11,085
Impairment of long-lived assets related to abandoned leases	—	760
Gain on disposal of assets	—	(13)
Costs associated with abandoned leases	513	713
Amortization of warrants	158	80
Non-cash stock compensation	3,112	578
Provision for bad debts	50	1,820
Avasta settlement in common stock	—	490
Deferred income tax expense	880	1,051
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,508)	1,198
Unbilled accounts receivable	(147)	1,133
Due from related party	58	(7)
Prepaid expenses and other current assets, net	(2,222)	1,399
Long term assets	(873)	393
Accounts payable	607	2,509
Long-term liabilities	778	3,388
Accrued expenses, deferred revenue, customer deposits and other current liabilities	(7,710)	(9,739)

Net cash provided by (used for) operating activities	(7,713)	2,597

Cash flows from investing activities:
Purchase of property and equipment	(4,327)	(3,305)
Proceeds from the sale of equipment	—	433

Net cash used for investing activities	(4,327)	(2,872)

Cash flows from financing activities:
Restricted cash	(6,400)	540
Proceeds from exercise of stock options	527	89
Proceeds from notes payable	70,436	1,003
Repayment of notes payable	(22,460)	(1,206)
Payments on note payable to Waythere, Inc. (formerly Surebridge)	(34,611)	(800)
Payments on capital lease obligations	(1,536)	(980)

Net cash provided by (used for) financing activities	5,956	(1,354)

Net decrease in cash	(6,084)	(1,629)
Cash and cash equivalents, beginning of period	6,816	3,195

Cash and cash equivalents, end of period	$732	$1,566

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,550	$2,188
Equipment purchased under capital lease agreements	$1,578	$296
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 950 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategy. NaviSite has 14 state-of-the-art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
(a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended April 30, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2006.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
(c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $7.5 million and $1.2 million as of April 30, 2006 and July 31, 2005, including $6.5 million and $0.1 million which is classified as short-term on the Consolidated Balance Sheet as of April 30, 2006 and July 31, 2005, respectively and is included in “Prepaid expenses and other current assets”. The April 30, 2006 balance primarily represents cash held in escrow for payment to the AppliedTheory Estate against the Note Payable and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases. The July 31, 2005 balance represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
(f) Financial Instruments and Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, software agreements, notes payable, accounts payable, and accrued expenses. As of April 30, 2006, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 10% and 8% of our total revenue for the nine months ended April 30, 2006 and 2005, respectively. Accounts receivable included approximately $1.7 million due from this third-party customer at April 30, 2006.

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
     Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. For US grants, the Company generally grants options under its equity plan that vest as to 25% of the original number of shares on the six month anniversary of the date of grant and thereafter in equal monthly amounts over the three year period commencing on the six month anniversary of the date of grant. In February 2006, the Company issued its first option grants to its India employees. The options vest as to 33.33% of the original number of shares on the ninth month following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the ninth month following the date of grant.
     Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued with exercise prices set below market prices on the date of grant. During the three and nine months ended April 30, 2005, we recognized compensation expense of approximately $198,000 and $578,000, respectively, for stock options in our Consolidated Statement of Operations. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Nine Months Ended
	April 30, 2005	April 30, 2005
	(in thousands, except	(in thousands, except
	per share data)	per share data)
Net Loss, as reported	$(3,033)	$(14,241)
Add: Stock based employee compensation expense from the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	$198	$578
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$(1,989)	$(4,348)

Net Loss, as adjusted	$(4,824)	$(18,011)

Net Loss per common share:
Basic and diluted-as reported	$(0.11)	$(0.51)
Basic and diluted-as adjusted	$(0.17)	$(0.64)
     Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005, in our Consolidated Statement of Operations for the first quarter of fiscal year 2006. During the quarter ended April 30, 2006, we recognized approximately $236,000 in cost of revenue compensation expense, $93,000 in sales and marketing compensation expense and $663,000 in general and administrative compensation expense for stock options. For the nine months ended April 30, 2006, we recognized approximately $730,000 in cost of revenue compensation expense, $258,000 in sales and marketing compensation expense and $2,124,000 in general and administrative compensation expense for stock options.
     The total remaining unrecognized compensation cost related to nonvested awards is $4.9 million. The weighted average period over which the cost is expected to be recognized is 2.09 years.
     Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures when they are expected to differ. For the three months ended April 30, 2006, we estimated that 5% of options granted will be forfeited before the first vesting tranche. Forfeitures after the first vesting tranche are estimated to not be material. Prior to the quarter ended April 30, 2006, we estimated that 15% of options granted would be forfeited before the first vesting tranche. This change in accounting estimate was reflected by recognizing an immaterial cumulative adjustment in compensation cost in the quarter ended April 30, 2006.
     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price. Upon exercise of options, the Company issues shares of common stock.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Risk-free interest rate	4.74%	3.11%	4.48%	3.10%
Expected volatility	106.07%	126.55%	105.83%	126.44%
Expected life(years)	2.62	2.11	2.37	2.11
Weighted average fair value of options granted	$1.31	$1.87	$1.04	$1.87

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table reflects stock option activity under the Company’s equity plans for the nine months ending April 30, 2006.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of year	6,086,655	$3.26	—	—
Granted	1,938,125	$1.66	—	—
Exercised	(221,421)	$2.38	—	—
Forfeited or Expired	(978,002)	$3.93	—	—
Options Outstanding, April 30, 2006	6,825,357	$2.74	8.56	$10,856,486
Options Exercisable, April 30, 2006	3,295,745	$3.38	7.98	$3,835,446
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
     For the three and nine months ended April 30, 2006 and 2005, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three and nine months ended April 30, 2006, there were 1,932,517 and 213,706 dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and nine months ended April 30, 2005, there were 176,524 and 469,402 dilutive shares, respectively, related to warrants, employee stock options and unissued shares related to the Avasta settlement that were excluded as they have an anti-dilutive effect due to the net loss during these periods.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In February 2006, the FASB issued Statement of Financial Accounting Standard No.155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.
(3) Liquidity
     As of April 30, 2006, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3 million provided by Silver Point and a term loan agreement with Atlantic Investors LLC for a maximum amount of $5 million. We had a working capital deficit of $11.3 million, including cash and cash equivalents of $0.7 million at April 30, 2006, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the nine months ended April 30, 2006 was a decrease of $6.1 million. The primary uses of cash during the nine months ended April 30, 2006 included $7.7 million of cash used for operating activities, $4.3 million for purchases of property and equipment and approximately $58.6 million in repayments on notes payable and capital lease obligations. Our financing activities during the nine months ended April 30, 2006 provided approximately $71.0 million of cash consisting primarily of $70.0 million in proceeds from a term loan, $ 0.5 million in proceeds received from exercise of stock options and $0.4 million in proceeds from notes payable. Net cash used for operating activities of $7.7 million during the nine months ended April 30, 2006, resulted primarily from funding our $10.9 million net loss and $11.0 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $14.2 million. At April 30, 2006, we had

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an accumulated deficit of $466.8 million. We have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. As of April 30, 2006, we had no amounts outstanding under this revolving credit facility with Silver Point.
     Our term loan with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic Term Loan shall be paid in full no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic Term Loan shall bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. Interest may be paid in cash or quarterly by promissory notes executed by the Company on behalf of Atlantic. As of April 30, 2006, we had no amounts outstanding under our Term Loan with Atlantic Investors LLC.
     The audit report on our fiscal year 2005 consolidated financial statements from KPMG LLP, our independent registered public accounting firm, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot give any assurance that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth. We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions and bringing costs more in line with projected revenue. We may need to find sources of additional financing, in order to remain a going concern.
     Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing lines with Silver Point and Atlantic among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
(4) Impairment of Long-Lived Assets
     During the nine months ended April 30, 2005, the Company recorded a $0.8 million impairment charge for property and equipment, consisting primarily of unamortized leasehold improvements related to our 10 Maguire Road facility in Lexington, MA. The impairment charge is included in “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations (see Note 11). No impairment charges related to long-lived assets were recorded during the nine months ended April 30, 2006.
(5) Property and Equipment

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Property and equipment at April 30, 2006 and July 31, 2005 are summarized as follows:

	April 30,	July 31,
	2006	2005
	(In thousands)
Office furniture and equipment	$3,282	$3,159
Computer equipment	43,667	38,690
Software licenses	11,121	10,658
Leasehold improvements	9,770	9,369

	67,840	61,876
Less: Accumulated depreciation and amortization	(52,486)	(46,677)

Property and equipment, net	$15,354	$15,199

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, shorter of the useful life or the life of the lease.
     Equipment valued at approximately $0.4 million and $1.6 million was purchased under capital leases during the three and nine months ended April 30, 2006.
(6) Intangible Assets
     The gross carrying amount and accumulated amortization as of April 30, 2006 and July 31, 2005 for customer lists related to prior acquisitions are as follows:

	April 30,	July 31,
	2006	2005
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(16,938)	(13,228)

Customer lists, net	$12,853	$16,563

     Intangible asset amortization expense for the three and nine months ended April 30, 2006 and 2005 aggregated $1.2 million and $3.7 million, and $1.4 million and $4.3 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2006 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2006	2005
	(In thousands)
Accrued payroll, benefits and commissions	$3,820	$3,846
Accrued legal	712	1,361
Accrued accounts payable	2,382	2,896
Accrued interest	821	5,494
Accrued contract termination fees	491	429
Accrued lease abandonment costs, current portion	1,653	2,435
Accrued taxes	1,076	1,075
Other accrued expenses and current liabilities	1,747	3,258

	$12,702	$20,794

(10) Debt
     Debt consists of the following:

	April 30,	July 31,
	2006	2005
	(In thousands)
Accounts receivable financing line, net	$—	$20,347
The Senior Secured Term Loan	59,879	—
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to the Atlantic Investors	3,000	3,000
Notes payable to landlord	537	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	—	35,361
Other notes payable	142	397

Total	69,558	66,262
Less current portion	7,171	65,853

Long-term debt	$62,387	$409

(a) Term Loan and Revolving Credit Facility
     On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility (the Credit Facility) with a financial institution, (the Lender) to repay certain maturing debt and increase borrowing available for corporate purposes. The Credit Facility consists of a $70 million five year single-draw Term Loan and a $3.0 million Revolving Credit Facility. Borrowings under the Term Loan are guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we are required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we are scheduled to

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
make quarterly repayments of the principal. The maturity date of the Term Loan is April 11, 2011. The Lender is entitled to prepayment of the outstanding balance under the Term Loan, if any, upon the occurrence of various events, including among others, if the Company sells assets and does not reinvest the proceeds in assets, receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing shall not be subject to the mandatory prepayment requirement. Generally, prepayments are subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment. The unpaid amount of the Term Loan and accrued interest and all other obligations shall become due and payable immediately upon occurrence and continuation of any event of default. Under the Term Loan agreement, we must comply with various financial and non-financial covenants. The financial covenants include among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EDITDA and maximum annual capital expenditure. The primary non-financial covenants limit our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock.
     Outstanding amounts of the Term Loan bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeds the LIBOR Rate plus 5% in year one or (b) exceeds the LIBOR Rate plus 7% for the years thereafter, such amounts will be capitalized and added to the outstanding principal amount of the Term Loan and shall incur interest. Outstanding amounts under the Revolving Credit Facility bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We are required, under our senior secured term loan facility with Silver Point Finance, to purchase interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate of not more than 6.5% per annum, which was entered into in May 2006 for a cost of approximately $0.3 million.
     As of April 30, 2006, we had $70.1 million outstanding under the Term Loan and had accrued approximately $0.4 million in interest related to this Term Loan. The amount borrowed was used to repay our accounts receivable financing line with Silicon Valley Bank, convertible notes and interest payable to Waythere, Inc. (formerly Surebridge, Inc.) and to pay transaction fees and expenses relating to the loan. In addition, $6.4 million of the borrowed amount is being held in an escrow account to payoff notes payable and accrued interest to the AppliedTheory Estate. As of April 30, 2006, we had not yet borrowed under the Credit Facility.
     In connection with the Credit Facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants may not be exercised until after 90 days following the closing date of the Credit Facility and will expire on April 11, 2016. The warrants were fair valued using the Black-Scholes option-pricing model and are recorded in our Consolidated Balance Sheets as a discount to the loan amount, based on a relative fair value of $9.1 million and will be amortized into interest expense, using the effective interest method over the five-year term of the Credit Facility.
     Based upon the guidance in SFAS 133, the Company concluded that the prepayment penalty of the Credit Facility met the definition of an embedded derivative and was required to be accounted for separately. The embedded derivative feature was bi-furcated and the fair market value of the embedded derivative was determined using a probability weighted discounted cash flow analysis. As of April 30, 2006, the embedded derivative value was calculated to be approximately $1.3 million and was included as a reduction to the Term Loan in the Consolidated Balance Sheets. The embedded derivative is recorded at fair market value with changes in value to be recognized during the period of change. The debt discount recorded as a result of the embedded derivate will be amortized into interest expense over the five-year term of the Credit Facility.
(b) Note Payable to Atlantic Investors, LLC
     On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. The Atlantic Loan bears an interest rate of 8% per annum. On April 11, 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in connection

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic dated January 29, 2003. Under the Atlantic amendment and related transaction documents, Atlantic agreed to reduce the availability of the Atlantic Loan to the amount outstanding as of April 11, 2006 of $3.0 million and approximately $0.7 million of accrued interest, agreed that this indebtedness shall be an unsecured obligation of the Company, agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point and agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full.
     In the event the Company’s outstanding repayment obligations under the Atlantic Loan are not paid in full on or before the date that is 90 days after the closing date of the Silver Point transaction, Atlantic shall have the right, but not the obligation, at all times thereafter until Atlantic receives full payment, of converting such outstanding amounts into shares of the Company’s common stock by dividing (i) the dollar value of the outstanding obligation by (ii) $2.81 (the fair value on the date of issue), rounded to the nearest whole share.
     At April 30, 2006, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Long Term Note Payable to Related Party on our Consolidated Balance Sheet. On April 30, 2006, we had approximately $0.7 million in accrued interest related to this note.
(c) Term Loan with Atlantic Investors, LLC
     On April 11, 2006, we entered into an unsecured subordinated Term Loan Agreement with Atlantic Investors LLC, in connection with and as a condition precedent to the Silver Point credit facility, whereby the Company established a subordinated term loan facility with Atlantic (the “Atlantic Term Loan”) in the amount not to exceed $5 million. Credit advances under the Atlantic Term Loan shall bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at the Company’s option, be paid in cash or quarterly by promissory notes executed by the Company on behalf of Atlantic. All outstanding amounts under the Atlantic Term Note shall be paid in full by the Company no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Credit Facility have been paid in full.
     We plan to use the proceeds of the Atlantic Term Loan, if needed, for general corporate and working capital purposes of the Company and its subsidiaries. As of April 30, 2006, there were no borrowings outstanding under the Atlantic Term Loan.
(d) Notes Payable to the AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At April 30, 2006, we had approximately $0.4 million in accrued interest related to these notes. At April 30, 2006, we had borrowed $6.4 million from Silver Point Finance as part of the Term Loan and placed it in an escrow account reserved to repay these notes. This $6.4 million in escrow is included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
(e) Notes Payable to Landlord
     As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility was transferred into a note payable (Landlord Note). The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on November 1, 2006. The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space.
     In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on March 1, 2007.
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities: During the third quarter of fiscal year 2006, we recorded lease impairment charges of approximately $0.1 million due to revisions in sublease assumptions for previously abandoned facilities. During the first nine months of fiscal year 2005, we recorded $0.7 million of lease impairment charges, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road, in Lexington, MA, an adjustment relating to a lease modification for one of our Syracuse facilities and revisions in assumptions associated with other impaired facilities.
     All lease impairment expense amounts recorded are included in the captions “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the nine months ended April 30, 2006 are as follows (in thousands):

			Purchase
	Balance at		Accounting	Payments, less
Lease Abandonment	July 31,		and Other	accretion of	Balance at
Costs for:	2005	Expense	Adjustments	interest	April 30, 2006
Andover, MA	$796	$—	$—	$(158)	$638
Chicago, IL	866	—	7	(148)	725
Houston, TX	699	123	—	(325)	497
Syracuse, NY	255	151	—	(253)	153
Syracuse, NY	36	11	—	(24)	23
San Jose, CA	582	240	—	(449)	373
Atlanta, GA	124	—	15	(84)	55
Atlanta, GA	66	—	—	(57)	9
Lexington, MA	370	(12)	(15)	(343)	—

	$3,794	$513	$7	$(1,841)	$2,473

     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments are as follows as of April 30, 2006:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$79,791	$7,171	$5,409	$8,600	$11,200	$47,411	$—
Interest on debt	36,586	7,770	7,053	6,496	5,625	9,642	—
Capital leases	2,598	2,156	415	27	—	—	—
Operating leases	39	39	—	—	—	—	—
Bandwidth commitments	2,465	1,743	604	118	—	—	—
Maintenance for hardware/software	261	237	23	1	—	—	—
Property leases (a, b)	45,424	9,918	8,752	6,670	4,440	1,983	13,661

	$167,164	$29,034	$22,256	$21,912	$21,265	$59,036	$13,661

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a)Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
(b)On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease. With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At April 30, 2006, this restricted cash of approximately $1.1 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order in Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the plaintiffs in the IPO Securities Litigation. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006 in order to consider the written and oral submissions addressing whether the Court should enter final approval of the settlement; the matter was taken under advisement and remains pending with the Court. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover more than the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
     We believe that the allegations against us are without merit and, if the settlement is not approved by the Court and finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) Income Tax Expense
     The Company recorded $0.3 million and $0.9 million of deferred income tax expense during the three and nine months ended April 30, 2006, respectively, as compared to $0.3 million and $1.1 million of deferred income tax expenses during the comparable periods of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expenses resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004 and the acquisition of certain Applied Theory assets by Clearblue Technologies Management, Inc. prior to the pooling of interest in December 2002. Accordingly, the acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

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
Our services include:
Hosting Services
•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

•	Software as a Service — Enablement of Software as a Service to the ISV community.
Outsourcing Services
•	Planning Services — Services include IT assessment, enterprise architecture planning, Web strategy, performance assessment and tuning.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design

•	Management Services — Services include custom application management and remote infrastructure management.
Professional Services
•	For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement and maintain these applications.

•	Optimize scalable, business-driven software solutions. Specific services include planning, implementation, maintenance, optimization and compliance services.
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
     We currently operate in 13 data centers in the United States and one data center in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
     We currently service approximately 920 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
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
Results of Operations for the Three and Nine Months Ended April 30, 2006 and 2005
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenue	99.7%	99.9%	99.8%	99.9%
Revenue, related parties	0.3%	0.1%	0.2%	0.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	68.5%	70.5%	69.7%	74.1%
Impairment, restructuring and other	0.0%	1.4%	0.0%	0.5%

Total cost of revenue	68.5%	71.9%	69.7%	74.6%

Gross profit	31.5%	28.1%	30.3%	25.4%

Operating expenses:
Selling and marketing	15.3%	12.9%	14.4%	12.0%
General and administrative	19.5%	20.1%	20.6%	21.1%
Impairment, restructuring and other	0.5%	(1.7)%	0.6%	1.3%

Total operating expenses	35.3%	31.3%	35.7%	34.4%

Loss from operations	(3.8)%	(3.2)%	(5.3)%	(9.0)%

Other income (expense):
Interest income	0.5%	0.1%	0.2%	0.1%
Interest expense	(8.5)%	(7.4)%	(8.0)%	(6.9)%
Other income (expense), net	0.5%	0.3%	0.5%	0.2%

Loss before income tax expense	(11.3)%	(10.2)%	(12.6)%	(15.7)%
Income tax expense	(1.0)%	(1.1)%	(1.1)%	(1.3)%

Net loss	(12.3)%	(11.3)%	(13.7)%	(16.9)%

Comparison of the Three and Nine Months Ended April 30, 2006 and 2005
Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.

     Total revenue for the three months ended April 30, 2006 increased 4.1% to approximately $27.9 million from approximately $26.8 million for the three months ended April 30, 2005. The overall growth of $1.1 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the three months ended April 30, 2006 and 2005 totaled $73,000 and $34,000, respectively.
     Total revenue for the nine months ended April 30, 2006 decreased 5.4% to approximately $79.5 million from approximately $84.0 million for the nine months ended April 30, 2005. Approximately $3.2 million of the overall reduction of $4.5 million is attributable to the sale of the Microsoft Business Solutions Software Resell and Professional Services Practice in July 2005, with the remaining decrease in revenue attributable to net lost customer revenue. Revenue from related parties during the nine months ended April 30, 2006 and 2005 totaled $144,000 and $102,000, respectively.
     One unrelated customer accounted for 10% and 8% of our total revenue during the first nine months of fiscal year 2006 and 2005, respectively.
Cost of Revenue
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended April 30, 2006, decreased approximately 1.0% to $19.1 million from approximately $19.3 million for the three months ended April 30, 2005. As a percentage of revenue, total cost of revenue decreased from 71.9% of revenue for the three months ended April 30, 2005 to 68.5% of revenue for the three months ended April 30, 2006. The decrease in cost of revenue of $0.2 million resulted primarily from decreased salary expense resulting from a reduction in headcount, a decrease in hardware and software maintenance costs, costs related to the sale of our MBS practice, depreciation and amortization and facilities related charges, partially offset by the effect of implementing SFAS 123R. During the three months ended April 30, 2005, we recorded a $381,000 lease abandonment charge related to certain data center leases as a component of total cost of revenue. No such charge was recorded during the same period of fiscal year 2006.
     Total cost of revenue for the nine months ended April 30, 2006, decreased approximately 11.6% to $55.5 million from approximately $62.8 million for the nine months ended April 30, 2005. As a percentage of revenue, total cost of revenue decreased from 74.6% of revenue for the nine months ended April 30, 2005 to 69.7% of revenue for the nine months ended April 30, 2006. The decrease in cost of revenue of $7.3 million resulted primarily from decreased salary expense resulting from a reduction in headcount, a decrease in hardware and software maintenance costs, costs related to the sale of our MBS practice, depreciation and amortization and facilities related charges, partially offset by the effect of implementing SFAS 123R. During the first nine months of fiscal year 2005, we recorded a $415,000 lease abandonment charge related to certain data center leases as a component of total cost of revenue. No such charge was recorded during the same period of fiscal year 2006.
Gross Profit
     Gross profit of $8.8 million for the three months ended April 30, 2006 increased approximately $1.3 million, or 16.8%, from a gross profit of approximately $7.5 million for the three months ended April 30, 2005. Gross profit for the third fiscal quarter of 2006 represented 31.5% of total revenue, as compared to 28.1% of total revenue for the third fiscal quarter of 2005.
     Gross profit of $24.2 million for the nine months ended April 30, 2006 increased approximately $2.9 million, or 13.6%, from a gross profit of approximately $21.3 million for the nine months ended April 30, 2005. Gross profit for the first nine months of fiscal year 2006 represented 30.3% of total revenue, as compared to 25.4% of total revenue for the comparable period last year. The gross profit increase for the three and nine month period was primarily due to the decrease in cost of revenue as discussed above.
     Operating Expenses

     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, traveling, product literature, trade shows, and marketing and direct mail programs.
     Selling and marketing expense increased 23.4% to approximately $4.3 million, or 15.3% of total revenue, during the three months ended April 30, 2006 from approximately $3.5 million, or 12.9% of total revenue, during the three months ended April 30, 2005. The increase of approximately $0.8 million resulted primarily from the effect of implementing SFAS 123R, and the increase of marketing program spending, partially offset by a decrease in headcount related expenses.
     Selling and marketing expense increased 14.1% to approximately $11.5 million, or 14.4% of total revenue, during the nine months ended April 30, 2006 from approximately $10.1 million, or 12.0% of total revenue, during the nine months ended April 30, 2005. The increase of approximately $1.4 million resulted primarily from the effect of implementing SFAS 123R, and the increase of marketing program spending, partially offset by a decrease in headcount related expenses.
General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense of approximately $5.4 million during the three months ended April 30, 2006 and 2005, slightly decreased as a percentage of total revenue from 20.1% to 19.5%. The decrease of approximately 0.6% was primarily the result of decreased salary expense resulting from a decreased headcount, decrease in bad debt expense and increase in revenue, partially offset by the effect of implementing SFAS 123R.
     General and administrative expense decreased 7.7% to approximately $16.4 million, or 20.6% of total revenue, during the nine months ended April 30, 2006 from approximately $17.8 million, or 21.1% of total revenue, during the nine months ended April 30, 2005. The decrease of approximately $1.4 million was primarily the result of decreased salary expense resulting from a decreased headcount and decrease in bad debt expense, partially offset by the effect of implementing SFAS 123R.
Operating Expenses — Impairment, Restructuring and Other
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.1 million during the three months ended April 30, 2006, as compared to a gain of approximately $0.4 million during the three months ended April 30, 2005. The $0.1 million charge during the third fiscal quarter of 2006 related to revised assumptions associated with our impaired facilities. During the three months ended April 30, 2005, the Company settled an impairment for our La Jolla, CA facility, which resulted in a $0.6 million credit, partially offset by revised assumptions associated with our impaired facilities.
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.5 million during the nine months ended April 30, 2006, as compared to approximately $1.1 million during the nine months ended April 30, 2005. The $0.5 million charge recorded during the first nine months of fiscal year 2006 related to revised assumptions associated with our impaired facilities. The $1.1 million charge recorded during the first half of fiscal year 2005 related to revised assumptions associated with our impaired facilities, the abandonment of an administrative facility and an impairment charge for property and equipment, consisting primarily of leasehold improvements, relating to the same location, which was partially offset by a credit in third quarter as explained above.
Interest Income
     During the three and nine months ended April 30, 2006, interest income increased 552.4% and 289.8%, respectively, from the comparable prior periods to approximately $137,000 and $191,000, respectively. The increase of $116,000 and $142,000 for the three and nine month periods is mainly due to an increase in the rate of interest on our security deposits, interest earned on our escrow account and interest on a settlement awarded by the court in favor of the Company.
Interest Expense
     During the three and nine months ended April 30, 2006, interest expense increased 19.1% and 9.4%, respectively, from the comparable prior year periods to approximately $2.4 million and $6.4 million, respectively. The increase of $0.4 million and $0.5 million for the three and nine month periods is primarily related to amounts drawn during the third quarter on our Term Loan, the addition of capital leases and an increase in the rate of interest on our financing line with SVB.
Income Tax Expense
     The Company recorded $0.3 million and $0.9 million of deferred income tax expense during the three and nine months ended April 30, 2006, respectively, as compared to $0.3 million and $1.1 million of deferred income tax expenses during the comparable periods of fiscal year 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expenses resulted from tax goodwill amortization related to the Surebridge acquisition in June 2004 and the acquisition of certain Applied Theory assets by Clearblue Technologies Management, Inc. prior to the pooling of interest in December 2002. Accordingly, the acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite periods.
Liquidity and Capital Resources
     As of April 30, 2006, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3 million provided by Silver Point and a term loan agreement with Atlantic Investors LLC, for a maximum amount of $5 million. We had a working capital deficit of $11.3 million, including cash and cash equivalents of $0.7 million at April 30, 2006, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.
     The total net change in cash and cash equivalents for the nine months ended April 30, 2006 was a decrease of $6.1 million. The primary uses of cash during the nine months ended April 30, 2006 included $7.7 million of cash used for operating activities, $4.3 million for purchases of property and equipment and approximately $58.6 million in repayments on notes payable and capital lease obligations. Our financing activities during the nine months ended April 30, 2006 provided approximately $71.0 million of cash consisting primarily of $70.0 million in proceeds from a term loan, $0.5 million in proceeds received from exercise of stock options and $0.4 million in proceeds from notes payable. Net cash used for operating activities of $7.7 million during the nine months ended April 30, 2006, resulted primarily from funding our $10.9 million net loss and $11.0 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $14.2 million. At April 30, 2006, we had an accumulated deficit of $466.8 million. We have reported losses from operations since incorporation. At July 31, 2005, we had an accumulated deficit of $455.9 million.
     Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. As of April 30, 2006, we had no amounts outstanding under this revolving credit facility with Silver Point.
     Our term loan with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic Term Loan shall be paid in full no later than the date that is 90 days after the earlier of:

(a) April 11, 2011, and (b) the date all obligations under Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic Term Loan shall bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus the floating rate of LIBOR. Interest may be paid in cash or quarterly by promissory notes executed by the Company on behalf of Atlantic. As of April 30, 2006, we had no amounts outstanding under our Term Loan with Atlantic Investors LLC.
     The audit report on our fiscal year 2005 consolidated financial statements from KPMG LLP, our independent registered public accounting firm, contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. While we cannot give any assurance that we will continue as a going concern, we believe that we have developed and are implementing an operational plan that aligns our cost structure with our projected revenue growth. We anticipate that we will continue to incur net losses in the future. We have taken several actions we believe will allow us to continue as a going concern, including closing and integrating strategic acquisitions and bringing costs more in line with projected revenue. We may need to find sources of additional financing, in order to remain a going concern.
     Our operating forecast incorporates growth projections from industry analysts for the markets in which we participate. Our forecast also incorporates the future cash flow benefits expected from our continued efforts to increase efficiencies and reduce redundancies. Our cash flow estimates are based upon attaining certain levels of sales, maintaining budgeted levels of operating expenses, collections of accounts receivable and maintaining our current borrowing lines with Silver Point and Atlantic among other assumptions, including the improvement in the overall macroeconomic environment. However, there can be no assurance that we will be able to meet such assumptions. Our operating forecast does not depend upon our ability to make additional acquisitions which could be impacted by our current stock price. Our sales estimate includes revenue from new and existing customers, which may not be realized, and we may be required to further reduce expenses if budgeted sales are not attained. We may be unsuccessful in reducing expenses in proportion to any shortfall in projected sales and our estimate of collections of accounts receivable may be hindered by our customers’ ability to pay. In addition, we are currently involved in various pending and potential legal proceedings. While we believe that the allegations against us in each of these matters are without merit, and/or that we have a meritorious defense in each, we are not able to predict the final outcomes of these matters and the effect, if any, on our business, financial condition, results of operations or cash flows. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any such payments could adversely affect our business, financial condition, results of operations or cash flows.
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
     In February 2006, the FASB issued Statement of Financial Accounting Standard No.155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2006, are as follows:

		Less than			More than
Description	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Short/Long-term debt	$79,791	$7,171	$14,009	$58,611	$—
Interest on debt	36,586	7,770	13,549	15,267	—
Capital leases	2,598	2,156	442	—	—
Operating leases	39	39	—	—	—
Bandwidth commitments	2,465	1,743	722	—	—
Maintenance for hardware/software	261	237	24	—	—
Property leases (a-b)	45,424	9,918	15,422	6,423	13,661

	$167,164	$29,034	$44,168	$80,301	$13,661

(a)Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(b)On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and will receive $55,682 per month over two years. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
     With respect to the property lease commitments listed above, certain cash is restricted pursuant to terms of lease agreements with landlords. At April 30, 2006, this restricted cash of approximately $1.1 million on the accompanying Condensed Consolidated Balance Sheet consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year. If an event or circumstance indicates that it is more likely than not an impairment loss has been incurred, we review the valuation of goodwill on an interim basis. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operation.
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
     We have a history of losses and may never achieve or sustain profitability and may not continue as a going concern. We have never been profitable and may never become profitable. Since our incorporation in 1998, we have experienced operating losses and negative cash flows for each annual period. As of April 30, 2006, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $466.8 million. During the fiscal quarter ended April 30, 2006, we had a net loss of approximately $3.4 million. The audit report from KPMG LLP, our independent registered public accounting firm, relating to our fiscal year 2005 financial statements contains KPMG’s opinion that our recurring losses from operations since inception and accumulated deficit, as well as other factors, raise substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to incur net losses in the future. We also have significant fixed commitments, including with respect to real estate, bandwidth commitments and equipment leases. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. If we are unable to reach and sustain profitability, we risk depleting our working capital balances and our business may not continue as a going concern.
     Our financing agreement with Silver Point Finance includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of April 30, 2006, we owed Silver Point Finance approximately $70.1 million under our financing agreement. The financing agreement:
•	restricts our ability to create or incur additional indebtedness;

•	restricts our ability to create, incur, assume or permit to exist any lien or security interest in, any of our assets, excluding certain limited exemptions;

•	restricts our ability to make investments including joint ventures, with certain limited exemptions;

•	requires that we meet financial covenants for fixed charges, leverage, adjusted EBITDA, capital expenditures and minimum bookings;

•	restricts our ability to enter into any transaction of merger, consolidation or liquidation;

•	restricts our ability to enter into any transaction with any holder of more than 5% of any class of capital stock except in the ordinary course of business; and

•	restricts our ability to amend our organizational documents.
     If we breach our senior secured term loan facility with Silver Point Finance, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silver Point Finance. In addition, all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. The principal amounts of our senior secured term loan facility with Silver Point Finance are to be repaid in consecutive quarterly installments of increasing amounts beginning on April 30, 2007, while interest-only payments are to be made in consecutive quarterly installments beginning in July 2006. All amounts due and outstanding under the financing agreement are due to be repaid in full by April 11, 2011. In addition, our senior secured term loan facility with Silver Point Finance exposes us to interest rate fluctuations which could significantly increase the interest we pay Silver Point Finance. We are required, under our senior secured term loan facility with Silver Point Finance, to purchase interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate of not more than 6.5% per annum. Had our senior secured term loan facility with Silver Point Finance been outstanding for the full quarter, a hypothetical 100 basis point increase in our LIBOR rate would have resulted in an approximate $0.2 million increase in our interest expense for the three months ended April 30, 2006.
     A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows. The New York State Department of Labor represented approximately 10% of our consolidated revenue for the nine months ended April 30, 2006. The New York State Department of Labor has multiple contracts with us and has been a long-term customer of ours, but we cannot assure you that we will be able to retain all of the contracts with this customer. We also cannot assure you that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, The New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. If we were to lose this customer or suffer a material reduction in the revenue generated from this customer, it would have a significant adverse impact on our business results and cash flows.
     Atlantic Investors, LLC may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions. Atlantic Investors, LLC owns approximately 60% of our outstanding capital stock. Following the closing of our senior secured term loan facility with Silver Point Finance on April 11, 2006, Atlantic Investors’ ownership was approximately 43% on a fully diluted basis. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million, the maturity date of which was extended, pursuant to an amended loan agreement dated April 11, 2006, to 90 days after the maturity date of the Silver Point Finance loan facility. As of April 30, 2006, we had recorded accrued interest on this note in the amount of $0.7 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors has the ability to control the election of directors and to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquiror from attempting to obtain control of us, which could adversely affect the market price of our common stock.

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
     Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings. In connection with our financing agreement with Silver Point Finance we issued warrants to Silver Point Finance to purchase an aggregate of 3,514,933 shares of our common stock. If the warrants are exercised, Silver Point Finance may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution.
     We may need to raise additional capital through various other equity or debt financings, and such capital may not be available on favorable terms or at all. Our stockholders will also experience dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.
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
     Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers. Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems, F5 Networks, Microsoft and Oracle. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our ability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.
     We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems. A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services use encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by these interruptions or breaches. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.
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
     Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets. We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 3.9% of our total revenue during the nine months ended April 30, 2006. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:
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
     The price of our common stock has been volatile, and may continue to experience wide fluctuations. Since January 2005, our common stock has closed as low as $1.19 per share and as high as $5.45 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause an investor in our common stock to lose some or all of his investment. In addition, should the market price of our common stock be below $1.00 per share for an extended period, or if we fail to satisfy any other Nasdaq continued listing requirement, Nasdaq may delist our common stock, which would have an adverse effect on the trading of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, a delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by suppliers, customers and employees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions, however, we are required to purchase, within 30 days from the closing of our senior secured term loan facility with Silver Point Finance, interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate not more than 6.5% per annum. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to NaviSite. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at April 30, 2006 was limited mainly to the London Interbank Offered Rate (LIBOR) on our outstanding loan with our senior secured term loan facility with Silver Point Finance. At April 30, 2006 we had no open derivative positions with respect to our borrowing arrangements. Had our senior secured term loan facility with Silver Point Finance been outstanding for the full quarter, a hypothetical 100 basis point increase in our LIBOR rate would have resulted in an approximate $0.2 million increase in our interest expense for the three months ended April 30, 2006.

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
     Changes in Internal Control Over Financial Reporting. There was no change in NaviSite’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.
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
     On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order in Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the plaintiffs in the IPO Securities Litigation. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006 in order to consider the written and oral submissions addressing whether the Court should enter final approval of the settlement; the matter was taken under advisement and remains pending with the Court. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover more than the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
We believe that the allegations against us are without merit and, if the settlement is not approved by the Court and finalized, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     On January 27, 2006, our Board of Directors approved, subject to stockholder approval, an amendment (the “Stock Plan Amendment”) to the Company’s Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”). The Stock Plan Amendment increased the maximum number of shares of common stock that may be issued under the 2003 Plan from 6,800,000 to 11,800,000 shares (subject to adjustment in the event of stock splits and other similar events).
     On February 23, 2006, Atlantic Investors, LLC, our majority stockholder, delivered to us an executed written consent of stockholders, among other things, approving the Stock Plan Amendment. On or about March 15, 2006, we mailed an information statement on Schedule 14C to our stockholders pursuant to which we provided to our stockholders the notice required by Section 228 of the Delaware General Corporation Law regarding the written consent executed by Atlantic Investors and other information required to be included in the information statement by the rules and regulations of the Securities and Exchange Commission. Stockholder approval of the Stock Plan Amendment was effective as of April 6, 2006.
     On April 11, 2006, we entered into a financing agreement with Silver Point Finance, LLC whereby Silver Point provided to us a $70 million senior secured term loan facility and a $3 million senior secured revolving credit facility. In connection with the financing agreement, we issued two warrants to purchase an aggregate of 3,514,933 shares of our common stock to Silver Point. The warrants are subject to potential weighted-average anti-dilution adjustments that could result in additional shares being issuable upon exercise of the warrants. The warrants also contain a limitation on the maximum number of shares issuable under the warrants, such that absent stockholder approval, the warrants may not be exercised for more than 5,728,108 shares of common stock, which is equal to approximately 19.999% of the outstanding shares of our common stock as of the date of issuance of the warrants. This conversion cap is intended to ensure the issuance of the warrants complies with NASD Rules governing The Nasdaq Capital Market. We agreed to use our best efforts to obtain stockholder approval of the issuance of the common stock upon exercise of the warrants for the purpose of terminating the effectiveness of the conversion cap. The warrants expire on April 11, 2016.
     On April 11, 2006, Atlantic Investors delivered to us an executed written consent of stockholders approving the issuance of the shares of the common stock upon exercise of the warrants. On or about May 15, 2006, we mailed an information statement on Schedule 14C to our stockholders pursuant to which we provided to our stockholders the notice required by Section 228 of the Delaware General Corporation Law regarding the written consent executed by Atlantic Investors and other information required to be included in the information statement by the rules and regulations of the Securities and Exchange Commission. Stockholder approval of the issuance of the shares of the common stock upon exercise of the warrants was effective as of June 4, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2006	NAVISITE, INC.

	By:	/s/ John J. Gavin, Jr.

John J. Gavin Jr.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Credit and Guaranty Agreement, dated as of April 11, 2006, by and among the Registrant, Avasta, Inc., ClearBlue Technologies Management, Inc., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/Oak Brook, Inc., ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/NewYork, Inc., ClearBlue Technologies/San Francisco, Inc., ClearBlue Technologies/Santa Clara, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., ManagedOps.com, Inc., Surebridge Acquisition Corp., Surebridge Services, Inc., SiteROCK Corporation, NaviSite Acquisition Subsidiary, Inc., ClickHear, Inc., SilverPoint Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC.

10.2	Amendment No. 1 to Credit and Guaranty Agreement, dated as of June 2, 2006, by and among the Registrant, Avasta, Inc., ClearBlue Technologies Management, Inc., Clearblue Technologies/Chicago-Wells, Inc., Clearblue Technologies/Las Vegas, Inc., Clearblue Technologies/Los Angeles, Inc., Clearblue Technologies/Milwaukee, Inc., Clearblue Technologies/Oak Brook, Inc., Clearblue Technologies/Vienna, Inc., Clearblue Technologies/Dallas, Inc., Clearblue Technologies/New York, Inc., Clearblue Technologies/San Francisco, Inc., Clearblue Technologies/Santa Clara, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., ManagedOps.com, Inc., Surebridge Acquisition Corp., Surebridge Services, Inc., SiteROCK Corporation, NaviSite Acquisition Subsidiary, Inc., ClickHear, Inc., Silver Point Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC.

10.3	Pledge and Security Agreement, dated as of April 11, 2006, by and among the Registrant, Avasta, Inc., ClearBlue Technologies Management, Inc., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/Oak Brook, Inc., ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/NewYork, Inc., ClearBlue Technologies/San Francisco, Inc., ClearBlue Technologies/Santa Clara, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., ManagedOps.com, Inc., Surebridge Acquisition Corp., Surebridge Services, Inc., SiteROCK Corporation, NaviSite Acquisition Subsidiary, Inc., ClickHear, Inc., SilverPoint Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC.

10.4	Warrant Purchase Agreement, dated as of April 11, 2006, by and among the Registrant, SPCP Group, L.L.C. and SPCP Group III LLC.

10.5	Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group, L.L.C.

10.6	Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group III LLC.

10.7	Amended and Restated Loan Agreement, dated as of April 10, 2006, by and between the Registrant and Atlantic Investors, LLC.

10.8	Loan Agreement, dated as of April 10, 2006, by and between the Registrant and Atlantic Investors, LLC.

10.9	Atlantic Fund Guaranty, dated as of April 11, 2006, delivered by Unicorn Worldwide Holdings Limited in favor of the Registrant.

10.10	Subordination Agreement, dated as of April 11, 2006, by and among the Registrant, Avasta, Inc.,

Exhibit
Number	Description
ClearBlue Technologies Management, Inc., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/Oak Brook, Inc., ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/NewYork, Inc., ClearBlue Technologies/San Francisco, Inc., ClearBlue Technologies/Santa Clara, Inc., Conxion Corporation, Intrepid Acquisition Corp., Lexington Acquisition Corp., ManagedOps.com, Inc., Surebridge Acquisition Corp., Surebridge Services, Inc., SiteROCK Corporation, NaviSite Acquisition Subsidiary, Inc., ClickHear, Inc., Silver Point Finance, LLC, Atlantic Investors, LLC and Unicorn Worldwide Holdings Limited.

10.11	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).

10.12	Separation Agreement, dated as of April 6, 2006, by and between the Registrant and John J. Gavin, Jr. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).

10.13	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).

10.14	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.