Form 10-K
period 2006-07-31
NAVISITE INC
filed 2006-10-26
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended July 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File 000-27597

NaviSite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (zip code)

Registrant’s telephone number, including area code
(978) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2006, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by the Nasdaq Capital Market: $5,641,283.

On September 30, 2006, the Registrant had outstanding 29,059,977 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2006 ANNUAL REPORT
ON FORM 10-K

Ex-21 Subsidiaries of the Registrant
Ex-23 Consent of KPMG LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

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

Our Business

NaviSite, Inc. provides Application Management, Hosting and Professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. We provide services throughout the information technology lifecycle. We are dedicated to delivering quality services and meeting rigorous standards, including SAS 70, Microsoft Gold, and Oracle Certified Partner certifications.

We believe that by leveraging economies of scale utilizing our global delivery approach, industry best practices and process automation, our services enable our customers to achieve significant cost savings. In addition, we are able to leverage our application services platform, NaviViewtm, to enable software to be delivered on-demand over the Internet, providing an alternative delivery model to the traditional licensed software model. As the platform provider for an increasing number of independent software vendors (ISVs), we enable solutions and services to a wider and growing customer base.

Our services include:

Application Management

•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Software as a Service — Enablement of Software as a Service to the ISV community.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design.

•	Custom Services — Services include custom application management and remote infrastructure management.

Hosting Services

•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Content Delivery — Includes the delivery of software electronically using NaviSite technology to manage version control and accelerated content distribution.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

Professional Services

•	For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement and maintain these applications.

•	Optimize scalable, business-driven software solutions. Specific services include planning, implementation, maintenance, optimization and compliance services.

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

We currently service approximately 940 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or providing additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.

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

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services.

This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to colocation, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oakbrook, Illinois; and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

We have made significant steps to improve the results of our operations. Due to improvements we have made in our overall business, the repayment of our maturing debt and our successful financing with Silver Point Finance and the availability to us of committed lines of credit, our audit report no longer contains the opinion of our independent registered public accounting firm, KPMG LLP, that our recurring losses as well as other factors raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding increasing demand for these services, we believe the number of providers has decreased over the past three years, primarily as a result of industry consolidation. We believe this consolidation trend will continue and will benefit a small number of service providers that have the resources and infrastructure to cost effectively provide the scalability, performance, reliability and business continuity that customers expect.

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

Continue to Broaden Our Service Offerings.  We intend to broaden our service offering to compete more effectively with the larger IT outsourcers. We believe that by growing our professional services, we will more effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J.D. Edwards and Siebel Systems solutions. We believe that these services will help our customers achieve peak effectiveness with their systems. We believe that our ability to host applications in addition to providing professional services will distinguish us from our competitors, as companies look to use one vendor for both of these services.

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

Application Management Services

•	Application Management

We provide implementation and operational services for packaged applications, including PeopleSoft Enterprise, JDE Enterprise One, Oracle E-Business Suite and Siebel CRM. Application management services are available in one of our data centers or via remote management on a customer’s premises. Our messaging services include the monitoring and management of messaging applications, such as Microsoft Exchange and Lotus Domino, allowing customers to outsource their critical messaging applications. Customers can host their applications in one of our data centers or keep their servers in their own facility, which we monitor and manage remotely. In addition, our customers can choose to use dedicated servers or shared servers. We provide expert services to assist our customers with the migration from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino. We also have expertise to customize messaging and collaborative applications. We offer user provisioning, spam filtering, virus protection and enhanced monitoring and reporting.

•	Software-as-a-Service

Using our NaviViewtm collaborative application management platform, we enable software vendors to provide their applications in an on-demand or subscription model.

•	Custom Services helps organizations plan, develop, and manage their complete portfolio of custom and web-based applications.

•	Development Services

•	eBusiness/Web Solutions

•	Enterprise Integration

•	Business Intelligence

•	Content Management

•	User Interface Design

•	Management Services

•	Application Management

•	Remote Infrastructure Management

Hosting Services

NaviSite Hosting Services, from application and managed services to colocation and software-as-a-service, provide highly-available and secure ongoing technology solutions for our customers’ critical IT resources.

•	Managed Services

We provide fully managed application hosting services. We manage data centers, Internet connectivity, servers and networking, security (including firewalls, virtual private networks and intrusion detection), storage, load balancers, database clusters, operating systems, and Web and application servers. We also provide bundled offerings packaged as content delivery services. Specific services include:

•	Business Continuity and Disaster Recovery

•	Connectivity

•	Content Distribution

•	Database Administration and Performance Tuning

•	Desktop Support

•	Hardware Management

•	Monitoring

•	Network Management

•	Security

•	Server and Operating Management

•	Storage Management

•	Content Delivery Acceleration

•	Colocation

Our data centers provide our colocation customers with a secure place to gain rapid access to the Internet, without having to build their own physical infrastructure. Our data centers include multiple levels of security with camera surveillance, redundant uninterruptible power supply, heating, ventilation and air conditioning, monitored customer access 24 hours a day, seven days a week, and advanced fire suppression. Specific services include:

•	Connectivity

•	Equipment

•	Power

•	Remote Hands

•	Space

•	Security

Professional Services

For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel, NaviSite Professional Services helps organizations plan, implement, maintain, and optimize scalable, business-driven software solutions.

•	Planning Services

•	Technical Architecture Design

•	Implementation Services

•	Project Health Check and Readiness Assessment

•	Mergers, Acquisitions and Spin-Offs

•	Maintenance Services

•	Application Upgrades

•	Optimization Services

•	Application Optimization

•	Compliance/Government

•	Compliance and Governance for Enterprise Applications

All of our service offerings can be customized to meet our customers’ particular needs. Our proprietary NaviViewtm platform enables us to offer valuable flexibility without the significant costs associated with traditional customization.

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

Network Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network operations centers. Network and system management and monitoring tools continuously monitor our network and server performance. Our network operations center performs first-level problem identification, validation and resolution. We have redundant network operations centers in New Delhi, India and in Andover, Massachusetts that are staffed 24 hours a day, seven days a week with network, security, Windows, Unix and Linux personnel. We have technical support personnel located in our facilities in San Jose, California; Syracuse, New York; Houston, Texas and India, who provide initial and escalated support, 24 hours a day, seven days a week for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving any technical issues that arise.

Data Centers — We currently operate in 13 data centers located in the United States and one data center located in the United Kingdom. Our data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

Internet Connectivity — We have redundant high-capacity Internet connections to providers such as Global Crossing, Level 3, Cogent, AT&T and XO Communications. We have deployed direct private transit and peering Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks to improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ information technology infrastructure and applications.

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

Channel Relationships — We also sell our services through third parties, pursuant to reseller or referral contracts with such third parties. These contracts are generally one to three years in length and provide the reseller a discount of approximately 25% from our list price or require us to pay a referral fee, typically ranging from approximately 4% to 10% of the amounts we receive from the customer. Typically, these third parties resell our services to their customers under their private label brand or under the NaviSite brand. In addition, we jointly market and sell our services with the products of Progress Software. For systems integrators, our flexibility and cost-effectiveness bolsters their application development and management services. For independent software vendors, we provide the opportunity to offer their software as a managed service.

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

As of July 31, 2006, NaviSite serviced approximately 940 hosted customers.

We derived approximately 9%, 8% and 12% of our revenue from the New York State Department of Labor for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

Other than the New York State Department of Labor, no customer represented 10% or more of our revenue for the fiscal years ended July 31, 2006, 2005 and 2004. Substantially all of our revenues are derived from, and substantially all of our plants, property and equipment are located in, the United States.

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

We believe that participants in these markets must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our markets include:

•	quality of services delivered;

•	ability to consistently measure, track and report operational metrics;

•	application hosting, infrastructure and messaging management expertise;

•	fast, redundant and reliable Internet connectivity;

•	a robust infrastructure providing availability, speed, scalability and security;

•	comprehensive and diverse service offerings and timely addition of value-add services;

•	brand recognition;

•	strategic relationships;

•	competitive pricing; and

•	adequate capital to permit continued investment in infrastructure, customer service and support, and sales and marketing.

We believe that we compete effectively based on our breadth of service offerings, the strength of our NaviViewtm platform, our existing infrastructure capacity and our pricing.

Our current and prospective competitors include:

•	hosting and related services providers, including Data Return, LLC, Globix Corp., SAVVIS (which acquired the Cable & Wireless business including the Exodus and Digital Island businesses), IBM, AT&T and local and regional hosting providers;

•	application services providers, such as IBM, Infocrossing, Inc., Electronic Data Systems Corp. and Computer Sciences Corporation;

•	content and electronic software distribution providers, such as Akamai, Inc., Limelight Networks Inc., Digital River, Inc. and Intraware, Inc.;

•	colocation providers, including SAVVIS, Equinix and Switch & Data Facilities Company, Inc.;

•	messaging providers, including Mi8, Critical Path, Inc., Internoded, Inc. and USA.net, Inc., and

•	professional services providers, including Oracle Consulting Services, Accenture, Ciber, CSC, CedarCrestone, Deloitte Consulting, IBM and Rapidigm.

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

Employees

As of July 31, 2006, we had 564 employees. Of these employees, 426 were principally engaged in operations, 50 were principally engaged in sales and marketing and 88 were principally engaged in general and administration. None of our employees is party to a collective bargaining agreement, and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Web site under “Investors”, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet address is http://www.navisite.com. The contents of our Web site are not incorporated by reference in this annual report on Form 10-K or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

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

We have a history of losses and may never achieve or sustain profitability.  We have never been profitable and may never become profitable. As of July 31, 2006, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $469.9 million. During the fiscal year ended July 31, 2006, we had a net loss of approximately $13.9 million. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

Our financing agreement with Silver Point Finance includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of July 31, 2006, we owed Silver Point Finance approximately $70.7 million under our financing agreement. The financing agreement:

•	restricts our ability to create or incur additional indebtedness;

•	restricts our ability to create, incur, assume or permit to exist any lien or security interest in any of our assets, excluding certain limited exemptions;

•	restricts our ability to make investments including joint ventures, with certain limited exemptions;

•	requires that we meet financial covenants for fixed charges, leverage, adjusted EBITDA, capital expenditures and minimum bookings;

•	restricts our ability to enter into any transaction of merger, consolidation or liquidation;

•	restricts our ability to enter into any transaction with any holder of more than 5% of any class of capital stock except in the ordinary course of business; and

•	restricts our ability to amend our organizational documents.

If we breach our senior secured term loan facility with Silver Point Finance, a default could result. A default, if not waived, could result in, among other things, us not being able to borrow additional amounts from Silver Point Finance. In addition, all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. The principal amounts of our senior secured term loan facility with Silver Point Finance are to be repaid in consecutive quarterly installments of increasing amounts beginning on April 30, 2007, while interest-only payments made in consecutive quarterly installments began in July 2006. All remaining amounts due and outstanding under the financing agreement are due to be repaid in full by April 11, 2011. In addition, our senior secured term loan facility with Silver Point Finance exposes us to interest rate fluctuations which could significantly increase the interest we pay Silver Point Finance. We are required, under our senior secured term loan facility with Silver Point Finance, to purchase interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate of not more than 6.5% per annum. Had our senior secured term loan facility with Silver Point Finance been outstanding for the full fiscal year, a hypothetical 100 basis point increase in our LIBOR rate would have resulted in an approximate $0.7 million increase in our interest expense for the fiscal year ended July 31, 2006.

A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.  The New York State Department of Labor represented approximately 9%, 8% and 12% of our consolidated revenue for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The New York State Department of Labor has multiple contracts with us and has been a long-term customer of ours, but we cannot assure you that we will be able to retain all of the contracts with this customer. We also cannot assure you that we will be able to maintain the same level of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under our new agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, The New York State Department of Labor has the right to terminate the new agreement at any time by providing us with 60 days notice. We have been notified by the New York Department of Labor that funding for the America’s Job

Bank program will cease at the expiration of our current contract. We have begun making preparations to continue the program and service without government funding and expect to receive revenues from advertising placement as well as other ancillary services, but we cannot assure you that revenue will remain at the same level or that cash flows will not be adversely impacted.

Atlantic Investors, LLC may have interests that conflict with the interests of our other stockholders and, as our majority stockholder, can prevent new and existing investors from influencing significant corporate decisions.  Atlantic Investors, LLC owns approximately 59% of our outstanding capital stock as of September 30, 2006. Following the closing of our senior secured term loan facility with Silver Point Finance on April 11, 2006, Atlantic Investors’ ownership was approximately 43% on a fully diluted basis. In addition, Atlantic Investors holds a promissory note in the principal amount of $3.0 million, the maturity date of which was extended, pursuant to the amended loan agreement dated April 11, 2006, to 90 days after the maturity date of the Silver Point Finance loan facility. Atlantic has the right to convert any unpaid amounts into common stock at any time at a price of $2.81 per share. As of July 31, 2006, we had recorded accrued interest on this note in the amount of $0.8 million. Atlantic Investors has the power, acting alone, to elect a majority of our Board of Directors and has the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors has the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors is able to exercise its voting power by written consent, without convening a meeting of the stockholders. Atlantic Investors’ ownership of a majority of our outstanding common stock may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquirer from attempting to obtain control of us, which could adversely affect the market price of our common stock.

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

As a result of these problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business. In addition, our limited operating history with our current structure resulting from recent acquisitions makes it very difficult for us to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to meet our operating expenses, and achieve and sustain profitability.

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

Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.  Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their Web sites and infrastructure systems and applications. We utilize our direct private transit Internet connections to major network providers, such as Level 3 and Global

Crossing as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively. If our private transit Internet connections are interrupted or degraded, we may face claims by, or lose, customers, and our reputation in the industry may be harmed, which may cause demand for our services to decline.

If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.  We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft and Oracle. Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

Our network infrastructure could fail which would impair our ability to provide guaranteed levels of service and could result in significant operating losses.  To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week without interruption. We must, therefore, protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

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

If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy or to continue to provide services and technical support to our customers could be adversely affected and we may not be successful in attracting new customers.  We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our Chief Executive Officer and President, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations. The departure of our executive officers could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past three years, we have had reductions-in-force and departures of several members of senior management due to redundancies and restructurings resulting from the consolidation of our acquired companies. In the event of future reductions or departures of employees, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

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

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.  We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 4% of our total revenue during the fiscal year ended July 31, 2006. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.  Provisions in our certificate of incorporation and our by-laws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our Board of Directors. These provisions:

•	authorize the board to issue preferred stock without stockholder approval;

•	prohibit cumulative voting in the election of directors;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for the election of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office, a data center in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA (1)(3)	Data Center and Office	66,350	November 2016
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Data Center	20,576	January 2010
Atlanta, GA	Office	4,598	May 2007
Chicago, IL (1)	Office	4,453	June 2009
Chicago, IL	Data Center	6,800	January 2009
Oak Brook, IL	Data Center	16,780	September 2009
Andover, MA	Office	25,817	January 2018
Andover, MA	Data Center and Office	86,931	January 2018
Syracuse, NY	Data Center	21,246	November 2008
Syracuse, NY (1)	Office	44,002	December 2007
Syracuse, NY (1)	Office	5,016	May 2009
New York, NY	Office	1,500	December 2006
New York, NY	Data Center	33,286	May 2008
Las Vegas, NV (2)	Data Center	28,560	February 2010
Dallas, TX	Data Center	27,370	January 2010
Houston, TX (1)	Data Center and Office	29,545	October 2008
Vienna, VA	Data Center and Office	23,715	December 2009
Milwaukee, WI	Data Center	5,200	March 2010
Gurgaon, Haryana, India	Office	12,706	July 2008
London, England	Data Center	4,022	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We have entered into a sublease with a third party for this facility, however we retain the use of approximately 2,000 square feet.

(3)	In September 2006, after the end of our fiscal year, we extended the lease for this facility by ten years until November 2016 which is reflected above.

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

Price Range of Common Stock

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “NAVI.” As of September 30, 2006, there were 248 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

	High	Low

Fiscal Year Ended July 31, 2006
May 1, 2006 through July 31, 2006	$5.59	$3.24
February 1, 2006 through April 30, 2006	$5.00	$1.35
November 1, 2005 through January 31, 2006	$1.83	$1.01
August 1, 2005 through October 31, 2005	$1.90	$1.07
Fiscal Year Ended July 31, 2005
May 1, 2005 through July 31, 2005	$2.40	$1.16
February 1, 2005 through April 30, 2005	$2.29	$1.23
November 1, 2004 through January 31, 2005	$3.30	$1.94
August 1, 2004 through October 31, 2004	$3.64	$1.32

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

We have never paid cash dividends on our common stock. We currently anticipate retaining all available earnings, if any, to finance internal growth and product development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our financing agreement dated April 11, 2006, with Silver Point Finance restricts the payment of cash dividends on our common stock.

We did not repurchase any shares of common stock during fiscal year 2006.

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

	Year Ended July 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenue	$108,844	$109,731	$91,126	$75,281	$40,968
Revenue, related parties	243	132	46	1,310	18,453

Total revenue	109,087	109,863	91,172	76,591	59,421

Cost of revenue	75,064	80,227	68,379	70,781	67,000
Impairment, restructuring and other	—	383	917	—	68,317

Total cost of revenue	75,064	80,610	69,296	70,781	135,317

Gross profit (loss)	34,023	29,253	21,876	5,810	(75,896)

Operating expenses:
Selling and marketing	14,756	12,993	10,642	6,910	14,984
General and administrative	21,787	23,600	24,714	20,207	19,272
Impairment, restructuring and other	1,373	2,662	5,286	8,882	(2,633)

Total operating expenses	37,916	39,255	40,642	35,999	31,623

Loss from operations	(3,893)	(10,002)	(18,766)	(30,189)	(107,519)
Other income (expense):
Interest income	283	61	126	851	1,060
Interest expense	(9,585)	(7,590)	(3,181)	(43,403)	(14,718)

Other income (expense), net	437	2,785	468	(733)	(516)
Income tax expense	(1,173)	(1,338)	(1)	(153)	—

Net loss	$(13,931)	$(16,084)	$(21,354)	$(73,627)	$(121,693)

Per common share:
Basic and diluted:
Net loss	$(0.49)	$(0.57)	$(0.85)	$(6.32)	$(22.30)

Basic and diluted weighted average number of common shares outstanding	28,601	28,202	25,160	11,654	5,457

BALANCE SHEET DATA:
Working capital (deficit)	$(9,072)	$(77,560)	$(36,711)	$(16,301)	$16,516
Total assets	$102,409	$101,177	$123,864	$69,371	$53,534
Long-term obligations	$70,817	$5,515	$50,224	$13,577	$28,073
Stockholders’ equity (deficit)	$(1,976)	$(2,672)	$11,082	$16,879	$8,544

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly-owned subsidiary of our majority stockholder at the time of the acquisition and therefore was accounted for as a common control merger), adding application management and development capabilities to our managed application services. In February 2003, we acquired Avasta, Inc., adding capabilities to our managed application services. In April 2003, we acquired Conxion Corporation, providing key services to our managed application services and managed infrastructure services. In May 2003, we acquired assets of Interliant, Inc., forming the core of our managed messaging services. In August 2003 and April 2004, we acquired assets of CBT (which was our majority stockholder at that time and therefore was accounted for as a common control merger) related to colocation, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services. In June 2004, we acquired substantially all of the assets and liabilities of Surebridge, Inc., adding significant capabilities to our managed application and professional services. Prior to September 2002, substantially all of our services were managed application services. We have added managed infrastructure and managed messaging services and increased managed applications and professional services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.

Our acquisitions of CBTM and the assets and certain liabilities of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT, CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion, selected assets of Interliant and our acquisition of substantially all of the assets and liabilities of Surebridge were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows from their respective dates of acquisition of February 5, 2003, April 2, 2003, May 16, 2003 and June 10, 2004.

We have made significant steps to improve the results of our operations. Due to improvements we have made in our overall business, the repayment of our maturing debt and our successful financing with Silver Point Finance and the availability to us of committed lines of credit, our audit report no longer contains the opinion of our independent registered public accounting firm, KPMG LLP, that our recurring losses as well as other factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Years Ended July 31, 2006, 2005 and 2004

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,
	2006	2005	2004

Revenue	99.8%	99.9%	99.9%
Revenue, related parties	0.2%	0.1%	0.1%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue	68.8%	73.0%	75.0%
Impairment, restructuring and other	0.0%	0.4%	1.0%

Total cost of revenue	68.8%	73.4%	76.0%

Gross profit	31.2%	26.6%	24.0%

Operating expenses:
Selling and marketing	13.5%	11.8%	11.7%
General and administrative	20.0%	21.5%	27.1%
Impairment, restructuring and other	1.3%	2.4%	5.8%

Total operating expenses	34.8%	35.7%	44.6%

Loss from operations	(3.6)%	(9.1)%	(20.6)%
Other income (expense):
Interest income	0.3%	0.1%	0.1%
Interest expense	(8.8)%	(6.9)%	(3.4)%
Other income (expense), net	0.4%	2.5%	(0.5)%

Loss before income tax expense	(11.7)%	(13.4)%	(23.4)%
Income tax expense	(1.1)%	(1.2)%	(0.0)%

Net loss	(12.8)%	(14.6)%	(23.4)%

Comparison of the Years 2006, 2005 and 2004

Revenue

We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.

Total revenue for the fiscal year ended July 31, 2006 decreased 0.7% to approximately $109.1 million from approximately $109.9 million for the fiscal year ended July 31, 2005. The decline in revenue is primarily related to the sale of our MBS Practice in July 2005 which contributed approximately $4.3 million in revenue during fiscal year 2005 partially offset by net increased revenue from new customers and sales to existing customers. Revenue from related parties increased 84% during the year ended July 31, 2006 to approximately $243,000 from approximately $132,000 during the year ended July 31, 2005.

Total revenue for fiscal year 2005 increased 20.5% to approximately $109.9 million from approximately $91.2 million in fiscal year 2004. The overall growth in revenue was mainly due to the full year impact of the revenue resulting from our fiscal year 2004 acquisition of Surebridge which contributed approximately $37.8 million in revenue during the year ended July 31, 2005. The increased revenue during fiscal year 2005 was partially offset by net lost customer revenue of approximately $13.0 million. Revenue from related parties during the year ended July 31, 2005 was relatively flat as a percentage of revenue compared with the year ended July 31, 2004.

One unrelated customer accounted for 9%, 8% and 12% of our consolidated revenue in fiscal years 2006, 2005 and 2004, respectively.

Gross Profit

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

Gross profit of $34.0 million for the year ended July 31, 2006 increased approximately $4.7 million, or 16%, from a gross profit of approximately $29.3 million for the year ended July 31, 2005. Gross profit for fiscal year 2006 represented 31.2% of total revenue, as compared to 26.6% of total revenue for fiscal year 2005. Total cost of revenue decreased approximately 6.9% to approximately $75.1 million in fiscal year 2006 from approximately $80.6 million in fiscal year 2005. As a percentage of revenue, total cost of revenue decreased from 73.4% of revenue in fiscal year 2005 to 68.8% of revenue in fiscal year 2006. The decrease in cost of revenue of approximately $5.5 million resulted primarily from decreased salary and related expense of approximately $1.6 million as a result of lower U.S. based employees due to our increased reliance on the use of our India network center, a decrease in hardware and software maintenance costs of approximately $1.8 million as a result of continued efforts to control costs, costs related to the MBS practice sold in July 2005 of approximately $1.9 million, a reduction of depreciation and amortization expense of approximately $1.1 million partially offset by the effect of implementing SFAS 123R in fiscal year 2006 of approximately $1.0 million. Included in total cost of revenue for fiscal year 2005, are impairment and restructuring charges totaling $0.4 million related to certain data center leases as a component of total cost of revenue. No such charge was recorded during the same period of fiscal year 2006.

Gross profit of $29.3 million for the year ended July 31, 2005 increased approximately $7.4 million, or 33.7%, from a gross profit of approximately $21.9 million for the year ended July 31, 2004. Gross profit for fiscal year 2005 represented 26.6% of total revenue, as compared to 24.0% of total revenue for fiscal year 2004. Total cost of revenue increased approximately 16.3% to $80.6 million in fiscal year 2005 from approximately $69.3 million in fiscal year 2004. As a percentage of revenue, total cost of revenue decreased from 76.0% of revenue in fiscal year 2004 to 73.4% of revenue in fiscal year 2005. The percentage decrease resulted primarily from cost reductions relating to the scaling of our fixed infrastructure costs over a larger revenue/customer base and costs reductions resulting from a company-wide effort to rationalize our cost structure related to equipment rental, hardware maintenance and bandwidth, partially offset by an increase in amortization of intangible assets related to our fiscal 2004 acquisition. Included in total cost of revenue for fiscal year 2005 are impairment and restructuring charges totaling $0.4 million.

Operating Expenses

Selling and Marketing.  Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show, and marketing and direct mail programs.

Selling and marketing expense increased 13.6% to approximately $14.8 million, or 13.6% of total revenue, in fiscal year 2006 from approximately $13.0 million, or 11.8% of total revenue, in fiscal year 2005. The increase of approximately $1.8 million resulted primarily from approximately $1.3 million of increased salary expense resulting from an increased headcount of selling personnel, $0.3 million due to the effect of implementing SFAS 123R, as well as increases of $0.4 million in travel costs and $0.1 million in marketing program costs, partially offset by a decrease of $0.3 million in partner referral fees.

Selling and marketing expense increased 22.6% to approximately $13.0 million, or 11.8% of total revenue, in fiscal year 2005 from approximately $10.6 million, or 11.7% of total revenue, in fiscal year 2004. The increase of approximately $2.4 million resulted primarily from approximately $1.2 million of increased salary expense resulting from an increased headcount of selling personnel, as well as increases of $0.3 million in travel costs, $0.4 million in partner referral fees, $0.2 million in recruitment fees and $0.3 million in marketing program costs.

General and Administrative.  General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

General and administrative expense decreased 7.6% to approximately $21.8 million, or 20.0% of total revenue, in fiscal year 2006 from approximately $23.6 million, or 21.5% of total revenue, in fiscal year 2005. The decrease of approximately $1.8 million was primarily the result of a $2.2 million decrease in bad debt expense due to successful efforts to improve our accounts receivable collectibility, $0.7 million decrease in litigation expense as we resolved certain outstanding matters, $0.6 million decrease in salary related expense and a $0.8 million decrease in depreciation expense, as well as decreases in property, sales taxes and consulting and insurance expenses, partially offset by an approximate, $3.0 million increase from the effect of implementing SFAS 123R.

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

Operating Expenses — Impairment, Restructuring and Other

The Company recorded $1.4 million of net lease impairment charges during fiscal year 2006, resulting primarily from an adjustment to a lease modification for our impaired Chicago facility and revisions in assumptions associated with impaired facilities in Houston, Syracuse and San Jose, partially offset by a $0.2 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in Lexington, Massachusetts.

Cost associated with impairment, restructuring and abandonment of leased facilities included in operating expenses was approximately $2.7 million in fiscal year 2005, as compared to costs associated with impairment, restructuring and abandonment of lease facilities of approximately $5.3 million in fiscal year 2004. The costs incurred during fiscal year 2005 relate primarily to the abandonment of administrative space at our Lexington, Massachusetts facility and a $1.1 million impairment charge related to our investment in Interliant debt securities.

Interest Income

Interest income increased 363.9% to approximately $283,000, or 0.3% of total revenue, in fiscal year 2006 from approximately $61,000, or 0.1% of total revenue, in fiscal year 2005. The increase of $222,000 is mainly due to an increase in the rate of interest on our security deposits, interest earned on our escrow account and interest on a settlement awarded by the court in favor of the Company.

Interest income decreased 51.6% to approximately $61,000, or 0.1% of total revenue, in fiscal year 2005 from approximately $126,000, or 0.1% of total revenue, in fiscal year 2004. The decrease was due primarily to the reduced levels of average cash on hand.

Interest Expense

Interest expense increased 26.3% to approximately $9.6 million, or 8.8% of total revenue, in fiscal year 2006 from approximately $7.6 million, or 6.9% of total revenue, in fiscal year 2005. The increase of $2.0 million is primarily related to amounts drawn during the third quarter on our term loan with Silver Point Finance, the addition of capital leases and an increase in the rate of interest on our financing line with Silicon Valley Bank.

Interest expense increased 138.6% to approximately $7.6 million, or 6.9% of total revenue, in fiscal year 2005 from approximately $3.2 million, or 3.4% of total revenue, in fiscal year 2004. The increase of $4.4 million was due mainly to the accrued interest related to our notes payable to Waythere, Inc.

Other Income (Expense), Net

Other income was approximately $0.4 million in fiscal year 2006, as compared to other income of approximately $2.8 million in fiscal year 2005. The other income recorded during fiscal year 2006 is primarily attributable to $0.3 million rent from sublease of our facility at Las Vegas with a third party.

Other income was approximately $2.8 million in fiscal year 2005, as compared to other expense of approximately $0.5 million in fiscal year 2004. The other income recorded during fiscal year 2005 includes a $2.5 million gain on the MBS transaction during the fourth quarter.

Income Tax Expense

The Company recorded $1.2 million of deferred income tax expense during fiscal year 2006 as compared to $1.3 million in fiscal year 2005 and no deferred income tax expense in fiscal year 2004. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge asset acquisition in June 2004 and the acquisition of certain Applied Theory assets by Clearblue Technologies Management, Inc. prior to the pooling of interest in December 2002. Accordingly, the acquired goodwill and intangible assets for both acquisitions are amortizable for income tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

Liquidity and Capital Resources

As of July 31, 2006, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3 million provided by Silver Point Finance and a revolving credit facility with Atlantic Investors LLC, to borrow a maximum amount of $5 million. We had a working capital deficit of $9.1 million, including cash and cash equivalents of $3.4 million at July 31, 2006, as compared to a working capital deficit of $77.6 million, including cash and cash equivalents of $6.8 million, at July 31, 2005.

The total net change in cash and cash equivalents for the fiscal year ended July 31, 2006 was a decrease of $3.5 million. The primary uses of cash during fiscal year 2006 included $3.4 million of cash used for operating activities, $5.8 million for purchases of property and equipment, approximately $59.4 million in repayments on notes payable and capital lease obligations, and a $6.4 million increase in restricted cash. Our financing activities during the fiscal year ended July 31, 2006 provided approximately $71.5 million of cash consisting primarily of $70.0 million in proceeds from a term loan from Silver Point Finance, $1.1 million in proceeds received from exercise of stock options and $0.4 million in proceeds from notes payable. Net cash used for operating activities of $3.4 million during the fiscal year ended July 31, 2006, resulted primarily from funding our $13.9 million net loss and $10.0 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $20.5 million.

Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. As of July 31, 2006, we had not started borrowing from our credit facility with Silver Point.

Our revolving credit facility with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic facility shall be paid in full no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic facility shall bear interest at either: (a) 7% per annum plus the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at our option, be paid in cash or promissory notes. As of July 31, 2006, we had not started borrowing from our facility with Atlantic Investors LLC. Given the Company’s cash resources as of July 31, 2006 and committed lines of credit, the Company believes that it has sufficient liquidity to support its operations over the next fiscal year and for the foreseeable future.

Contractual Obligations and Commercial Commitments

We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of July 31, 2006, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)

Short/Long-term debt (a)	$80,103	$8,115	$15,134	$56,854	$—
Interest on debt (b)	40,741	8,449	16,761	15,531	—
Capital leases	3,068	2,302	766	—	—
Bandwidth commitments	2,039	1,388	651	—	—
Maintenance for hardware/software	631	615	16	—	—
Property leases (c)(d)(e)	42,923	9,465	14,688	5,603	13,167

	$169,505	$30,334	$48,016	$77,988	$13,167

(a)	Short/Long-term debt does not tie to the Consolidate Balance Sheets due to recorded discounts for warrants and embedded derivative

(b)	Interest on Term Loan assumes Libor is fixed at 5.51%

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(e)	In September 2006, we extended our San Jose data center lease for this facility until November 2016. The commitment amounts for the new lease not included in commitment schedule are $16.9 million.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

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

Revenue Recognition.  Revenue consists of monthly fees for Web site and Internet application management, hosting, colocation and professional services. We also derive revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Application management, hosting and colocation revenue is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Installation fees associated with application management, hosting and colocation revenue are billed at the time the installation service is provided and recognized over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where we also provide application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Allowance for Doubtful Accounts.  We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivables and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old and 2% of all other customer balances. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on the presentation of our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for the fiscal year beginning June 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 will have on our financial results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We do not believe the adoption of FSP FAS 123(R)-3 will have a material impact on our consolidated financial statements or the results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured term loan facility with Silver Point Finance, we are required to have interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate not more than 6.5% per annum. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to us. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at July 31, 2006 was limited mainly to the London Inter Bank Offered Rate (LIBOR) on our outstanding loan with our senior secured term loan facility with Silver Point Finance. At July 31, 2006 we had no open derivative positions with respect to our borrowing arrangements. Had our senior secured term loan facility with Silver Point Finance been outstanding for the full fiscal year, a hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.7 million increase in our interest expense for the fiscal year ended July 31, 2006.

Item 8.	Financial Statements and Supplementary Data

Our consolidated Financial Statements and Schedule and the Reports of the Independent Registered Public Accounting Firm appear beginning on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on management’s evaluation (with the participation of NaviSite’s principal executive officer and principal financial officer) as of the end of the period covered by this report, NaviSite’s principal executive officer and principal financial officer have concluded that NaviSite’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by

NaviSite in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to its management, including to its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There was no change in NaviSite’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.

Item 9B.  Other Information

On October 24, 2006, we entered into Bonus Letters with each of Arthur Becker, John J. Gavin, Jr. and Monique Cormier detailing our 2007 Executive Incentive Program (the “2007 Plan”). Under the 2007 Plan, Mr. Becker’s base salary for fiscal 2007 is $350,000, his target incentive bonus is $250,000 and his over-achievement bonus opportunity is $120,000. Mr. Gavin’s compensation under the 2007 Plan includes a fiscal 2007 base salary of $250,000, a target incentive bonus of $125,000 and an over-achievement bonus opportunity of $80,000. Ms. Cormier’s compensation under the 2007 Plan includes a fiscal 2007 base salary of $190,000, a target incentive bonus of $55,000 and an over-achievement bonus opportunity of $25,000. Payment of the incentive bonuses and the over-achievement bonuses is dependent on the Company achieving certain financial goals as established by the Board of Directors.

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

Equity Compensation Plan Information as of July 31, 2006

The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2006.

(c)
	(a)	(b)	Number of Securities
	Number of Securities to	Weighted-average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	6,590,793	$2.82	4,700,785
Equity compensation plans not approved by security holders	—	N/A	—

Total	6,590,793		4,700,785

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

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

Navisite, Inc.

By:	/s/ Arthur P. Becker
Arthur P. Becker
Chief Executive Officer

October 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	October 26, 2006

/s/ Arthur P. Becker Arthur P. Becker	President, Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2006

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 26, 2006

/s/ Gabriel Ruhan Gabriel Ruhan	Director	October 26, 2006

/s/ James H. Dennedy James H. Dennedy	Director	October 26, 2006

/s/ Larry W. Schwartz Larry W. Schwartz	Director	October 26, 2006

/s/ Thomas R. Evans Thomas R. Evans	Director	October 26, 2006

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of December 31, 2002, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (File No. 000-27597).
2.2	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Acquisition Corp., Avasta, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
2.3	Agreement and Plan of Merger, dated as of March 26, 2003, by and between the Registrant and Conxion Corporation and Union Acquisition, Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated April 2, 2003 (File No. 000-27597).
2.4	Sale Order pursuant to 11 U.S.C. Sections 105, 363, and 1146(c) and Bankruptcy Rules 2002, 6004 and 6006 approving (i) Asset Purchase Agreement, (ii) Sale of Substantially All of Debtors’ Assets Free and Clear of All Liens, Claims, Encumbrances and Interests, (iii) Waiver of Stay Provisions under Bankruptcy Rule Section 6004 and 6006 and (iv) Granting Related Relief entered by the Bankruptcy Court for the Southern District of New York (White Plains) on May 15, 2003; together with the Asset Purchase Agreement, dated as of May 15, 2003, by and among Interliant, Inc. and certain of its subsidiaries, and Intrepid Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, annexed thereto, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 16, 2003 (File No. 000-27597).
2.5	Stock and Asset Acquisition Agreement, dated as of August 8, 2003, by and between the Registrant and ClearBlue Technologies, Inc., is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2003 (File No. 000-27597).
2.6	Amendment to Stock and Asset Acquisition Agreement dated as of February 6, 2004 by and among the Registrant, ClearBlue Technologies, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc. and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2004 (File No. 000-27597).
2.7	Asset Purchase Agreement, dated as of May 6, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2004 (File No. 000-27597).
2.8	First Amendment to Asset Purchase Agreement, dated as of June 10, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
2.9	Asset Purchase Agreement, dated as of July 29, 2005, by and among the Registrant, Lexington Acquisition Corp. and Navint Consulting, LLC. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 3, 2005 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.4	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-83501).
10.1	Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).

Exhibit No.		Description of Exhibit

10.2		Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3		Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4		Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.6		First Amendment to Lease, dated as of August 9, 2006, by and between the Registrant and Carr NP Properties L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2006 (File No. 000-27597).
10	.7*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.8*	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10.9		Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.10*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/ A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10.11		Assignment Agreement dated October 11, 2002 by and between the Registrant and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).
10.12		Renunciation Letter dated October 11, 2002 from the Registrant to Interliant, Inc. is incorporated by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).
10.13		Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.14		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.15		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.16		First Amendment to Loan and Security Agreement, dated June 2, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.17		Loan and Security Agreement, dated as of January 29, 2003, by and between Atlantic Investors, LLC as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.18		Letter, dated as of January 16, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).

Exhibit No.		Description of Exhibit

10.19		Letter dated as of July 13, 2004, from Atlantic Investors, LLC, as Lender, to the Registrant, as Borrower, is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2004 (File No. 000-27597).
10.20		Letter, dated as of October 12, 2004, from Atlantic Investors, LLC as Lender to the Registrant as Borrower is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2004 (File No. 000-27597).
10.21		Letter, dated as of January 14, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005 (File No. 000-27597).
10.22		Letter, dated as of April 30, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).
10.23		Letter, dated as of July 26, 2005, from Atlantic Investors, LLC, as lender, to the Registrant, as borrower, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2005 (File No. 000-27597).
10.24		Letter from Atlantic Investors, LLC dated as of January 31, 2006 is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2006 (File No. 000-27597).
10	.25*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10	.26*	Separation Agreement dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker is incorporated herein by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10.27		Credit and Guaranty Agreement, dated as of April 11, 2006, by and among the Registrant, certain of its subsidiaries, SilverPoint Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.28		Amendment No. 1 to Credit and Guaranty Agreement, dated as of June 2, 2006, by and among the Registrant, certain of its subsidiaries, Silver Point Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.29		Pledge and Security Agreement, dated as of April 11, 2006, by and among the Registrant, certain of its subsidiaries, SilverPoint Finance, LLC, Field Point I, Ltd., Field Point III, Ltd. and SPF CDO I, LLC is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.30		Warrant Purchase Agreement, dated as of April 11, 2006, by and among the Registrant, SPCP Group, L.L.C. and SPCP Group III LLC is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.31		Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group, L.L.C. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.32		Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group III LLC is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.33		Amended and Restated Loan Agreement, dated as of April 10, 2006, by and between the Registrant and Atlantic Investors, LLC is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.34		Loan Agreement, dated as of April 10, 2006, by and between the Registrant and Atlantic Investors, LLC is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.35		Atlantic Fund Guaranty, dated as of April 11, 2006, delivered by Unicorn Worldwide Holdings Limited in favor of the Registrant is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.36		Subordination Agreement, dated as of April 11, 2006, by and among the Registrant, certain of its subsidiaries, Silver Point Finance, LLC, Atlantic Investors, LLC and Unicorn Worldwide Holdings Limited is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.37		Registration Rights Agreement, dated May 27, 2003, by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.38		Registration Rights Agreement, dated as of January 30, 2004, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.39		Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.40		Letter Agreement, dated December 11, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 (File No. 000-27597).
10	.41*	Offer of Employment Letter to Kenneth Drake dated July 15, 2003 is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.42		Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, Gabriel Ruhan, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, John J. Gavin, Jr. and Monique Cormier is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.43		Professional Services Agreement between the New York State Department of Labor and AppliedTheory Corporation dated November 2, 2000, is incorporated herein by reference to Exhibit 10.56 of AppliedTheory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25759).
10.44		Amendment No. 1 to Professional Services Agreement, dated as of May 2, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.45		Amendment No. 2 to Professional Services Agreement, dated as of October 5, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.46		Amendment No. 3 to Professional Services Agreement, dated as of July 24, 2002, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.47		Amendment No. 4 to Professional Services Agreement, dated as of November 12, 2002, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.48		Amendment No. 5 to Professional Services Agreement, dated as of March 25, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.49		Amendment No. 6 to Professional Services Agreement, dated as of September 24, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.50		Amendment No. 7 to Professional Services Agreement, dated as of January 5, 2004, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2004 (File No. 000-27597).
10.51		Amendment No. 8 to Professional Services Agreement, dated as of July 1, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-27597).
10.52		Professional Services Agreement, dated as of August 16, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2005 (File No. 000-27597).
10.53		Negotiable Promissory Note dated December 1, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.54		Negotiable Promissory Note dated December 23, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.55		Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.56		Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/ A filed on March 8, 2004 (File No. 333-12087).
10	.57*	Offer Letter dated June 9, 2004 by and between the Registrant and Stephen Pace is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004 (File No. 000-27597).
10.58		Registration Rights Agreement, dated June 10, 2004, by and between the Registrant and Surebridge, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10	.59*	Employment Agreement, dated as of May 6, 2004, by and between the Registrant and John J. Gavin, Jr. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/ A filed on June 29, 2004 (File No. 333-12087).
10	.60*	Separation Agreement, dated as of April 6, 2006, by and between the Registrant and John J. Gavin Jr. is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10.61		Settlement Agreement and Mutual General Release, dated as of January 13, 2005, by and among the Registrant, Atlantic Investors, LLC, Arthur P. Becker, Andrew Ruhan, Gabriel Ruhan and Convergence Associates, Inc., as agent for substantially all of the former Avasta shareholders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-27597).
10	.62*	NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.63*	Amendment No. 1 to the NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.64*	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).
10	.65*	Compensation Plan for Senior Vice President, Sales and Marketing, Stephen Pace — Fiscal Year 2005, is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.66*	Amended Compensation Plan for Senior Vice President, Sales and Marketing, Stephen Pace — April 1, 2005 — July 31, 2005, is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-27597).
10.67		Agreement and Acknowledgement, dated October 19, 2005, by and among the Registrant, Waythere, Inc., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp. is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.68*	Employment Offer Letter, dated August 12, 2005, between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.69*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.70*	Summary Regarding Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005 (File No. 000-27597).
10	.71*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Arthur Becker.
10	.72*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and John Gavin.
10	.73*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Monique Cormier.
14		Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Boston, Massachusetts
October 11, 2006

NAVISITE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$3,360	$6,816
Accounts receivable, less allowance for doubtful accounts of $1,944 and $2,887 at July 31, 2006 and 2005, respectively	11,872	10,688
Due from related party	30	101
Unbilled accounts receivable	430	363
Prepaid expenses and other current assets	8,804	2,806

Total current assets	24,496	20,774
Property and equipment, net	14,914	15,199
Customer lists, less accumulated amortization of $18,104 and $13,228 at July 31, 2006 and 2005, respectively	11,687	16,563
Goodwill	43,159	43,159
Other assets	7,214	4,383
Restricted cash	939	1,099

Total assets	$102,409	$101,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts receivable financing line, net	$—	$20,347
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable, current portion	2,115	1,145
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	—	35,361
Note payable to related party	—	3,000
Capital lease obligations, current portion	2,081	1,259
Accounts payable	5,338	8,122
Accrued expenses	11,459	12,865
Accrued interest	913	5,494
Accrued lease abandonment costs, current portion	1,360	2,435
Deferred revenue and deferred other income	2,632	1,923
Customer deposits	1,670	383

Total current liabilities	33,568	98,334
Capital lease obligations, less current portion	741	1,105
Accrued lease abandonment costs, less current portion	1,628	1,359
Deferred tax liabilities	2,512	1,338
Other long-term liabilities	3,258	1,304
Note payable to related party	3,000	—
Notes payable, less current portion	59,678	409

Total liabilities	104,385	103,849

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at July 31, 2006 and 2005	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 28,959 and 28,487 at July 31, 2006 and 2005, respectively	290	285
Deferred compensation	—	(633)
Accumulated other comprehensive income	203	156
Additional paid-in capital	467,400	453,458
Accumulated deficit	(469,869)	(455,938)

Total stockholders’ equity (deficit)	(1,976)	(2,672)

Total liabilities and stockholders’ equity (deficit)	$102,409	$101,177

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$108,844	$109,731	$91,126
Revenue, related parties	243	132	46

Total revenue	109,087	109,863	91,172

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $1,024, $0, $0 for financial years ended July 31, 2006, 2005 and 2004, respectively.)	75,064	80,227	68,379
Impairment, restructuring and other, net	—	383	917

Total cost of revenue	75,064	80,610	69,296

Gross profit	34,023	29,253	21,876

Operating expenses:
Selling and marketing (includes stock-based compensation expense under SFAS 123R of $346, $0, $0 for financial years ended July 31, 2006, 2005 and 2004, respectively.)	14,756	12,993	10,642
General and administrative (includes stock-based compensation expense under SFAS 123R of $2,988, $0, $0 for financial years ended July 31, 2006, 2005 and 2004, respectively.)	21,787	23,600	24,714
Impairment, restructuring and other, net	1,373	2,662	5,286

Total operating expenses	37,916	39,255	40,642

Loss from operations	(3,893)	(10,002)	(18,766)
Other income (expense):
Interest income	283	61	126
Interest expense and amortization of debt discount	(9,585)	(7,590)	(3,181)
Other income (expense), net	437	2,785	468

Loss before income tax expense	(12,758)	(14,746)	(21,353)
Income tax expense	(1,173)	(1,338)	(1)

Net loss	$(13,931)	$(16,084)	$(21,354)

Basic and diluted net loss per common share	$(0.49)	$(0.57)	$(0.85)

Basic and diluted weighted average number of common shares outstanding	28,601	28,202	25,160

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Other
				Comprehensive	Additional		Stockholders’
	Common Stock		Deferred	Income	Paid-in	Accumulated	Equity
	Shares	Amount	Compensation	(Loss)	Capital	Deficit	(Deficit)
	(In thousands)

Balance at July 31, 2003	23,412	$235	$—	$(16)	$432,399	$(415,739)	$16,879
Exercise of common stock options	159	1	—	—	403	—	404
Issuance of deferred stock-based compensation	—	—	(1,987)	—	1,987	—	—
Amortization of deferred stock-based compensation	—	—	473	—	—	—	473
Issuance of common stock — Avasta earn-out	179	2	—	—	741	—	743
Issuance of stock warrants to Silicon Valley Bank	—	—	—	—	213	—	213
Exercise of Silicon Valley Bank stock warrants	74	1	—	—	(1)	—	—
Issuance of common stock — common control merger with CBT	1,100	10	—	—	2,794	(2,761)	43
Issuance of common stock — Surebridge acquisition	3,000	30	—	—	13,620	—	13,650
Currency translation adjustment	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(21,354)	(21,354)

Balance at July 31, 2004	27,924	279	(1,514)	15	452,156	(439,854)	11,082
Exercise of common stock options	35	1	—	—	88	—	89
Issuance of common stock related to Avasta arbitration settlement	522	5	—	—	1,325	—	1,330
Issuance of restricted stock	7	—	—	—	6	—	6
Forfeiture of restricted stock	(1)	—	—	—	—	—	—
Forfeiture of deferred stock-based compensation	—	—	122	—	(122)	—	—
Stock compensation and amortization of deferred stock-based compensation	—	—	759	—	5	—	764
Currency translation adjustment	—	—	—	141	—	—	141
Net loss	—	—	—	—	—	(16,084)	(16,084)

Balance at July 31, 2005	28,487	285	(633)	156	453,458	(455,938)	(2,672)
Exercise of common stock options	472	5	—	—	1,116	—	1,121
Issuance of stock warrants to Silver Point Finance	—	—	—	—	9,101	—	9,101
Stock compensation and amortization of deferred stock-based compensation	—	—	633	—	3,725	—	4,358
Currency translation adjustment	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	(13,931)	(13,931)

Balance at July 31, 2006	28,959	$290	$0	$203	$467,400	$(469,869)	$(1,976)

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,931)	$(16,084)	$(21,354)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,791	14,684	12,902
Mark to market for interest rate cap	110	—	—
Deferred income tax expense	1,174	1,338	—
Impairment of long-lived assets	—	1,820	1,145
(Gain) loss on disposal of assets	(17)	(17)	6
Avasta settlement in common stock	—	490	—
Gain on settlements	(38)	(65)	—
Gain on sale of MBS practice	—	(2,499)	—
Impairment costs associated with abandoned leases	1,373	1,226	5,058
Amortization of warrants	657	107	358
Non-cash stock compensation	4,358	769	473
Provision for bad debts	51	2,288	2,568
Changes in operating assets and liabilities, net of impact of acquisitions Accounts receivable	(1,235)	3,364	586
Due from related parties	71	—	(101)
Unbilled accounts receivable	(67)	1,491	(360)
Prepaid expenses and other current assets, net	(2,026)	1,404	(79)
Long-term assets	(957)	369	498
Accounts payable	(1,949)	1,399	(814)
Customer deposits	213	(289)	(1)
Long-term liabilities	1,795	(45)	(844)
Accrued expenses and deferred revenue	(5,783)	(5,146)	(4,687)

Net cash provided by (used for) operating activities	(3,410)	6,604	(4,646)

Cash flows from investing activities:
Net cash acquired in acquisitions	—	—	6
Purchase of property and equipment	(5,772)	(4,790)	(4,269)
Proceeds from the sale of equipment	17	434	95
Proceeds from the sale of MBS practice	—	3,449	—

Net cash used for investing activities	(5,755)	(907)	(4,168)

Cash flows from financing activities:
Release of (transfer) to restricted cash	(6,370)	607	1,676
Proceeds from exercise of stock options	1,121	89	404
Proceeds from sale leaseback	—	—	120
Proceeds from notes payable	70,436	1,003	450
Repayment of notes payable	(2,340)	(1,614)	(2,055)
Repayment of accounts receivable line related to acquisition	—	—	(6,874)
Net proceeds from (repayment of) modified accounts receivable line	(20,400)	—	20,400
Payments of notes to affiliates	—	—	(30)
Payoff of Surebridge line of credit and term note	—	—	(3,865)
Payment under note payable to Waythere, Inc. (formerly Surebridge)	(34,611)	(800)	—
Payments on capital lease obligations	(2,127)	(1,361)	(2,079)

Net cash provided by (used for) financing activities	5,709	(2,076)	8,147

Net increase (decrease) in cash	(3,456)	3,621	(667)
Cash and cash equivalents, beginning of year	6,816	3,195	3,862

Cash and cash equivalents, end of year	$3,360	$6,816	$3,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,540	$3,020	$1,898

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 940 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. NaviSite has 14 state-of-the-art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Background

NaviSite was formed in 1996 within CMGI, Inc., our former majority stockholder, to support the networks and host Web sites of CMGI, its subsidiaries and several of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with CMGI. We were incorporated in Delaware in December 1998. In October 1999, we completed our initial public offering of common stock and remained a majority-owned subsidiary of CMGI until September 2002, at which time ClearBlue Technologies, Inc., or CBT, became our majority stockholder.

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to colocation, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oakbrook, Illinois; and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly-owned subsidiaries, ClickHear, Inc., NaviSite Acquisition Corp., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp., ClearBlue Technologies/Chicago-Wells, Inc., ClearBlue Technologies/Las Vegas, Inc., ClearBlue Technologies/Los Angeles, Inc., ClearBlue Technologies/Milwaukee, Inc., ClearBlue Technologies/ Oak Brook, Inc., and ClearBlue Technologies/Vienna, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/Dallas, Inc., ClearBlue Technologies/Santa Clara, Inc., ClearBlue Technologies/San Francisco, Inc., Lexington Acquisition Corp. and NaviSite India Private Limited after elimination of all significant intercompany balances and transactions.

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

(d) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $7.4 million and $1.2 million as of July 31, 2006 and July 31, 2005, including $6.5 million and $0.1 million which is classified as short-term on the Consolidated Balance Sheet as of July 31, 2006 and July 31, 2005, respectively and is included in “Prepaid expenses and other current assets”. The July 31, 2006 balance primarily represents cash held in escrow for payment to the AppliedTheory Estate against the Note Payable and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases. The July 31, 2005 balance represents cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.

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

(f) Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, accounts payable, and accrued expenses. As of July 31, 2006, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party government customer accounted for 9%, 8% and 12% of our total revenue for the fiscal year ended July 31, 2006, 2005 and 2004, respectively. Accounts receivable included approximately $0.9 million, $1.0 million and $1.5 million due from this third-party customer at July 31, 2006, 2005 and 2004, respectively.

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

The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth fiscal quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

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

(k) Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to protect against rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives and the changes in the fair value of the instruments are recognized over the life of the agreements as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use financial instruments for trading purposes.

(l) Lease Expense

Lease expense for the Company’s real estate leases, which generally have escalating lease payments over the term of the leases, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, Accounting for Leases. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

(m) Advertising Costs

We recognize advertising costs as incurred. Advertising expense was approximately $0.1 million, $0 and $20,000 for the fiscal years ended July 31, 2006, 2005, and 2004, respectively, and is included in the accompanying Consolidated Statements of Operations as a component of selling and marketing expenses.

(n) Stock-Based Compensation Plans

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of operations from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on date of grant and recognize compensation expense over the requisite service period that the awards are expected to vest. For U.S. grants, the Company generally grants options under its equity plan that vest as to 25% of the original number of shares on the six month anniversary of the option holder and thereafter in equal monthly amounts over the three year period commencing on the six month anniversary of the option holder. In February 2006, the Company issued its first option grants to its India employees. The options vest as to 33.33% of the original number of shares on the ninth month following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the ninth month following the date of grant.

Prior to the adoption of SFAS 123R, we recognized compensation cost for stock options issued with exercise prices set below market prices on the date of grant. We recorded stock compensation expense of approximately $0.8 million and $0.5 million during the fiscal years ended July 31, 2005 and 2004 respectively. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Fiscal	Fiscal
	2005	2004
	(In thousands, except	(In thousands, except
	per share data)	per share data)

Net Loss, as reported	$(16,084)	$(21,354)
Add: Stock based employee compensation expense From the Amended and Restated 2003 Stock Incentive Plan included in reported net loss	$769	$473
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$(5,651)	$(5,702)

Net Loss, as adjusted	$(20,966)	$(26,583)

Net Loss per common share:
Basic and diluted — as reported	$(0.57)	$(0.85)
Basic and diluted — as adjusted	$(0.74)	$(1.06)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions.

	2005	2004

Risk-free interest rate	3.19%	2.68%
Expected volatility	124.95%	137.34%
Expected life (years)	2.12	2.08
Weighted average fair value of options granted during the period	$1.78	$4.58

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005, in our Consolidated Statement of Operations for the first quarter of fiscal year 2006. During the year ended July 31, 2006, we recorded approximately $1.0 million in cost of sales, $0.3 million in sales and marketing and $3.0 million in general and administrative expenses for stock-based compensation expense. In February 2006, the Company granted options to certain senior managers as part of the FY06 management bonus program. The options were granted with the standard 42 months vesting schedule with the option to accelerate all vesting if certain performance criteria were achieved. It was probable that the performance criteria were achieved and the options were fully

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated at July 31, 2006. The stock compensation costs relating to this acceleration was approximately $30,000 and $0.2 million, included in cost of sales and general and administrative expenses, respectively.

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures when they are expected to differ. For the three months ended July 31, 2006, we estimated that 5% of options granted will be forfeited before the first vesting tranche. Forfeitures after the first vesting tranche are estimated to not be material. Prior to the quarter ended April 30, 2006, we estimated that 15% of options granted would be forfeited before the first vesting tranche. This change in accounting estimate was reflected by recognizing a cumulative adjustment in compensation cost in the quarter ended April 30, 2006.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price.

Fiscal
2006

Risk-free interest rate	4.55%
Expected volatility	107.04%
Expected life(years)	2.51
Weighted average fair value of options granted	$1.27

The following table reflects stock option activity under the Company’s equity plans for the fiscal year ended July 31, 2006.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding, beginning of year	6,086,655	$3.26	—	—
Granted	2,185,825	$1.93	—	—
Exercised	(471,342)	$2.38	—	—
Forfeited or Expired	(1,210,345)	$3.62	—	—
Options Outstanding, July 31, 2006	6,590,793	$2.82	8.36	9,608,473
Options Exercisable, July 31, 2006	3,464,160	$3.33	7.81	4,002,448

The total remaining unrecognized compensation cost related to nonvested awards is $4.1 million. The weighted average period over which the cost is expected to be recognized is 2.11 years.

The following table highlights the activity and value of the nonvested shares during fiscal year 2006.

		Weighted Average
	Number of Shares	Grant-Date Fair Value

Nonvested shares as of July 31, 2005	3,501,620	$1.99
Granted	2,185,825	$1.27
Vested	(1,856,034)	$2.09
Forfeited	(704,778)	$1.64

Nonvested shares as of July 31, 2006	3,126,633	$1.51

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Common Share

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

For fiscal years ended July 31, 2006, 2005 and 2004, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. There were 2,050,240, 406,346 and 970,748 of diluted shares related to warrants, employee stock options and unissued shares related to the Avasta settlement that were excluded as they have an anti-dilutive effect due to the losses for fiscal years 2006, 2005 and 2004, respectively.

(p) Segment Reporting

We currently operate in one reportable segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.

(q) Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on the presentation of our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for the fiscal year beginning June 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 will have on our financial results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The adoption of FSP FAS 123(R)-3 will not have a material impact on our consolidated financial statements or the results of operations.

(r) Foreign Currency

The functional currencies of our international subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (“Accumulated other comprehensive income (loss)”).

(s) Reclassifications

Certain fiscal year 2005 and fiscal year 2004 amounts have been reclassified to conform to the fiscal year 2006 financial statement presentation.

(3) Impairment of Long-Lived Assets

The Company recorded approximately $0.8 million of impairment charges during fiscal year 2005, for property and equipment, consisting primarily of unamortized leasehold improvements, related to our facilities in Lexington, MA; Santa Clara, CA and Vienna, VA, which we have abandoned. In addition, the Company recorded an impairment charge during the fourth quarter of fiscal year 2005 in the amount of $1.1 million related to its investment in debt securities as discussed in Note 8. The impairment charges are included in “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations (see Note 12). No such charges were recorded during fiscal year 2006.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2004, the Company recorded a $1.1 million charge including a $0.6 million impairment charge for furniture and fixtures related to abandoned leases in Houston, TX; Syracuse, NY and San Jose, CA, a $0.2 million charge for capital improvements to our impaired space at 400 Minuteman Road in Andover, MA and a $0.3 million charge related to the impairment of leasehold improvements in our facility at 55 Francisco Street, San Francisco, CA.

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

(4) Property and Equipment

Property and equipment at July 31, 2006 and 2005 are summarized as follows:

	July 31,
	2006	2005
	(In thousands)

Office furniture and equipment	$3,303	$3,159
Computer equipment	45,075	38,690
Software licenses	11,216	10,658
Leasehold improvements	9,958	9,369

	69,552	61,876
Less: Accumulated depreciation and amortization	(54,638)	(46,677)

Property and equipment, net	$14,914	$15,199

The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, the shorter of 3 years or the life of the license; and leasehold improvements, the shorter of the useful life or the lease term.

The cost and related accumulated amortization of property and equipment held under capital leases (classified as computer equipment above) are as follows:

	July 31,
	2006	2005
	(In thousands)

Cost	$8,505	$6,637
Accumulated depreciation and amortization	(7,082)	(6,097)

	$1,423	$540

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Intangible Assets

Intangible assets consist of customer lists resulting from our acquisitions of Avasta, Interliant and Surebridge and the “as if poolings” of CBTM and CBT. The gross carrying amount and accumulated amortization as of July 31, 2006 and 2005 for customer lists related to prior acquisitions are as follows:

	July 31,
	2006	2005
	(In thousands)

Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(18,104)	(13,228)

Customer lists, net	$11,687	$16,563

During the fourth quarter of fiscal year 2005, the Company wrote off approximately $1.2 million of gross carrying value and $0.3 million of related accumulated amortization, in conjunction with the MBS transaction.

Intangible asset amortization expense for the years ended July 31, 2006, 2005 and 2004 aggregated $4.9 million, $5.6 million and $3.8 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)

2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005
2011	$988

(6) Goodwill

The following table presents details of the Company’s carrying amount of goodwill for the fiscal years ended July 31:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
	(In thousands)

Goodwill as of August 1,	$43,159	$45,920	$3,206
Goodwill acquired	—	—	42,714
Adjustments to preliminary purchase price allocation	—	(2,761)	—

Goodwill as of July 31,	$43,159	$43,159	$45,920

During the fiscal year ended July 31, 2005, the changes in estimates used for fair value adjustments to assets acquired and liabilities assumed resulted primarily from $3.1 million in working capital adjustments associated with the 2004 Surebridge asset purchase agreement (see Note 7), offset by $0.3 million of changes in estimates of the fair value of certain Surebridge assets and liabilities recorded during the initial purchase price allocation, which was finalized in fiscal 2005.

(7) Acquisition

Surebridge.  On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies (now known as Waythere, Inc.), in exchange for two promissory notes, in the aggregate principal

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of approximately $39.3 million, which were paid off in fiscal year 2006, three million shares of our common stock and the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and established contractual revenue base, as well as potential operational savings. As the primary reasons for the acquisition were not related to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. Upon final resolution of the net worth calculation in the fourth quarter of fiscal year 2005, which resulted in a reduction of approximately $3.1 million in the outstanding principal balance of the outstanding notes payable and a corresponding reduction in goodwill (see Note 6), we completed the final purchase accounting for this acquisition during the fourth quarter of 2005. We have included the financial results of Surebridge in our consolidated financial statement beginning June 10, 2004, the date of acquisition.

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

On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring in the fourth quarter of fiscal year 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million. The final amount and timing of any distributions we will receive on our Interliant Notes will be determined when all claims against the estate have been settled. It may be greater or less than the remaining $0.2 million carrying value which is included in “Other assets” on our Consolidated Balance Sheets.

(9) Accrued Expenses

Accrued expenses consist of the following:

	July 31,
	2006	2005
	(In thousands)

Accrued payroll, benefits and commissions	$4,331	$3,846
Accrued legal	412	1,361
Accrued accounts payable	2,905	2,896
Accrued contract termination fees	634	429
Accrued sales/use, property and miscellaneous taxes	1,070	1,075
Accrued other	2,107	3,258

	$11,459	$12,865

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Debt

Debt consists of the following:

	July 31,
	2006	2005
	(In thousands)

Accounts receivable financing line, net	$—	$20,347
The Term Loan, net of discount	61,345	—
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to the Atlantic Investors	3,000	3,000
Notes payable to landlord	319	1,157
Convertible notes payable to Waythere, Inc. (formerly Surebridge)	—	35,361
Other notes payable	129	397

Total	70,793	66,262
Less current portion	8,115	65,853

Long-term debt	$62,678	$409

(a) Term Loan and Revolving Credit Facility

On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility, (the Credit Facility) with Silver Point Finance LLC, (the Lender) to repay certain maturing debt and increase borrowing available for corporate purposes. The Term Loan consists of a five year single-draw Term Loan in the aggregate amount of $70 million. Borrowings under the Term Loan are guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we are required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we are also scheduled to make quarterly repayments of the principal. The maturity date of the Term Loan is April 11, 2011. The Lender is entitled to prepayment of the outstanding balance under the Term Loan, if any, upon the occurrence of various events, including among others, if the Company sells assets and does not reinvest the proceeds in assets, receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing shall not be subject to the mandatory prepayment requirement. Generally, prepayments are subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 11 for discussion of the valuation of this prepayment premium). The unpaid amount of the Term Loan and accrued interest and all other obligations shall become due and payable immediately upon occurrence and continuation of any event of default. Under the Term Loan agreement, we must comply with various financial and non-financial covenants. The financial covenants include among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limit our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock. At July 31, 2006 we were not in compliance with the maximum annual capital expenditure covenant which condition was subsequently waived by the Lender.

Outstanding amounts of the Term Loan bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeds the LIBOR Rate plus 5% in year one or (b) exceeds the LIBOR Rate plus 7% for the years thereafter, such amounts exceeding the threshold will be capitalized and added to the outstanding principal amount of the Term Loan and shall incur interest. Outstanding amounts under the Revolving Credit Facility bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We are required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the Unadjusted LIBOR Rate Component of the interest costs to the Company (see Note 11).

As of July 31, 2006, we had $70.7 million gross outstanding under the Term Loan and had accrued approximately $0.4 million in interest related to this Term Loan. The amount borrowed was used to repay our accounts receivable financing line with Silicon Valley Bank, convertible notes and interest payable to Waythere, Inc. (formerly Surebridge, Inc.) and to pay transaction fees and expenses relating to the loan. In addition, we borrowed $6.4 million which is being held in an escrow account to payoff notes payable to the AppliedTheory Estate.

In connection with the Credit Facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants were not exercisable until after 90 days following the closing date of the Credit Facility and will expire on April 11, 2016. As of July 31, 2006, we had not borrowed under the Credit Facility. The warrants were fair valued using the Black-Scholes option-pricing model and are recorded in our Consolidated Balance Sheets as a discount to the loan amount of $9.1 million at inception and $8.5 million at July 31, 2006 and will be amortized into interest expense over the five-year term of the Credit Facility.

(b) Note Payable to Atlantic Investors, LLC

On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (Atlantic Loan) with Atlantic Investors, LLC (Atlantic), a related party. The Atlantic Loan bears an interest rate of 8% per annum. On April 11, 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in connection with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic dated January 29, 2003. Under the Atlantic amendment and related transaction documents, Atlantic agreed to reduce the availability of the Atlantic Loan to the amount outstanding as of April 11, 2006 of $3.0 million and approximately $0.7 million of accrued interest, agreed that this indebtedness shall be an unsecured obligation of the Company, agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point and agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full.

In the event the Company’s outstanding repayment obligations under the Atlantic Loan are not paid in full on or before the date that is 90 days after the closing date of the Silver Point transaction, Atlantic shall have the right, but not the obligation, at all times thereafter until Atlantic receives full payment, of converting such outstanding amounts into shares of the Company’s common stock by dividing (i) the dollar value of the outstanding obligation by (ii) $2.81, rounded to the nearest whole share.

At July 31, 2006, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Long Term Note Payable to Related Party on our Consolidated Balance Sheets. On July 31, 2006, we had approximately $0.8 million in accrued interest related to this note.

(c) Revolving Credit Facility with Atlantic Investors, LLC

On April 11, 2006, we entered into an unsecured subordinated Revolving Credit Agreement with Atlantic Investors LLC, in connection with and as a condition precedent to the Silver Point credit facility, whereby the Company established a subordinated revolving credit facility with Atlantic (the “Atlantic Facility”) in the amount not to exceed $5 million. Credit advances under the Atlantic Facility shall bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of LIBOR. Interest may, at the Company’s option, be paid in cash or promissory notes. All outstanding amounts under the Atlantic Facility shall be paid in full by the Company no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Credit Facility have been paid in full.

We plan to use the proceeds of the Atlantic Credit Facility, if necessary, for general corporate and working capital purposes of the Company and its subsidiaries. As of July 31, 2006, there were no borrowings outstanding under the Atlantic Credit Facility.

(d) Notes Payable to the AppliedTheory Estate

As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At July 31, 2006, we had approximately $0.5 million in accrued interest related to these notes. At July 31, 2006, we had borrowed $6.4 million from Silver Point Finance as part of the Term Loan and placed it in an escrow account reserved to repay these notes. This $6.4 million is included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets. In July 2006, NaviSite reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court and is expected to become final within the next twelve months.

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

(11) Derivative Instruments

In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the outstanding principal of the Term Loan (see Note 10) until expiration in April 2011. The Company paid approximately $320,000 to lock in a maximum LIBOR interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. As of July 31, 2006, the fair value of the interest rate derivative was approximately $210,000 which is included in Other assets in the Company’s Consolidated Balance Sheets. The change in fair value of approximately $110,000 was charged to Other income/(expense), net during the fourth quarter.

The prepayment penalty of our Term Loan was determined to be an embedded derivative which was required to be separately valued from the Term Loan. The Company’s third party valuation consultant calculated the fair value of this embedded derivative to be approximately $867,000 which has been included in the Consolidated Balance Sheets as a discount to the Term Loan with an offsetting amount included in “Other long-term liabilities”. Amortization of the embedded derivative, calculated on a straight line basis, will be included in interest expense and will reduce the discount to the Term Loan over the term of the loan. Any changes in the valuation of the embedded

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative will be recorded as an adjustment to any interest expense previously recorded and to the discount to the Term Loan with an offsetting adjustment to “Other long-term liabilities”.

(12) Commitments and Contingencies

(a) Leases

Abandoned Leased Facilities.   During fiscal year 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under the terms of a sublease over the remainder of the initial lease term, which is January 2012. During fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (see Note 10).

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

During the first quarter of fiscal year 2004, we abandoned administrative office space at 55 Francisco St., San Francisco, CA and data center space and office space located at Westwood Center, Vienna, VA. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expired in January 2006 for San Francisco, CA and expired in July 2005 for Vienna, VA.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of fiscal year 2005, we abandoned our administrative space at 10 Maguire Road in Lexington, MA. While we remain obligated under the terms of this lease for the rent and other costs associated with this lease, we made the decision to cease using this space during the first quarter of fiscal year 2005 and have no foreseeable plans to occupy it in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our current earnings in the first quarter of fiscal year 2005 of approximately $0.7 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied. The lease expired in April 2006.

The Company recorded $1.2 million of net lease impairment charges during fiscal year 2005, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road in Lexington, MA, adjustments relating to lease modifications for our Syracuse and Vienna facilities and revisions in assumptions associated with other impaired facilities, offset by a $0.6 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in La Jolla, CA.

The Company recorded $1.4 million of net lease impairment charges during fiscal year 2006, resulting from an adjustment to a lease modification for our Chicago facility and revisions in assumptions associated with other impaired facilities, offset by a $0.2 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in Lexington, MA.

All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Consolidated Statements of Operations.

Details of activity in the lease exit accrual for the year ended July 31, 2006 were as follows (in thousands):

			Purchase
			Accounting and	Payments, Less
Lease Abandonment	Balance at		Other	Accretion of	Balance at
Costs for:	July 31, 2005	Expense	Adjustments	Interest	July 31, 2006

Andover, MA	$796	$—	$—	$(209)	$587
Chicago, IL	866	116	7	(203)	786
Houston, TX	699	611	—	(430)	880
Syracuse, NY	254	497	—	(333)	418
Syracuse, NY	37	70	—	(32)	75
San Jose, CA	582	240	—	(611)	211
Atlanta, GA	124	—	15	(108)	31
Atlanta, GA	66	—	(9)	(57)	—
Lexington, MA	370	(161)	134	(343)	—

	$3,794	$1,373	$147	$(2,326)	$2,988

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2006:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)

Short/Long-term debt (a)	$80,103	$8,115	$5,934	$9,200	$11,900	$44,954	$—
Interest on debt (b)	40,741	8,449	8,803	7,958	6,763	8,768	—
Capital leases	3,068	2,302	751	15	—	—	—
Bandwidth commitments	2,039	1,388	635	16	—	—	—
Maintenance for hardware/software	631	615	15	1	—	—	—
Property leases (c)(d)(e)	42,923	9,465	8,485	6,203	3,618	1,985	13,167

	$169,505	$30,334	$24,623	$23,393	$22,281	$55,707	$13,167

(a)	Short/Long-term debt does not tie to the Consolidate Balance Sheets due to recorded discounts for warrants and embedded derivative

(b)	Interest on Term Loan assumes Libor is fixed at 5.51%

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(e)	In September 2006, we extended our San Jose data center lease for this facility until November 2016. The commitment amounts for the new lease not included in commitment schedule are $16.9 million.

Total rent expense for property leases was $9.8 million, $10.2 million and $10.5 million for fiscal years ended July 31, 2006, 2005 and 2004, respectively.

With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2006, restricted cash of approximately $0.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(13) Income Taxes

Total income tax expense (benefit) for the years ending July 31, 2006, July 31, 2005, and July 31, 2004, consisted of the following:

	July 31, 2006			July 31, 2005				July 31, 2004
	Current	Deferred	Total	Current		Deferred	Total	Current	Deferred	Total
	(In thousands)

Federal	$—	$972	$972		$—	$1,109	$1,109	$—	$—	$—
Foreign	—	—	—		—	—	—	1	—	1
State	—	201	201		—	229	229	—	—	—

	$—	$1,173	$1,173	$		$1,338	$1,338	$1	$—	$1

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual tax expense for the years ending July 31, 2006, July 31, 2005, and July 31, 2004, differs from the expected tax expense for the three years as follows:

	July 31,
	2006	2005	2004
	(In thousands)

Computed “expected” tax expense (benefit)	$(4,338)	$(5,014)	$(7,260)
State taxes, net of federal income tax benefit	201	229	—
Losses not benefited	5,310	6,123	7,261

Total	$1,173	$1,338	$1

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31,	July 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Accruals and reserves	$7,745	$6,526
Loss carryforwards	44,732	39,919
Depreciation and amortization	24,327	25,395

Total deferred tax assets	$76,804	$71,840
Less: Valuation allowance	(76,804)	(71,840)

Deferred tax liabilities:
Amortization of tax goodwill	$(2,511)	$(1,338)

Net deferred assets/(liabilities)	$(2,511)	$(1,338)

The valuation allowance increased by $5.0 million and $8.9 million for the years ended July 31, 2006 and 2005, respectively. Reported tax benefits related to approximately $0.3 million of the valuation allowance at July 31, 2006 will be recorded as an increase to paid-in capital, if realized, as it is relates to tax benefits from stock-based compensation.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $111.5 million after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation for the ownership change that occurred on September 11, 2002. The federal net operating loss carryforwards will expire from fiscal year 2012 to fiscal year 2026 and the state net operating loss carryforwards will expire from fiscal year 2009 to fiscal year 2026. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Code. The Company also has foreign net operating loss carryforwards of $3.8 million that may be carried forward indefinitely.

As of July 31, 2006, the Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $0.2 million for its non-U.S. subsidiaries since these earnings are to be reinvested indefinitely. It is not practicable to determine the taxes on such undistributed earnings.

The Company’s subsidiary in India benefits from certain tax incentives provided to software and technology firms under Indian tax laws. These incentives presently include an exemption from payment of Indian corporate income taxes for a period of ten consecutive years of operation of software development facilities designated as “Software Technology Parks” (the STP Tax Holiday). The tax holiday for the Company’s Indian subsidiary under STP will expire by 2009.

(14) Stockholders’ Equity

Issuance of Common Stock

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

During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held on December 9, 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2.0 million of deferred compensation expense, which will be amortized into compensation expense over the vesting period of the stock options. During the years ended July 31, 2004 and July 31, 2005, the Company reported compensation expense of approximately $0.5 million and $0.8 million respectively for these options. During the year ended July 31, 2005, approximately $0.1 million of deferred compensation was written off against APIC due to the termination of a member of the management team. The remaining unamortized compensation charge of approximately $0.6 million recorded as deferred compensation at July 31, 2005 was reclassified into additional paid in capital in August 2005 upon adoption of SFAS 123R.

As part of the Silicon Valley Bank Financing Agreement, on May 27, 2003 we issued to SVB a warrant to purchase up to 165,000 shares of NaviSite common stock with an exercise price of $2.50 per share, the closing price of our stock on the last business day before the issuance of the warrant. We fair valued the warrants at approximately $0.4 million using the Black-Scholes option-pricing model. The value of the warrants was amortized into interest expense over the term of the Financing Agreement. Pursuant to the terms of the warrant, on May 19, 2004, SVB fully exercised its warrant, which resulted in a net issuance of 73,738 shares.

In connection with our amended Silicon Valley Bank Financing Agreement, on January 30, 2004, we issued a warrant to SVB for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. We fair valued the warrant at $0.2 million using the Black-Scholes option-pricing model. The value of the warrant was amortized into interest expense over the term of the modified Financing Agreement which expired and was repaid in April 2006. The warrant is exercisable at any time on or after September 1, 2004. Pursuant to the terms of a Registration Rights Agreement, dated as of January 30, 2004, we also granted certain registration rights to SVB

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to the shares of common stock issuable upon exercise of the warrant. As of July 31, 2006, the warrants had not been exercised.

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

On February 11, 2005, we issued 6,750 shares of restricted stock to be held in escrow to former company employees in connection with the sale of the Clearblue Technologies Las Vegas datacenter to MarquisNet, LLC. On July 1, 2005 a participant ceased employment with Marquisnet, LLC and forfeited 500 shares of common stock. During the year ended July 31, 2005 the Company recorded $5,593 in compensation expense associated with the issuance of restricted stock. On February 11, 2006 the 6,250 shares became fully vested and the restriction was removed. During the year ended July 31, 2006 the Company recorded $3,702 in compensation expense associated with this restricted stock.

On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility with a financial institution, to repay certain maturing debt and increase borrowing available for corporate purposes. In connection with this credit facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. The warrants will expire on April 11, 2016. The warrants were fair valued using the Black-Scholes option pricing model and are recorded in our Consolidated Balance Sheet as a discount to the loan amount, based on fair value of $9.1 million. Warrants are being amortized into interest expense, using the effective interest method over the five year term of the credit facility. For the year ended July 31, 2006, we have amortized $0.6 million into interest expense.

(15) Stock Option Plans

(a) NaviSite 1998 Equity Incentive Plan

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant and the remaining 75% vesting monthly for the next thirty-six (36) months. On December 9, 2003, the NaviSite stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the 1998 Plan.

The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2006, 2005 and 2004, respectively:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	201,158	$5.76	232,053	$52.59	265,969	$66.14
Granted	—	—	—	—	40,000	$3.53
Exercised	(8,167)	3.80	—	—	(11,006)	$2.44
Cancelled	(57,993)	$13.17	(30,895)	$357.49	(62,910)	$87.61

Options outstanding, end of year	134,998	$2.69	201,158	$5.76	232,053	$52.59

Options exercisable, end of year	134,919	$2.69	200,720	$5.76	224,005	$54.02

Options available for grant, end of year	—		—		—

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 3.30	120,681	6.91	$2.55	120,602	$2.55
3.31 - 3.90	14,317	0.64	$3.90	14,317	$3.90

	134,998			134,919

(b) 1999 Employee Stock Purchase Plan

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

We issued a total of 16,657 shares since the plan’s inception. The Company has not allotted any additional shares to this plan at this time.

(c) NaviSite 2000 Stock Option Plan

In November 2000, NaviSite’s Board of Directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s employees, other than those who are also officers or directors, and our consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 66,666 shares. The board of directors administers this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year period. On December 9, 2003, the NaviSite Stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the Plan.

The following table reflects stock option activity under the Plan for the years ended July 31, 2006, 2005 and 2004, respectively:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,562	$128.44	3,708	$128.44	4,872	$128.44
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	(2,562)	128.44	(1,146)	128.44	(1,164)	128.44

Options outstanding, end of year	—	—	2,562	128.44	3,708	128.44

Options exercisable, end of year	—	—	2,562	128.44	3,708	128.44

Options available for grant, end of year	—		—		—

(d) NaviSite 2003 Stock Incentive Plan

On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was approved by the NaviSite Stockholders on December 9, 2003. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors or NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). The Board of Directors authorized 2,600,000 shares of Common Stock for issuance under the 2003 Plan. On November 11, 2003, the 2003 Plan was amended to increase the number of available shares from 2,600,000 to 3,800,000. On May 6, 2004, the Board of Directors authorized an additional 3,000,000 shares of Common Stock for issuance under the 2003 Plan, subject to stockholder approval which was deemed effective on February 20, 2005. On January 27, 2006, the Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares from 6,800,000 to 11,800,000 shares. This was deemed effective on February 23, 2006. On July 31, 2006 there were 11,800,000 shares authorized under the 2003 Plan.

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

As of July 31, 2006, stock options to purchase 6,453,130 shares of common stock at an average exercise price of $2.77 per share were outstanding under the 2003 Plan. For the Company’s U.S. and U.K. employees, the options are exercisable as to 25% of the original number of shares on the six month (180th day) anniversary of the optionholder and thereafter in equal amounts monthly over the three year period commencing on the six month anniversary of the optionholder. For the Company’s India employees, the options are exercisable as to 33.33% on

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ninth month (270th day) following the grant date and thereafter in equal amounts monthly over the three year period commencing on the ninth month anniversary. Options granted under the 2003 Plan have a maximum term of ten years.

The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2006, 2005 and 2004, respectively:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	5,880,270	$3.06	3,492,287	$3.85	2,189,000	$2.55
Granted	2,185,825	$1.93	4,898,275	$2.70	1,967,375	$4.92
Exercised	(463,175)	$2.35	(34,831)	$2.55	(148,079)	$2.55
Cancelled	(1,149,790)	$2.86	(2,475,461)	$3.47	(516,009)	$2.75

Options outstanding, end of year	6,453,130	$2.77	5,880,270	$3.06	3,492,287	$3.85

Options exercisable, end of year	3,326,576	$3.25	2,379,088	$3.68	1,340,969	$3.58

Options available for grant, end of year	4,700,785		736,820		159,634

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 1.28	295,657	9.32	$1.25	95,792	$1.25
1.29 - 1.38	271,813	9.12	$1.34	84,532	$1.34
1.39 - 1.44	156,000	9.52	$1.44	3,520	$1.42
1.45 - 1.46	317,417	9.46	$1.45	59,914	$1.45
1.47 - 1.50	203,625	9.53	$1.48	7,937	$1.47
1.51 - 1.56	138,054	9.11	$1.55	43,820	$1.55
1.57 - 1.58	1,254,499	8.67	$1.58	512,177	$1.58
1.59 - 1.67	207,959	8.96	$1.66	67,932	$1.66
1.68 - 1.79	218,454	8.91	$1.76	85,668	$1.76
1.80 - 2.37	217,898	8.67	$1.95	87,889	$1.95
2.38 - 2.51	175,542	8.38	$2.43	113,582	$2.41
2.52 - 2.55	878,537	7.09	$2.55	824,876	$2.55
2.56 - 3.53	215,312	8.36	$2.90	105,893	$3.04
3.54 - 3.95	182,000	9.69	$3.87	6,457	$3.95
3.96 - 4.39	434,624	8.31	$4.33	218,435	$4.39
4.40 - 4.97	170,114	8.65	$4.63	73,763	$4.73
4.98 - 5.39	200,000	7.74	$5.39	137,500	$5.39
5.40 - 5.68	802,000	7.50	$5.41	701,416	$5.41
5.69 - and up	113,625	7.46	$6.22	95,473	$6.31

	6,453,130			3,326,576

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other Stock Option Grants

At July 31, 2006, we had 2,665 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years.

(16) Related Party Transactions

Beginning April 1, 2004, we entered into an Outsourcing Agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. During the fiscal years ended July 31, 2006 and 2005, the Company charged ClearBlue approximately $137,000 and $132,000, respectively, under this agreement, which has been included in “Revenue, related parties” in the Consolidated Statements of Operations. As of July 31, 2006 and 2005, there are no amounts outstanding under this agreement.

In fiscal year 2006, we performed professional services and hosting services for a company whose Managing Director is a member of our Board of Directors. In fiscal year 2006, revenue generated from this company was approximately $55,000 and is included in “Revenue, related parties” in the Consolidated Statements of Operations.

In fiscal year 2006, we performed professional services and hosting services for a company whose Chief Executive is related to our Chief Executive Officer. In fiscal year 2006, revenue generated from this company was approximately $51,000 and is included in “Revenue, related parties” in the Consolidated Statements of Operations.

(17) Selected Quarterly Financial Data (Unaudited)

Financial information for interim periods was as follows:

	Fiscal Year Ended July 31, 2006
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$25,440	$26,305	$27,923	$29,419
Gross profit	7,763	7,612	8,798	9,850
Net loss	(3,470)	(3,968)	(3,448)	(3,045)
Net loss per common share (a)	$(0.12)	$(0.14)	$(0.12)	$(0.11)

	Fiscal Year Ended July 31, 2005
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$28,894	$28,381	$26,796	$25,792
Gross profit	6,074	7,713	7,534	7,932
Net loss	(6,576)	(4,632)	(3,033)	(1,843)
Net loss per common share (a)	$(0.24)	$(0.17)	$(0.11)	$(0.06)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

Under date of October 11, 2006, we reported on the consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2006, which are contained in the July 31, 2006 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Boston, Massachusetts
October 11, 2006

NAVISITE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2006, 2005, and 2004
	Balance at	Additions		Deductions	Balance at
	Beginning	Charged to		from	End of
	of Year	Expense	Other	Reserve	Year
	(In thousands)

Year ended July 31, 2004:
Allowance for doubtful accounts	$2,030	$2,568	$—	$(2,100)	$2,498
Year ended July 31, 2005:
Allowance for doubtful accounts	$2,498	$2,288	$—	$(1,899)	$2,887
Year ended July 31, 2006:
Allowance for doubtful accounts	$2,887	$51	$—	$(994)	$1,944