Form 10-Q
period 2006-10-31
NAVISITE INC
filed 2006-12-08
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Yes ☐            No ☑
     As of December 4, 2006, there were 29,112,729 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2006

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Information	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	30

Item 5.	Other Information	30

Item 6.	Exhibits	30
EX-10.1 First Amendment to the Registration Rights Agreement
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	October 31,	July 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,530	$3,360
Accounts receivable, less allowance for doubtful accounts of $1,726 and $1,944 at October 31, 2006 and July 31, 2006, respectively	12,333	11,872
Unbilled accounts receivable	642	430
Due from related party	60	30
Prepaid expenses and other current assets	9,730	8,804

Total current assets	24,295	24,496
Property and equipment, net	14,555	14,914
Customer lists, less accumulated amortization of $19,212 and $18,104 at October 31, 2006 and July 31, 2006, respectively	10,579	11,687
Goodwill	43,159	43,159
Other assets	6,792	7,214
Restricted cash	929	939

Total assets	$100,309	$102,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	3,584	2,115
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	2,291	2,081
Accounts payable	5,320	5,338
Accrued expenses and other current liabilities	12,127	13,732
Deferred revenue, deferred other income and customer deposits	3,929	4,302

Total current liabilities	33,251	33,568
Capital lease obligations, less current portion	456	741
Accrued lease abandonment costs, less current portion	1,214	1,628
Deferred tax liability	2,805	2,512
Other long-term liabilities	3,449	3,258
Note payable, less current portion	59,639	59,678
Note payable to related party	3,000	3,000

Total liabilities	103,814	104,385

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at October 31, 2006 and July 31, 2006	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 29,079 at October 31, 2006 and 28,959 at July 31, 2006	291	290
Accumulated other comprehensive income	243	203
Additional paid-in capital	468,473	467,400
Accumulated deficit	(472,512)	(469,869)

Total stockholders’ equity (deficit)	(3,505)	(1,976)

Total liabilities and stockholders’ equity (deficit)	$100,309	$102,409

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	October 31,	October 31,
	2006	2005
Revenue	$28,446	$25,410
Revenue, related parties	94	30

Total revenue	28,540	25,440

Cost of revenue	19,243	17,677

Gross profit	9,297	7,763

Operating expenses:
Selling and marketing	3,633	3,249
General and administrative	5,297	5,885
Impairment	(287)	—

Total operating expenses	8,643	9,134

Income (loss) from operations	654	(1,371)
Other income (expense):
Interest income	42	28
Interest expense	(3,238)	(1,977)
Other income, net	192	143

Loss before income tax expense	(2,350)	(3,177)
Income tax expense	293	293

Net loss	$(2,643)	$(3,470)

Basic and diluted net loss per common share	$(0.09)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	29,039	28,481

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,643)	$(3,470)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,404	3,078
Mark to market for interest rate cap	108	—
Deferred income tax expense	293	293
Impairment costs associated with abandoned leases	(287)	—
Amortization of warrants	508	26
Non-cash stock compensation	829	1,087
Provision for bad debts	(35)	291
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	(426)	(767)
Due from related parties	(30)	9
Unbilled accounts receivable	(212)	(170)
Prepaid expenses and other current assets, net	(915)	(384)
Long-term assets	314	(12)
Accounts payable	(18)	(1,034)
Customer deposits	(181)	2
Long-term liabilities	775	(12)
Accrued expenses and deferred revenue	(1,897)	(1,443)

Net cash provided by (used for) operating activities	(413)	(2,506)

Cash flows from investing activities:
Purchase of property and equipment	(1,420)	(1,207)

Net cash used for investing activities	(1,420)	(1,207)

Cash flows from financing activities:
Proceeds from exercise of stock options	245	—
Proceeds from notes payable	646	342
Repayment of notes payable	(308)	(1,132)
Payments on capital lease obligations	(580)	(483)

Net cash provided by (used for) financing activities	3	(1,273)

Net increase (decrease) in cash	(1,830)	(4,986)
Cash and cash equivalents, beginning of year	3,360	6,816

Cash and cash equivalents, end of year	$1,530	$1,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,086	$1,325

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
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
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 26, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2007.
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
     (b) Revenue Recognition
     Revenue consists primarily of monthly fees for Web site and Internet custom and packaged application management, hosting, colocation and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services, application management, hosting and colocation revenue is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. We generally sell our professional services under contracts with terms ranging from one to five years. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
     (c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $7.4 million as of October 31, 2006 and July 31, 2006, including $6.5 million which is classified as short-term on the Consolidated Balance Sheets as of October 31, 2006 and July 31, 2006, respectively and is included in “Prepaid expenses and other current assets”. The October 31, 2006 and July 31, 2006 balances primarily represent cash held in escrow for payment to the AppliedTheory Estate against the Note Payable and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
     (f) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, accounts payable, and accrued expenses. As of October 31, 2006, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 8% and 10% of our total revenue for the three months ended October 31, 2006 and 2005, respectively. Accounts receivable include approximately $1.6 million due from this third-party customer at October 31, 2006 and approximately $0.9 million at July 31, 2006.
     (g) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income (loss), resulting from foreign currency translation adjustment, on the Condensed Consolidated Balance Sheets.
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
     Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. For U.S. grants, the Company generally grants options under its equity plan that vest as to 25% of the original number of shares on the sixth month (180 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the sixth month (180 days) following the date of grant. In February 2006, the Company issued its first option grants to its India employees. The options vest as to 33.33% of the original number of shares on the ninth month (270 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the ninth month (270 days) following the date of grant. In October 2006, the Company eliminated this deviation from the U.S. Plan and made the India Plan consistent with the U.S. Plan.
     The Company uses the Black-Scholes option pricing model to value the compensation expense associated with the stock based awards under SFAS123R. For the quarter ending October 31, 2006, we recognized $241,000 in cost of sales, $88,000 in sales and marketing and $500,000 in general and administrative compensation expense for stock options. For the quarter ended October 31, 2005, we recognized $250,000 in cost of sales, $79,000 in sales and

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
marketing and $758,000 in general and administrative compensation for stock options. The fair value of each stock option grant was estimated on the date of grant assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price.

	Three Months Ended
	October 31,
	2006	2005
Risk-free interest rate	4.63%	4.17%
Expected volatility	108.26%	108.60%
Expected life (years)	3.53	2.18
Weighted average fair value of options granted	$2.62	$0.88
     In addition, the Company estimates forfeitures when recognizing compensation expense and will adjust the estimate of forfeitures when they are expected to differ. For the three months ended October 31, 2006, we estimated that 5% of options granted will be forfeited prior to the first vesting tranche. Forfeitures after the first vesting tranche are estimated to not be material. For the quarter ended October 31, 2005, we estimated that 15% of options granted would be forfeited prior to the first vesting tranche.
     As of October 31, 2006, the total remaining unrecognized compensation cost related to nonvested awards is $3.7 million. The weighted average period over which the cost is expected to be recognized is 2.14 years.
     The following table reflects stock option activity under the Company’s equity incentive plans for the three months ended October 31, 2006.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, July 31, 2006	6,590,793	$2.82	—	$—
Granted	205,500	$3.67	—	$—
Exercised	(119,973)	$2.05	—	$—
Forfeited or expired	(152,003)	$3.07	—	$—
Options outstanding, October 31, 2006	6,524,317	$2.85	8.15	$7,777,136

Options exercisable, October 31, 2006	4,108,767	$3.13	7.80	$4,417,299

     In conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, the Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123(R).
     (j) Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and diluted common equivalent shares outstanding during the period, using either the “if-converted” method for convertible preferred stock and notes or the treasury stock method for warrants and options, unless amounts are anti-dilutive.
     For the three months ended October 31, 2006 and 2005, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three months ended October 31, 2006 and 2005, there were 3,110,477 and 6,250 of dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during this period.
     (k) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.
     (l) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (deficit), (“Accumulated other comprehensive income”).
     (m) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to protect against rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments are recognized over the life of the agreements as other income/ (expense). The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use financial instruments for trading purposes.
     (n) Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on the presentation of our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the provisions of FIN 48 will have on our financial results.
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
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The adoption of FSP FAS123(R)-3 will not have a material impact on our consolidated financial statements or the results of operations.
(3) Impairment of Long-Lived Assets
     The Company did not record any impairment charge during the three months ended October 31, 2006 and 2005.
(4) Property and Equipment
     Property and equipment at October 31, 2006 and July 31, 2006 are summarized as follows:

	October 31,	July 31,
	2006	2006
	(In thousands)
Office furniture and equipment	$3,318	$3,303
Computer equipment	46,449	45,075
Software licenses	11,775	11,216
Leasehold improvements	9,975	9,958

	71,517	69,552
Less: Accumulated depreciation and amortization	(56,962)	(54,638)

Property and equipment, net	$14,555	$14,914

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Equipment valued at approximately $0.5 million was purchased under capital leases during the three months ended October 31, 2006.
(5) Intangible Assets
     The gross carrying amount and accumulated amortization as of October 31, 2006 and July 31, 2006 for customer lists related to prior acquisitions are as follows:

	October 31,	July 31,
	2006	2006
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(19,212)	(18,104)

Customer lists, net	$10,579	$11,687

     Intangible asset amortization expense for the three months ended October 31, 2006 and 2005 aggregated $1.1 million and $1.2 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2007 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)
2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005
2011	$988
(6) Investment in Debt Securities
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
(7) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	October 31,	July 31,
	2006	2006
	(In thousands)
Accrued payroll, benefits and commissions	$3,438	$4,331
Accrued accounts payable	2,993	2,905
Accrued interest	910	913
Accrued impairment	1,006	1,360
Accrued sales/use, property and miscellaneous taxes	931	1,070
Other accrued expenses and current liabilities	2,849	3,153

	$12,127	$13,732

(8) Debt
     Debt consists of the following:

	October 31,	July 31,
	2006	2006
	(In thousands)
Term Loan, net of discount	$62,438	$61,345
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to the Atlantic Investors	3,000	3,000
Notes payable to landlord	95	319
Other notes payable	690	129

Total	72,223	70,793
Less current portion	9,584	8,115

Long-term debt	$62,639	$62,678

     (a) Term Loan and Revolving Credit Facility
     On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility (the Credit Facility) with Silver Point Finance LLC, (the Lender) to repay certain maturing debt and increase borrowing available for corporate purposes. The Term Loan consists of a five year single-draw Term Loan in the aggregate amount of $70 million. Borrowings under the Term Loan are guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we are required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we are also scheduled to make quarterly repayments of the principal. The maturity date of the Term Loan is April 11, 2011. The Lender is entitled to prepayment of the outstanding balance under the Term Loan, if any, upon the occurrence of various events, including, among others, if the Company sells assets and does not reinvest the proceeds in assets, receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing shall not be subject to the mandatory prepayment requirement. Generally, prepayments are subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 10 for discussion of the valuation of this prepayment premium). The unpaid amount of the Term Loan and accrued interest and all other obligations shall become due and payable immediately upon occurrence and continuation of any event of default. Under the Term Loan agreement, we must comply with various financial and non-financial covenants. The financial covenants include among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limit our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock. At October 31, 2006 we were not in compliance with the fixed charge covenant which condition was subsequently waived by the Lender.
     Outstanding amounts of the Term Loan bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeds the LIBOR Rate plus 5% in year one or (b) exceeds the LIBOR Rate plus 7% for the years thereafter, such amounts exceeding the threshold will be capitalized and

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
added to the outstanding principal amount of the Term Loan and shall incur interest. Outstanding amounts under the Revolving Credit Facility bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We are required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the Unadjusted LIBOR Rate Component of the interest costs to the Company (see Note 9).
     As of October 31, 2006, we had $71.2 million outstanding under the Term Loan and had accrued approximately $0.4 million in interest related to this Term Loan. The amount borrowed was used to repay our accounts receivable financing line, convertible notes and interest payable and to pay transaction fees and expenses relating to the loan. In addition, we borrowed $6.4 million which is being held in an escrow account to payoff notes payable to the AppliedTheory Estate.
     In connection with the Credit Facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants were not exercisable until after 90 days following the closing date of the Credit Facility and will expire on April 11, 2016. The warrants were fair valued using the Black-Scholes option-pricing model and are recorded in our Consolidated Balance Sheets as a discount to the loan amount of $9.1 million at inception and $8.0 million at October 31, 2006 and are being amortized into interest expense over the five-year term of the Credit Facility. As of October 31, 2006, we had not borrowed under the Credit Facility.
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
     The principal and accrued interest of the Atlantic Loan from time to time became convertible into shares of the Company’s common stock at $2.81 per share 90 days following April 11, 2006.
     At October 31, 2006, we had $3.0 million outstanding under the Atlantic Loan. This amount is shown as Long Term Note Payable to Related Party on our Consolidated Balance Sheets. On October 31, 2006, we had approximately $0.8 million in accrued interest related to this note.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     We plan to use the proceeds of the Atlantic Credit Facility, if necessary, for general corporate and working capital purposes of the Company. As of October 31, 2006, there were no borrowings outstanding under the Atlantic Credit Facility.
(d) Notes Payable to the AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM entered into two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At October 31, 2006, we had approximately $0.5 million in accrued interest related to these notes. At October 31, 2006, we had kept the borrowed $6.4 million from Silver Point Finance as part of the Term Loan, in an escrow account, reserved to repay these notes. This $6.4 million is included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets. In July 2006, NaviSite reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court and is expected to become final within the next twelve months.
(e) Notes Payable to Landlord
     As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility was transferred into a note payable (Landlord Note). The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (First Lease Amendment), as well as common area maintenance and property taxes associated with the space. The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest. The final payment was due and paid in November 2006.
     In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note (Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman Road location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due on March 1, 2007.
(9) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the outstanding principal of the Term Loan (see Note 8) until expiration in April 2011. The Company paid approximately $320,000 to lock in a maximum LIBOR interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. As of October 31, 2006, the fair value of the interest rate derivative was approximately $102,000 which is included in Other Assets in the Company’s Consolidated Balance Sheets. The change in fair value for the quarter, of approximately $108,000 was charged to “Other income/(expense), net” in the accompanying condensed consolidated statement of operations.
     The prepayment penalty of our Term Loan was determined to be an embedded derivative which was required to be separately valued from the Term Loan. The Company’s third party valuation consultant calculated the fair value of this embedded derivative to be approximately $867,000 which has been included in the Consolidated Balance Sheets as a discount to the Term Loan with an offsetting amount included in “Other long-term liabilities”. Amortization of the embedded derivative, calculated on a straight line basis, will be included in interest expense and will reduce the discount to the Term Loan over the term of the loan. Any changes in the valuation of the embedded derivative will be recorded as an adjustment to any interest expense previously recorded and to the discount to the Term Loan with an offsetting adjustment to “Other long-term liabilities”.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(10) Commitments and Contingencies
     (a) Leases
Abandoned Leased Facilities. During the first quarter of fiscal year 2007 and 2006, no additional leases were abandoned and no new lease abandonment charges were recorded. However, we recorded a reduction in expense of $0.3 million during the three months ended October 31, 2006, primarily due to revised assumptions due to securing a sublease of an impaired facility.
     All impairment expense amounts recorded are included in the caption “Impairment “ in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the three months ended October 31, 2006 were as follows (in thousands):

	Balance		Purchase Accounting	Payments, less	Balance
Lease Abandonment	July 31,		and Other	accretion of	October 31,
Costs for:	2006	Expense	Adjustments	interest	2006
Andover, MA	$587	—	—	$(51)	$536
Chicago, IL	786	(249)	—	(51)	486
Houston, TX	880	—	—	(102)	778
Syracuse, NY	417	—	—	(80)	337
Syracuse, NY	76	—	—	(7)	69
San Jose, CA	211	(38)	—	(159)	14
Atlanta, GA	31	—	(18)	(13)	—

	$2,988	$(287)	$(18)	$(463)	$2,220

     Minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2006:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt(a)	$80,981	$9,584	$7,101	$9,800	$12,100	$42,396	$—
Interest on debt(b)	37,973	8,712	8,544	7,602	6,333	6,782	—
Capital leases	2,940	2,473	463	4	—	—	—
Bandwidth commitments	1,442	973	469	—	—	—	—
Maintenance for hardware/software	386	376	10	—	—	—	—
Property leases(c)(d)	57,218	10,216	9,288	7,205	4,493	3,762	22,254

	$180,940	$32,334	$25,875	$24,611	$22,926	$52,940	$22,254

(a)	Short/Long-term debt does not tie to the Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.37%.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At October 31, 2006, restricted cash of approximately $0.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
     (b) Legal Matters
IPO Securities Litigation
     On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York, and generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Four other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), David Federico (filed June 21, 2001) and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, was named as a defendant in the Nguyen lawsuit. The Federico lawsuit sought certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001, and also named additional underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc.
     Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999 initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order in Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the plaintiffs in the IPO Securities Litigation. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006 in order to consider the written and oral submissions addressing whether the Court should enter final approval of the settlement. On November 15, 2006, a second amendment to the settlement stipulation was filed (“Amendment # 2”). Amendment #2 modifies how the “Recovery Deficit,” as defined in the settlement stipulation, is to be calculated and also deletes certain provisions pursuant to which the insurers could have recouped certain Notice Costs, Litigation Trust Costs and Defense Costs as defined in the settlement stipulation. The matter was taken under advisement and remains pending with the Court.
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. Absent modification by or further proceedings in the Second Circuit, the matter is to be remanded to the Court for further proceedings. The effect, if any, of the Second Circuit’s ruling on the pending issuers’ settlement is not known at this time.
     If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover some or all of the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
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
(11) Income Tax Expense
     The Company recorded $0.3 million of deferred income tax expense during the three months ended October 31, 2006 and 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge asset acquisition in June 2004 and the acquisition of certain Applied Theory assets by Clearblue Technologies Management, Inc. prior to the pooling of interest in December 2002. Accordingly, the acquired

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
goodwill and intangible assets for both acquisitions are amortizable for income tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A. “Risk Factors” and in our annual report on Form 10-K under Item 1.A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
     We currently service approximately 950 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or providing additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
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

Results of Operations for the Three Months Ended October 31, 2006 and 2005
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended
	October 31,
	2006	2005
Revenue	99.7%	99.9%
Revenue, related parties	0.3%	0.1%

Total revenue	100.0%	100.0%

Cost of revenue	67.4%	69.5%

Gross profit	32.6%	30.5%

Operating expenses:
Selling and marketing	12.7%	12.8%
General and administrative	18.6%	23.1%
Impairment	(1.0)%	0.0%

Total operating expenses	30.3%	35.9%

Gain/(Loss) from operations	2.3%	(5.4)%

Other income (expense):
Interest income	0.1%	0.1%
Interest expense	(11.3)%	(7.8)%
Other income (expense), net	0.7%	0.6%

Loss before income tax expense	(8.2)%	(12.5)%
Income tax expense	1.1%	1.1%

Net loss	(9.3)%	(13.6)%

Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended October 31, 2006 increased 12.2% to approximately $28.5 million from approximately $25.4 million for the three months ended October 31, 2005. The overall growth of $3.1 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the three months ended October 31, 2006 and 2005 totaled $94,000 and $30,000, respectively.
     One unrelated customer accounted for 8% and 10% of our total revenue during the first fiscal quarter of 2007 and 2006, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related

Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Gross profit of $9.3 million for the three months ended October 31, 2006 increased approximately $1.5 million, or 19.3%, from a gross profit of approximately $7.8 million for the three months ended October 31, 2005. Gross profit for the first fiscal quarter of 2007 represented 32.6% of total revenue, compared to 31.0% of total revenue for the first fiscal quarter of 2006. Due to the fixed cost nature of our infrastructure, increased customer revenue resulted in incremental improvements in our operating margins.
     Total cost of revenue increased approximately 8.5% to $19.2 million during the first fiscal quarter of 2007 from approximately $17.7 million during the first fiscal quarter of 2006. As a percentage of revenue, total cost of revenue decreased to 67.4% in the first fiscal quarter of 2007 from 69.5% in the first fiscal quarter of 2006. The increase in cost of revenue of $1.5 million resulted primarily from increased salary and related expenses of approximately $0.7 million due to increased headcount, an increase in billable expenses of $0.3 million directly related to increased revenue, an increase of depreciation and amortization expense of approximately $0.4 million and increased hardware and software maintenance costs of approximately $0.1 million.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 12.5% to approximately $3.6 million, or 12.7% of total revenue, during the three months ended October 31, 2006 from approximately $3.2 million, or 12.6% of total revenue, during the three months ended October 31, 2005. The increase of approximately $0.4 million resulted primarily from the increased salary and related expenses of approximately $0.3 million due to increased headcount and the increase of marketing program spending of approximately $0.1 million.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 10.2% to approximately $5.3 million, or 18.6% of total revenue, during the three months ended October 31, 2006 from approximately $5.9 million, or 23.1% of total revenue, during the three months ended October 31, 2005. The decrease of approximately $0.6 million was primarily the result of a decrease in legal charges of approximately $0.3 million and a decrease in bad debt expense of approximately $0.3 million.
Operating Expenses — Impairment
     We recorded a reduction in expense of $0.3 million during the three months ended October 31, 2006, primarily due to revised assumptions due to securing a sublease of an impaired facility. No impairment charges were recorded during the three months ended October 31, 2005.
Interest Income
     Interest income increased 50.0% to approximately $42,000 during the three months ended October 31, 2006 from approximately $28,000 during the three months ended October 31, 2005. The increase in interest income is mainly due to an increase in the rate of interest on our security deposits and interest earned on our escrow account.
Interest Expense
     Interest expense increased 60% to approximately $3.2 million, or 11.3% of total revenue, during the three months ended October 31, 2006 from approximately $2.0 million, or 7.8% of total revenue, during the three months ended October 31, 2005. The increase of $1.2 million is primarily related to amounts drawn, during the third quarter of fiscal year 2006, on our term loan with Silver Point Finance and the addition of capital leases.
Other Income (Expense), Net
     Other income was approximately $192,000 during the three months ended October 31, 2006, as compared to other income of approximately $143,000 during the three months ended October 31, 2005. The other income recorded during the first fiscal quarter of 2007 is primarily attributable to rent from sublease of our facility at Las Vegas with a third party and certain settlements with customers in favor of the Company.
Income Tax Expense
     The Company recorded $0.3 million of deferred income tax expense during the three months ended October 31, 2006 and 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge asset acquisition in June 2004 and the acquisition of certain Applied Theory assets by Clearblue Technologies Management, Inc. prior to the pooling of interest in December 2002. Accordingly, the acquired goodwill and intangible assets for both acquisitions are amortizable for income tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.
Liquidity and Capital Resources
     As of October 31, 2006, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3.0 million provided by Silver Point Finance and a revolving credit facility with Atlantic Investors LLC, to borrow a maximum amount of $5.0 million. We had a working capital deficit of $9.0 million, including cash and cash equivalents of $1.5 million at October 31, 2006, as compared to a working capital deficit of $9.1 million, including cash and cash equivalents of $3.4 million, at July 31, 2006.
     The total net change in cash and cash equivalents for the three months ended October 31, 2006 was a decrease of $1.8 million. The primary uses of cash during the three months ended October 31, 2006 included $0.4 million of cash used for operating activities, $1.4 million for purchases of property and equipment and approximately $0.9 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the three months ended October 31, 2006 were $0.2 million in proceeds from exercise of stock options and $0.6 million in proceeds from note payable. Net cash used for operating activities of $0.4 million during the three months ended October 31, 2006, resulted primarily from funding our $2.6 million net loss and $2.6 million of net changes in operating assets and liabilities, which was partially offset by non-cash charges of approximately $4.8 million.
     Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. As of October 31, 2006, we had not started borrowing from our credit facility with Silver Point.
     Our revolving credit facility with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic facility shall be paid in full no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic facility shall bear interest at either: (a) 7% per annum plus the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at our option, be paid in cash or promissory notes. As of October 31, 2006, we had not started borrowing from our facility with Atlantic Investors LLC. Given the Company’s cash resources as of October 31, 2006 and committed lines of credit, the Company believes that it has sufficient liquidity to support its operations over the next fiscal year and for the foreseeable future.

Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the provisions of FIN 48 will have on our financial results.
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
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The adoption of FSP FAS123 (R)-3 will not have a material impact on our consolidated financial statements or the results of operations.
Contractual Obligations and Commercial Commitments

     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of October 31, 2006, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Year s	Year 5
	(In thousands)
Short/Long-term debt(a)	$80,981	$9,584	$16,901	$54,496	$—
Interest on debt(b)	37,973	8,712	16,146	13,115	—
Capital leases	2,940	2,473	467	—	—
Bandwidth commitments	1,442	973	469	—	—
Maintenance for hardware/software	386	376	10	—	—
Property leases(c)(d)	57,218	10,216	16,493	8,255	22,254

	$180,940	$32,334	$50,486	$75,866	$22,254

(a)	Short/Long-term debt does not tie to the Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.37%.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
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
     Revenue Recognition. Revenue consists primarily of monthly fees for Web site and Internet application management, hosting, colocation and professional services. We also derive revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Application management, hosting and colocation revenue is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Installation fees associated with application management, hosting and colocation revenue are billed at the time the installation service is provided and recognized over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where we also provide application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured term loan facility with Silver Point Finance, we are required to have interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate not more than 6.5% per annum. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to us. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at October 31, 2006 was limited mainly to LIBOR on our outstanding loan with our senior secured term loan facility with Silver Point Finance. At October 31, 2006 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.2 million increase in our interest expense under our senior secured term loan facility with Silver Point Finance for the fiscal quarter ended October 31, 2006.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
IPO Securities Litigation
     On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York, and generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Four other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), David Federico (filed June 21, 2001) and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, was named as a defendant in the Nguyen lawsuit. The Federico lawsuit sought certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001, and also named additional underwriter defendants including J.P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B.T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J.P. Morgan & Co., J.P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc.
     Those five cases, along with lawsuits naming more than 300 other issuers and over 50 investment banks which have been sued in substantially similar lawsuits, have been assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). On September 6, 2001, the Court entered an order consolidating the five individual cases involving us and designating Werman v. NaviSite, Inc., et al., Civil Action No. 01-CV-5374 as the lead case. A consolidated, amended complaint was filed thereafter on April 19, 2002 (the “Class Action Litigation”) on behalf of plaintiffs Arvid Brandstrom and Tony Tse against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. Plaintiffs uniformly allege that all defendants, including the NaviSite Defendants, violated the federal securities laws (i.e., Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5) by issuing and selling our common stock pursuant to the October 22, 1999 initial public offering, without disclosing to investors that some of the underwriters of the offering, including the lead underwriters, had solicited and received extensive and undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

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
     On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the pending Class Action Litigation substantially consistent with a memorandum of understanding negotiated among proposed class plaintiffs, the issuer defendants and the insurers for such issuer defendants. Among other contingencies, any such settlement would be subject to approval by the Court. Plaintiffs filed on June 14, 2004, a motion for preliminary approval of the Stipulation And Agreement Of Settlement With Defendant Issuers And Individuals (the “Preliminary Approval Motion”). On February 15, 2005, the Court approved the Preliminary Approval Motion in a written opinion which detailed the terms of the settlement stipulation, its accompanying documents and schedules, the proposed class notice and, with a modification to the bar order to be entered, the proposed settlement order and judgment. A further conference was held on April 13, 2005, at which time the Court considered additional submissions but did not make final determinations regarding the exact form, substance and program for notifying the proposed settlement class. On August 31, 2005, the Court entered a further Preliminary Order in Connection with Settlement Proceedings (the “Preliminary Approval Order”), which granted preliminary approval to the issuer’s settlement with the plaintiffs in the IPO Securities Litigation. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006 in order to consider the written and oral submissions addressing whether the Court should enter final approval of the settlement. On November 15, 2006, a second amendment to the settlement stipulation was filed (“Amendment # 2”). Amendment #2 modifies how the “Recovery Deficit,” as defined in the settlement stipulation, is to be calculated and also deletes certain provisions pursuant to which the insurers could have recouped certain Notice Costs, Litigation Trust Costs and Defense Costs as defined in the settlement stipulation. The matter was taken under advisement and remains pending with the Court.
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. Absent modification by or further proceedings in the Second Circuit, the matter is to be remanded to the Court for further proceedings. The effect, if any, of the Second Circuit’s ruling on the pending issuers’ settlement is not known at this time.
     If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover some or all of the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risk factor below was disclosed on our Annual Report on Form 10-K and has been updated as of October 31, 2006.
We have a history of losses and may never achieve or sustain profitability.
     We have never been profitable and may never become profitable. As of October 31, 2006, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $472.5 million. During the fiscal quarter ended October 31, 2006, we had a net loss of approximately $2.6 million. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.
A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.
     The New York State Department of Labor represented approximately 8% and 10% of our consolidated revenue for the fiscal quarters ended October 31, 2006 and 2005, respectively. The New York State Department of Labor has multiple contracts with us. For the fiscal quarter ended October 31, 2006, the contract relating to the America’s Job Bank program represented approximately 77% of our consolidated revenue from the New York State Department of Labor, and the contract relating to the America’s One Stop Operating System program represented approximately 23% of our consolidated revenue from the New York State Department of Labor.
     The New York State Department of Labor has been a long-term customer of ours, but we cannot assure you that we will be able to retain all of our contracts with this customer. We also cannot assure you that we will be able to maintain the same levels of service to this customer or that our revenue from this customer will not significantly decline in future periods. On August 16, 2005, we entered into a new agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. The New York State Department of Labor is not obligated under this agreement to buy a minimum amount of services from us or designate us as its sole supplier of any particular service. Further, the New York State Department of Labor has the right to terminate this agreement at any time by providing us with 60 days notice.
     We have been notified by the New York State Department of Labor that funding for the America’s Job Bank program will cease at the expiration of our current contract. We have begun making preparations to continue the program and the services without government funding and expect to receive revenues from advertising placement as well as other ancillary services, but we cannot assure you that revenue will remain at the same level or that cash flows will not be adversely impacted.
Item 5. Other Information
     During the quarter ended October 31, 2006, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 8, 2006	NAVISITE, INC.
	By:	/s/ John J. Gavin, Jr.
John J. Gavin Jr.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	First Amendment to the Registration Rights Agreement, dated June 2006, by and between the Registrant and Waythere, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.