Form 10-Q
period 2007-01-31
NAVISITE INC
filed 2007-03-15
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Yes ☐       No ☑
     As of March 9, 2007, there were 31,080,480 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2007

Page
Number
Part I. FINANCIAL INFORMATION	3

Item 1. Financial Information	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	32

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33
EX-10.1 Amend No. 1 to Credit and Guaranty Agreement
EX-10.2 Amend No. 2 to Credit and Guaranty Agreement
EX-10.3 Amend No. 3 to Credit and Guaranty Agreement
EX-10.4 Amend No. 4 to Credit and Guaranty Agreement
EX-10.8 Amend no. 1 to Warrant, dated as of February 13, 2007
EX-10.9 Waiver and Extension to Credit and Guaranty Agreement
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,975	$3,360
Accounts receivable, less allowance for doubtful accounts of $1,368 and $1,944 at January 31, 2007 and July 31, 2006, respectively	12,851	11,872
Unbilled accounts receivable	789	430
Due from related party	—	30
Prepaid expenses and other current assets	9,747	8,804

Total current assets	26,362	24,496
Property and equipment, net	14,383	14,914
Customer lists, less accumulated amortization of $20,192 and $18,104 at January 31, 2007 and July 31, 2006, respectively	9,599	11,687
Goodwill	43,159	43,159
Other assets	6,348	7,214
Restricted cash	930	939

Total assets	$100,781	$102,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	$4,825	$2,115
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	2,272	2,081
Accounts payable	5,345	5,338
Accrued expenses and other current liabilities	13,020	13,732
Deferred revenue, deferred other income and customer deposits	4,318	4,302

Total current liabilities	35,780	33,568
Capital lease obligations, less current portion	573	741
Accrued lease abandonment costs, less current portion	1,017	1,628
Deferred tax liability	3,099	2,512
Other long-term liabilities	2,713	3,258
Note payable, less current portion	59,274	59,678
Note payable to related party	—	3,000

Total liabilities	102,456	104,385

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at January 31, 2007 and July 31, 2006	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 31,042 at January 31, 2007 and 28,959 at July 31, 2006	310	290
Accumulated other comprehensive income	242	203
Additional paid-in capital	474,101	467,400
Accumulated deficit	(476,328)	(469,869)

Total stockholders’ equity (deficit)	(1,675)	(1,976)

Total liabilities and stockholders’ equity (deficit)	$100,781	$102,409

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006
Revenue	$30,115	$26,264	$58,561	$51,674
Revenue, related parties	82	41	176	71

Total revenue	30,197	26,305	58,737	51,745

Cost of revenue	20,546	18,693	39,789	36,370

Total cost of revenue	20,546	18,693	39,789	36,370

Gross profit	9,651	7,612	18,948	15,375

Operating expenses:
Selling and marketing	4,222	3,955	7,855	7,204
General and administrative	5,857	5,095	11,154	10,980
Impairment, restructuring and other	—	377	(287)	377

Total operating expenses	10,079	9,427	18,722	18,561

Income (Loss) from operations	(428)	(1,815)	226	(3,186)
Other income (expense):
Interest income	42	26	84	54
Interest expense	(3,190)	(2,015)	(6,428)	(3,992)
Other income (expense), net	54	130	246	273

Loss before income tax expense	(3,522)	(3,674)	(5,872)	(6,851)
Income tax expense	(294)	(294)	(587)	(587)

Net loss	$(3,816)	$(3,968)	$(6,459)	$(7,438)

Basic and diluted net loss per common share	$(0.13)	$(0.14)	$(0.22)	$(0.26)

Basic and diluted weighted average number of common shares outstanding	29,714	28,481	29,376	28,481

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,459)	$(7,438)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,787	6,251
Mark to market for interest rate cap	139	—
Costs (recoveries) associated with abandoned leases	(287)	377
Amortization of warrants	1,017	53
Stock based compensation	1,834	2,120
Provision for bad debts	(53)	365
Deferred income tax expense	587	587
Changes in operating assets and liabilities:
Accounts receivable	(926)	(1,760)
Unbilled accounts receivable	(359)	(69)
Due from related party	30	27
Prepaid expenses and other current assets, net	(931)	(300)
Long term assets	727	(1)
Accounts payable	8	(462)
Long-term liabilities	1,493	(32)
Accrued expenses, deferred revenue and customer deposits	(1,001)	(222)

Net cash provided by (used for) operating activities	2,606	(504)

Cash flows from investing activities:
Purchase of property and equipment	(2,942)	(2,298)
Net cash used for investing activities	(2,942)	(2,298)

Cash flows from financing activities:
Restricted cash	(1)	—
Proceeds from exercise of stock options and warrants	1,023	—
Proceeds from notes payable	1,754	436
Repayment of notes payable	(639)	(1,610)
Payments on capital lease obligations	(2,186)	(940)

Net cash used for financing activities	(49)	(2,114)

Net decrease in cash	(385)	(4,916)
Cash and cash equivalents, beginning of period	3,360	6,816

Cash and cash equivalents, end of period	$2,975	$1,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,135	$2,248
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
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 26, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2007.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets, the collectability of receivables, revenue recognition, and other assumptions for sublease and lease abandonment reserves.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     (c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $7.4 million as of January 31, 2007 and July 31, 2006, including $6.5 million which is classified as short-term on the Condensed Consolidated Balance Sheets as of January 31, 2007 and July 31, 2006, respectively and is included in “Prepaid expenses and other current assets”. The January 31, 2007 and July 31, 2006 balances primarily represent cash held in escrow for payment to the AppliedTheory Estate against the Note Payable and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
     (f) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, accounts payable, and accrued expenses. As of January 31, 2007, the carrying cost of these

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instruments approximated their fair value. The financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 8% of our total revenue for the six months ended January 31, 2007 and 2006, respectively. Accounts receivable include approximately $0.9 million due from this third-party customer at January 31, 2007 and approximately $0.9 million at July 31, 2006.
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
     Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. For US and UK grants, the Company generally grants options under its equity plan that vest as to 25% of the original number of shares on the sixth month (180 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the sixth month (180 days) following the date of grant. In February 2006, the Company issued its first option grants to its India employees. The options vested as to 33.33% of the original number of shares on the ninth month (270 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the ninth month (270 days) following the date of grant. In October 2006, the Company eliminated this deviation from the US Plan and made the India Plan consistent with the US Plan.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company uses the Black-Scholes option pricing model to value the compensation expense associated with the stock based awards under SFAS123R. The following table reflects the stock compensation expense for the Company for the three and six months ended January 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Cost of Sales	$282	$244	$523	$494
Sales & Marketing	$113	$86	$201	$165
General & Administrative	$610	$703	$1,110	$1,461
     The fair value of each stock option grant was estimated on the date of grant assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price. The expected term is the period of time between the date the option is granted and the date the option is fully exercisable. The period of time takes into consideration the vesting period of the option, the average period of time similar options have remained outstanding in the past, and events that might influence exercise behavior (such as stock price volatility).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Risk free interest rate	4.57%	4.44%	4.58%	4.28%
Expected Volatility	105.73%	101.21%	106.18%	105.64%
Expected Life (years)	3.53	2.18	3.53	2.18
Weighted average fair value of options granted	$2.93	$0.73	$2.87	$0.82
     The Company recorded $77,000 of expense during the quarter ending January 31, 2007 due to a modification of options held by the Chief Financial Officer, who resigned in January 2007. Pursuant to a lockup agreement, NaviSite amended his option agreements to extend the time that vested options could be exercised from 90 days from termination to 227 days from termination. Modifications to option agreements under SFAS 123R require a remeasurement of the option based upon a comparison of the fair value of the option immediately before the modification and immediately following the modification.
     In addition, the Company estimates forfeitures when recognizing compensation expense and will adjust the estimate of forfeitures when they are expected to differ. For the three months and six months ended January 31, 2007 we estimated that 5% of options granted will be forfeited prior to the first vesting tranche. For the three and six months ended January 31, 2006, we estimated that 15% of options granted would be forfeited before the first vesting tranche. Forfeitures after the first vesting tranche are estimated to not be material.
     As of January 31, 2007, the total remaining unrecognized compensation cost related to nonvested awards is $4.9 million. The weighted average period over which the cost is expected to be recognized is 2.73 years.
     The following table reflects stock option activity under the Company’s equity incentive plans for the six months ended January 31, 2007.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, July 31, 2006	6,590,793	$2.82	—	$—
Granted	1,138,210	$4.09	—	$—
Exercised	(420,666)	$2.43	—	$—
Forfeited or expired	(509,630)	$2.65	—	$—

Options outstanding, January 31, 2007	6,798,707	$3.07	8.17	$16,347

Options exercisable, January 31, 2007	4,200,794	$3.12	7.65	$10,025

     The company has a policy of issuing new shares to satisfy its stock option exercises.
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
     For the three and six months ended January 31, 2007 and 2006, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, as they would be anti-dilutive due to the reported losses. For the three and six months ended January 31, 2007, there were 3,838,072 and 3,280,415 of dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and six months ended January 31, 2006, there were 6,250 of dilutive shares, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (m) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to protect against rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments are recognized over the life of the agreements as other income/ (expense). The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.
     (n) Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 will be effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.
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
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective August 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.
(3) Impairment of Long-Lived Assets
     The Company did not record any impairment charge during the three months and six months ended January 31, 2007 and 2006.
(4) Property and Equipment
     Property and equipment at January 31, 2007 and July 31, 2006 are summarized as follows:

	January 31,	July 31,
	2007	2006
	(In thousands)
Office furniture and equipment	$3,325	$3,303
Computer equipment	48,256	45,075
Software licenses	12,030	11,216
Leasehold improvements	10,159	9,958

	73,770	69,552
Less: Accumulated depreciation and amortization	(59,387)	(54,638)

Property and equipment, net	$14,383	$14,914

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
     Equipment valued at approximately $0.7 million and $1.2 million was purchased under capital leases during the three and six months ended January 31, 2007, respectively and approximately $0.1 million and $1.2 million for the three and six months ended January 31, 2006, respectively.
(5) Intangible Assets
     The gross carrying amount and accumulated amortization as of January 31, 2007 and July 31, 2006 for customer lists related to prior acquisitions are as follows:

	January 31,	July 31,
	2007	2006
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(20,192)	(18,104)

Customer lists, net	$9,599	$11,687

     Intangible asset amortization expense for the three and six months ended January 31, 2007 and 2006 aggregated $1.0 million and $2.1 million, and $1.2 million and $2.5 million, respectively. Customer lists are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2007 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
     On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired. As such, we have reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring in the fourth quarter of fiscal year 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million. On January 29, 2007, the final claim in the bankruptcy case was settled and all remaining assets were distributed to the creditors of the Estate. The Company received approximately $0.15 million in this final distribution and the difference between the carrying value and the amount received was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2007.
(7) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2007	2006
	(In thousands)
Accrued payroll, benefits and commissions	$3,920	$4,331
Accrued accounts payable	3,604	2,905
Accrued interest	913	913
Accrued impairment	932	1,360
Accrued sales/use, property and miscellaneous taxes	922	1,070
Other accrued expenses and current liabilities	2,729	3,153

	$13,020	$13,732

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Debt
     Debt consists of the following:

	January 31,	July 31,
	2007	2006
	(In thousands)
Term Loan, net of discount	$63,536	$61,345
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to the Atlantic Investors	—	3,000
Notes payable to landlord	10	319
Other notes payable	553	129

Total	70,099	70,793
Less current portion	10,825	8,115

Long-term debt	$59,274	$62,678

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
     Outstanding amounts of the Term Loan bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeds the LIBOR Rate plus 5% in year one or (b) exceeds the LIBOR Rate plus 7% for the years thereafter, such amounts exceeding the threshold will be capitalized and added to the outstanding principal amount of the Term Loan and shall incur interest. The interest rate for the Term Loan was 13.36% as of 1/31/07. Outstanding amounts under the Revolving Credit Facility bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We are required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the Unadjusted LIBOR Rate Component of the interest costs to the Company (see Note 9).
     The amount borrowed was used to repay our accounts receivable financing line, convertible notes and interest payable and to pay transaction fees and expenses relating to the loan. In addition, we borrowed $6.4 million which is being held in an escrow account to pay off notes payable to the AppliedTheory Estate. As of January 31, 2007, we had $71.7 million outstanding under the Term Loan and had accrued approximately $0.4 million in interest related to this Term Loan.
     In connection with the Credit Facility, the Company issued two warrants to purchase an aggregate of

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants were not exercisable until after 90 days following the closing date of the Credit Facility and will expire on April 11, 2016. The warrants were fair valued using the Black-Scholes option-pricing model and are recorded in our Condensed Consolidated Balance Sheets as a discount to the loan amount of $9.1 million at inception and $7.5 million at January 31, 2007 and are being amortized into interest expense over the five-year term of the Credit Facility. During the second quarter of fiscal year 2007, we borrowed and repaid $1.0 million under the Credit Facility. During the month of January 2007, Silverpoint exercised warrants for the purchase of 287,500 share of common stock in connection with the pubic offering of the Company’s common stock. (see Note 12)
     On February 13, 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “Amendment”) with Silver Point . Under the Amendment, the Lenders provided to the Company an additional term loan in the original principal amount of $3,762,753 (the “Supplemental Term Loan”). Pursuant to the Credit Agreement, the Lenders had the right to require the Company to borrow amounts on substantially the same terms as the existing Term Loan.
     The Supplemental Term Loan was funded in full on February 13, 2007. The terms of the Supplemental Term Loan are the same as the existing Term Loan. The Company will use amounts borrowed under the Supplemental Term Loan for working capital and other general corporate purposes.
     On February 13, 2007, in connection with the Amendment, the Company issued two warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share (representing 1% of the fully diluted common equity of the Company). The warrants will be fair valued using the Black Scholes option pricing model will be recorded in the Company’s third quarter results as a discount to the loan and amortized over the remaining life of the credit facility.
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
     The principal and accrued interest of the Atlantic Loan from time to time became convertible into shares of the Company’s common stock at $2.81 per share, (the market price of our stock on April 11, 2006),,90 days following April 11, 2006.
     In January 2007, Atlantic converted all of the remaining principal and accrued interest of $3,863,610 into 1,374,950 shares of the Company’s common stock. (see Note 12)
(c) Revolving Credit Facility with Atlantic Investors, LLC
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
outstanding amounts under the Atlantic Facility shall be paid in full by the Company no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Credit Facility have been paid in full.
     We plan to use the proceeds of the Atlantic Credit Facility, if necessary, for general corporate and working capital purposes of the Company. As of January 31, 2007, there were no borrowings outstanding under the Atlantic Credit Facility.
(d) Notes Payable to the AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At January 31, 2007, we had approximately $0.5 million in accrued interest related to these notes. At January 31, 2007, the Company had retained the borrowed $6.4 million from Silver Point Finance as part of the Term Loan, and maintained these amounts in an escrow account, reserved to repay these notes. This $6.4 million is included in “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court and is expected to become final within the next nine months.
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
     In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note (Second Landlord Note) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman Road location. The Second Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest, with the final payment due and subsequently paid on March 1, 2007.
(9) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the outstanding principal of the Term Loan (see Note 8) until expiration in April 2011. The Company paid approximately $320,000 to lock in a maximum LIBOR interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. As of January 31, 2007, the fair value of the interest rate derivative was approximately $71,000 which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and six months ended January 31, 2007 was approximately $31,000 and $139,000, respectively. The change in fair value was charged to “Other income/(expense), net” in the accompanying Condensed Consolidated Statement of Operations.
     The prepayment penalty of our Term Loan was determined to be an embedded derivative which was required to be separately valued from the Term Loan. The Company’s third party valuation consultant calculated the fair value of this embedded derivative to be approximately $867,000 which has been included in the Condensed Consolidated Balance Sheets as a discount to the Term Loan with an offsetting amount included in “Other long-term liabilities”.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(10) Commitments and Contingencies
(a) Leases
Abandoned Leased Facilities. During the second quarter of fiscal year 2007 and 2006, no additional leases were abandoned and no new lease abandonment charges were recorded.
     All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the six months ended January 31, 2007 are as follows (in thousands):

			Purchase	Payments,
	Balance		Accounting	less	Balance
Lease Abandonment	July 31,		and Other	accretion of	January
Costs for:	2006	Expense	Adjustments	interest	31, 2007
Andover, MA	$587	—	—	$(96)	$491
Chicago, IL	786	(249)	—	(77)	460
Houston, TX	880	—	—	(203)	677
Syracuse, NY	417	—	—	(157)	260
Syracuse, NY	76	—	—	(16)	60
San Jose, CA	211	(38)	—	(173)	—
Atlanta, GA	31	—	(18)	(13)	—

	$2,988	$(287)	$(18)	$(735)	$1,948

     Minimum annual rental commitments under operating leases and other commitments are as follows as of January 31, 2007:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt(a)	$78,304	$10,825	$7,937	$10,500	$12,300	$36,742	$—
Interest on debt(b)	34,692	9,028	8,346	7,310	5,963	4,045	—
Capital leases	3,102	2,469	514	42	42	35	—
Bandwidth commitments	1,866	1,506	360	—	—	—	—
Maintenance for hardware/software	372	366	6	—	—	—	—
Property leases(c)(d)	54,672	10,153	8,740	6,850	3,846	3,768	21,315

	$173,008	$34,347	$25,903	$24,702	$22,151	$44,590	$21,315

(a)	Short/Long-term debt does not tie to the Condensed Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.36%.

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2007, restricted cash of approximately $0.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
     (b) Legal Matters
IPO Securities Litigation
     On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York, and generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Four other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), David Federico (filed June 21, 2001) and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, was named as a defendant in the Nguyen lawsuit. The Federico lawsuit sought certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001, and also named additional underwriter defendants, including J. P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B. T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J. P. Morgan & Co., J. P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs-appellees therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. On January 5, 2007, the plaintiffs-appellees filed a petition with the Second Circuit for rehearing and rehearing en banc (the “Petition”). In response to a January 24, 2007 order by the Second Circuit, on February 7, 2007, defendants-appellants filed a response to the Petition. The Petition remains pending in the Second Circuit. Absent modification by or further proceedings in the Second Circuit, the matter is to be remanded to the Court for further proceedings. The effect, if any, of the Second Circuit’s ruling on the pending issuers’ settlement is not known at this time.
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

NAVISITE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
business, financial condition, results of operations or cash flows.
(11) Income Tax Expense
     The Company recorded $0.3 million and $0.6 million of deferred income tax expense during the three and six months ended January 31, 2007 and 2006, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
(12) Stockholders’ Equity
     Unregistered Sales of Equity Securities
     On January 2, 2007, the Company, pursuant to the terms of the Amended and Restated Loan Agreement (the “Amended Loan Agreement”) dated as of April 11, 2006, received notice from Atlantic of its election to convert the full amount of the Company’s outstanding repayment obligations under the Amended Loan Agreement into 1,374,950 shares of the Company’s common stock. Under the Amended Loan Agreement, if the Company did not pay in full the Company’s outstanding repayment obligations by July 10, 2006, Atlantic had the right, but not the obligation, to convert such outstanding amounts into shares of the Company’s common stock by dividing (i) the dollar value of the outstanding obligations by (ii) $2.81, (the market price per share of our common stock on April 11, 2006), rounded to the nearest whole share.
     The shares issuable upon conversion of the outstanding repayment obligations under the Amended Loan Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of the shares issuable upon conversion of the outstanding repayment obligations under the Amended Loan Agreement.
     Public Offering
     On January 19, 2007, 9,952,500 shares of the Company’s common stock, par value $0.01, was sold in a public offering by certain shareholders, at a per share value of $4.50. The Company received no proceeds from this sale of shares by these selling shareholders.

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
     In past years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited, a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and
     E-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
Results of Operations for the Three and Six Months Ended January 31, 2007 and 2006
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated

Statements of Operations as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenue	99.7%	99.8%	99.7%	99.9%
Revenue, related parties	0.3%	0.2%	0.3%	0.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	68.0%	71.1%	67.7%	70.3%

Total cost of revenue	68.0%	71.1%	67.7%	70.3%

Gross profit	32.0%	28.9%	32.3%	29.7%

Operating expenses:
Selling and marketing	14.0%	15.0%	13.4%	13.9%
General and administrative	19.4%	19.4%	19.0%	21.3%
Impairment, restructuring and other	0.0%	1.4%	0.5%	0.7%

Total operating expenses	33.4%	35.8%	31.9%	35.9%

Loss from operations	(1.4)%	(6.9)%	(0.4)%	(6.2)%

Other income (expense):
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(10.6)%	(7.7)%	(10.9)%	(7.7)%
Other income (expense), net	0.2%	0.5%	0.4%	0.5%

Loss before income tax expense	(11.7)%	(14.0)%	(10.0)%	(13.3)%
Income tax expense	(1.0)%	(1.1)%	(1.0)%	(1.1)%

Net loss	(12.6)%	(15.1)%	(11.0)%	(14.4)%

  Comparison of the Three and Six Months Ended January 31, 2007 and 2006
Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended January 31, 2007 increased 14.8% to approximately $30.2 million from approximately $26.3 million for the three months ended January 31, 2006. The overall growth of approximately $3.9 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the three months ended January 31, 2007 and 2006 totaled $82,000 and $41,000, respectively.
     Total revenue for the six months ended January 31, 2007 increased 13.5% to approximately $58.7 million from approximately $51.7 million for the six months ended January 31, 2006. The overall growth of approximately $7.0 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the six months ended January 31, 2007 and 2006 totaled $176,000 and $71,000, respectively. One unrelated customer accounted for 8% and 10% of our total revenue during the first half of fiscal year 2007 and 2006, respectively.

Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2007 increased approximately 9.6% to $20.5 million during the second fiscal quarter of 2007 from approximately $18.7 million during the second fiscal quarter of 2006. As a percentage of revenue, total cost of revenue decreased to 68.0% in the second fiscal quarter of 2007 from 71.1% in the second fiscal quarter of 2006 primarily related to the scaling of our relatively fixed cost infrastructure against increasing revenue. The overall increase in cost of revenue of $1.8 million resulted primarily from increased salary and related expenses of approximately $1.1 million due to increased headcount, increases in depreciation and amortization and facilities related charges of approximately $0.3 million, an increase in billable expenses of approximately $0.8 million, partially offset by a reduction in hardware and software maintenance costs and other expenses of approximately $0.4 million.
     Total cost of revenue for the six months ended January 31, 2007, increased approximately 9.4% to $39.8 million from approximately $36.4 million for the six months ended January 31, 2006. As a percentage of revenue, total cost of revenue decreased from 70.3% of revenue for the six months ended January 31, 2006 to 67.7% of revenue for the six months ended January 31, 2007 primarily related to the scaling of our relatively fixed cost infrastructure against increasing revenue. The overall increase in cost of revenue of approximately $3.4 million resulted primarily from increased salary and related expenses of approximately $1.8 million due to increased headcount, increases in depreciation and amortization and facilities related charges of approximately $ 0.7 million, an increase in billable expenses of approximately $1.3 million partially offset by a reduction in hardware and software maintenance costs and other expenses of approximately $0.4 million.
     Gross profit of approximately $9.7 million for the three months ended January 31, 2007 increased approximately $2.0 million, or 26.8%, from a gross profit of approximately $7.6 million for the three months ended January 31, 2006. Gross profit for the second fiscal quarter of 2007 represented 32.0% of total revenue, compared to 28.9% of total revenue for the second fiscal quarter of 2006. Due to the fixed cost nature of our infrastructure, increased customer revenue resulted in incremental improvements in our operating margins.
     Gross profit of approximately $18.9 million for the six months ended January 31, 2007 increased approximately $3.6 million, or 23.2%, from a gross profit of approximately $15.3 million for the six months ended January 31, 2006. Gross profit for the second half of fiscal year 2007 represented 32.3% of total revenue, as compared to 29.7% of total revenue for the second half of fiscal year 2006. Due to the fixed cost nature of our infrastructure, increased customer revenue resulted in incremental improvements in our operating margins.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 6.7% to approximately $4.2 million, or 14.0% of total revenue, during the three months ended January 31, 2007 from approximately $4.0 million, or 15.0% of total revenue, during the three months ended January 31, 2006. The increase of approximately $0.2 million resulted primarily from the increased salary and related expenses due to increased headcount.
     Selling and marketing expense increased 9.0% to approximately $7.9 million, or 13.4% of total revenue, during the six months ended January 31, 2007 from approximately $7.2 million, or 13.9% of total revenue, during the six months ended January 31, 2006. The increase of approximately $0.7 million resulted primarily from the increased salary and related expenses due to increased headcount.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

     General and administrative expense increased 15.7% to approximately $5.9 million, or 19.4% of total revenue, during the three months ended January 31, 2007 from approximately $5.1 million, or 19.4% of total revenue, during the three months ended January 31, 2006. The increase of approximately $0.8 million was primarily the result of a charge of $0.6 million for secondary offering fees and approximately $0.5 million for amortization of Silverpoint deal cost, partially offset by a decrease of approximately $0.3 million in other general and administrative expenses.
     General and administrative expense increased 1.6% to approximately $11.2 million, or 19.0% of total revenue, during the six months ended January 31, 2007 from approximately $11.0 million, or 21.3% of total revenue, during the six months ended January 31, 2006. The increase of approximately $0.2 million was primarily the result of a charge of $0.6 million for secondary offering fees and approximately $0.8 million for amortization of Silver Point deal costs, partially offset by a decrease in bad debt expense of approximately $0.4 million, $0.4 million in miscellaneous fees and charges, $0.2 million in legal fees and $0.2 million in miscellaneous taxes.
Operating Expenses — Impairment
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.4 million during the three months ended January 31, 2006, whereas no impairment charges were recorded during the three months ended January 31, 2007.
     We recorded a reduction in expense of $0.3 million during the six months ended January 31, 2007, primarily due to revised assumptions due to securing a sublease of an impaired facility, as compared to a charge of $0.4 million recorded during the six months ended January 31, 2006, associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense.
Interest Income
     Interest income increased 61.5% to approximately $42,000 during the three months ended January 31, 2007 from approximately $26,000 during the three months ended January 31, 2006. The increase in interest income is mainly due to an increase in the rate of interest on our security deposits and interest earned on our escrow account.
     Interest income increased 55.6% to approximately $84,000 during the six months ended January 31, 2007 from approximately $54,000 during the six months ended January 31, 2006. The increase in interest income is mainly due to an increase in the rate of interest on our security deposits and interest earned on our escrow account.
Interest Expense
     Interest expense increased 58.3% to approximately $3.2 million, or 10.6% of total revenue, during the three months ended January 31, 2007 from approximately $2.0 million, or 7.7% of total revenue, during the three months ended January 31, 2006. The increase of $1.2 million is primarily related to amounts drawn, during the third quarter of fiscal year 2006, on our term loan with Silver Point Finance, the addition of capital leases, and an increase in interest rate between our previous debt and the Silver Point facility.
     Interest expense increased 61% to approximately $6.4 million, or 10.9% of total revenue, during the six months ended January 31, 2007 from approximately $4.0 million, or 7.7% of total revenue, during the six months ended January 31, 2006. The increase of $2.4 million is primarily related to amounts drawn, during the third quarter of fiscal year 2006, on our term loan with Silver Point Finance, the addition of capital leases, and an increase in interest rate between our previous debt and the Silver Point facility.
Other Income (Expense), Net
     Other income was approximately $54,000 during the three months ended January 31, 2007, as compared to other income of approximately $130,000 during the three months ended January 31, 2006. The other income recorded during the second fiscal quarter of 2007 is primarily attributable to rent from sublease of our facility at Las Vegas with a third party.

     Other income was approximately $246,000 during the six months ended January 31, 2007, as compared to other income of approximately $273,000 during the six months ended January 31, 2006. The other income recorded during the first six months of 2007 is primarily attributable to rent from sublease of our facility at Las Vegas with a third party and certain settlements with customers in favor of the Company.
Income Tax Expense
     The Company recorded $0.3 million and $0.6 million of deferred income tax expense during the three and six months ended January 31, 2007 and 2006, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of Applied Theory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of January 31, 2007, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3.0 million provided by Silver Point Finance and a revolving credit facility with Atlantic Investors LLC, to borrow a maximum amount of $5.0 million. We had a working capital deficit of $9.4 million, including cash and cash equivalents of approximately $3.0 million at January 31, 2007, as compared to a working capital deficit of $9.1 million, including cash and cash equivalents of $3.4 million, at July 31, 2006.
     The total net change in cash and cash equivalents for the six months ended January 31, 2007 was a decrease of $0.4 million. The primary uses of cash during the six months ended January 31, 2007 included $2.9 million for purchases of property and equipment and approximately $2.8 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the six months ended January 31, 2007 were $2.6 million of cash generated from operating activities, $1.0 million in proceeds from exercise of stock options and warrants and $1.8 million in proceeds from note payable. Net cash generated from operating activities of $2.6 million during the six months ended January 31, 2007, resulted primarily from non-cash charges of approximately $10.0 million, which was partially offset by funding our $6.5 million net loss and $1.0 million of net changes in operating assets and liabilities.
     Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. During the second quarter of fiscal year 2007, we borrowed and repaid $1.0 million under the revolving credit facility.
     Our revolving credit facility with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic facility shall be paid in full no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic facility shall bear interest at either: (a) 7% per annum plus the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at our option, be paid in cash or promissory notes. As of January 31, 2007, we had not started borrowing from our facility with Atlantic Investors LLC.
     Given the Company’s cash resources as of January 31, 2007 and committed lines of credit, the Company believes that it has sufficient liquidity to support its operations over the fiscal year and for the foreseeable future.

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 will be effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.
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
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective August 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2007, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Year s	Year 5
	(In thousands)
Short/Long-term debt(a)	$78,304	$10,825	$18,437	$49,042	$—
Interest on debt(b)	34,692	9,028	15,656	10,008	—
Capital leases	3,102	2,469	556	77	—
Bandwidth commitments	1,866	1,506	360	—	—
Maintenance for hardware/software	372	366	6	—	—
Property leases(c)(d)	54,672	10,153	15,590	7,614	21,315

	$173,008	$34,347	$50,605	$66,741	$21,315

(a)	Short/Long-term debt does not tie to the Condensed Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.36%.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured term loan facility with Silver Point Finance, we are required to have interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate not more than 6.5% per annum. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to us. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at January 31, 2007 was limited mainly to LIBOR on our outstanding loan with our senior secured term loan facility with Silver Point Finance. At January 31, 2007 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.2 million increase in our interest expense under our senior secured term loan facility with Silver Point Finance for the fiscal quarter ended January 31, 2007.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
IPO Securities Litigation
     On or about June 13, 2001, Stuart Werman and Lynn McFarlane filed a lawsuit against us, BancBoston Robertson Stephens, an underwriter of our initial public offering in October 1999, Joel B. Rosen, our then chief executive officer, and Kenneth W. Hale, our then chief financial officer. The suit was filed in the United States District Court for the Southern District of New York, and generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by Robertson Stephens in connection with our initial public offering. The suit seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. Four other substantially similar lawsuits were filed between June 15, 2001 and July 10, 2001 by Moses Mayer (filed June 15, 2001), Barry Feldman (filed June 19, 2001), David Federico (filed June 21, 2001) and Binh Nguyen (filed July 10, 2001). Robert E. Eisenberg, our president at the time of the initial public offering in 1999, was named as a defendant in the Nguyen lawsuit. The Federico lawsuit sought certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and June 12, 2001, and also named additional underwriter defendants, including J. P. Morgan Chase, First Albany Companies, Inc., Bank of America Securities, LLC, Bear Stearns & Co., Inc., B. T. Alex. Brown, Inc., Chase Securities, Inc., CIBC World Markets, Credit Suisse First Boston Corp., Dain Rauscher, Inc., Deutsche Bank Securities, Inc., The Goldman Sachs Group, Inc., J. P. Morgan & Co., J. P. Morgan Securities, Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley Dean Witter & Co., Robert Fleming, Inc. and Salomon Smith Barney, Inc.
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
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs-appellees therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. On January 5, 2007, the plaintiffs-appellees filed a petition with the Second Circuit for rehearing and rehearing en banc (the “Petition”). In response to a January 24, 2007 order by the Second Circuit, on February 7, 2007, defendants-appellants filed a response to the Petition. The Petition remains pending in the Second Circuit. Absent modification by or further proceedings in the Second Circuit, the matter is to be remanded to the Court for further proceedings. The effect, if any, of the Second Circuit’s ruling on the pending issuers’ settlement is not known at this time.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risk factors below were disclosed on our Annual Report on Form 10-K and have been updated as of January 31, 2007.
We have a history of losses and may never achieve or sustain profitability.
     We have never been profitable and may never become profitable. As of January 31, 2007, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $476.3 million. During the fiscal quarter ended January 31, 2007, we had a net loss of approximately $3.8 million. We anticipate that we will continue to incur net losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.
A significant portion of our revenue comes from one customer and, if we lost this customer, it would have a significant adverse impact on our business results and cash flows.
     The New York State Department of Labor represented approximately 8% of our consolidated revenue for the six months ended January 31, 2007 and 2006, respectively. We have multiple projects and services covered under our contract with the New York State Department of Labor. For the fiscal quarter ended January 31, 2007, services relating to the America’s Job Bank program represented approximately 6% of our consolidated revenue from the New York State Department of Labor, and projects and services relating to the America’s One Stop Operating System program represented approximately 2% of our consolidated revenue from the New York State Department of Labor.
     On August 16, 2005, we entered into an agreement with the New York State Department of Labor with a two year term which is set to expire on June 14, 2007. We have been notified by the New York State Department of Labor that funding for the America’s Job Bank program will cease at the expiration of our current contract. We have begun making preparations to continue the program and service it without government funding and expect to receive revenues from advertising placement as well as other ancillary services, but we cannot assure you that revenue will remain at the same level or that cash flows will not be adversely impacted.
Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and, as the owners of a majority of our common stock, can prevent new and existing investors from influencing significant corporate decisions.
     Atlantic Investors, LLC and Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors’ two managing members, together owned approximately 50.1% of our outstanding capital stock as of February 27, 2007. Following the closing of our senior secured term loan facility with Silver Point Finance, LLC on April 11, 2006, Atlantic Investors’ ownership alone was approximately 43% on a fully diluted basis. In addition on January 2, 2007, Atlantic Investors’ converted a promissory note with principal and accrued interest of approximately $3.9 million into 1,374,950 shares of our common stock to sell in an offering of shares of our common stock by certain selling stockholders pursuant to a registration statement on Form S-3 filed on November 28, 2006.
     Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC together have the power to elect a majority of our Board of Directors and have the ability to control our management and affairs and determine the outcome of any corporate action requiring stockholder approval. Regardless of how our other stockholders may vote, Atlantic Investors, Unicorn Worldwide Holdings and Madison Technology acting together have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction. Under Delaware law, Atlantic Investors, Unicorn Worldwide Holdings and Madison Technology are able to exercise their voting power by written consent, without convening a meeting of the stockholders. The ownership of a majority of our outstanding common stock by Atlantic Investors, Unicorn Worldwide Holdings and Madison Technology may have the effect of delaying, deterring or preventing a change in control of us or discouraging a potential acquirer from attempting to obtain control of us, which could adversely affect the market price of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2006 Annual meeting of Stockholders of the Company (the “Annual Meeting”) held on December 12, 2006, the following matters were acted upon by the stockholders of the Company:
1.	The election of six members of the board of directors of the Company to serve for a one-year term; and

2.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
     The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of October 23, 2006 was 29,065,200. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of six members of the board of Directors:
Andrew Ruhan	23,581,556	15,746	N/A	N/A	N/A
Arthur P. Becker	23,579,962	17,340	N/A	N/A	N/A
Gabriel Ruhan	23,579,180	18,122	N/A	N/A	N/A
James Dennedy	23,589,031	8,271	N/A	N/A	N/A
Larry Schwartz	23,587,642	9,660	N/A	N/A	N/A
Thomas R. Evans	23,587,831	9,471	N/A	N/A	N/A
Ratification of Independent Registered Accounting Firm:	23,591,338	N/A	5,348	616	0
Item 5. Other Information
     During the quarter ended January 31, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2007	NAVISITE,	INC.

	By:	/s/ James W. Pluntze

James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 1 to Credit and Guaranty Agreement, dated June 2, 2006, by and among the Registrant, the subsidiaries of the Registrant, the Lenders and Silver Point Finance, LLC.

10.2	Amendment No. 2 to Credit and Guaranty Agreement, dated September 26, 2006, by and among the Registrant, the subsidiaries of the Registrant, the Lenders and Silver Point Finance, LLC.

10.3	Amendment No. 3 to Credit and Guaranty Agreement, dated January 5, 2007, by and among the Registrant, the subsidiaries of the Registrant, the Lenders and Silver Point Finance, LLC.

10.4	Amendment No. 4 to Credit and Guaranty Agreement, dated February 13, 2007, by and among the Registrant, the subsidiaries of the Registrant, the Lenders and Silver Point Finance, LLC.

10.5	Warrant Purchase Agreement, dated as of February 13, 2007, by and among the Registrant, SPCP Group, LLC and SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).

10.6	Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group, LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).

10.7	Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).

10.8	Amendment No. 1 to Warrant, dated as of February 13, 2007, by and between the Registrant and SPCP Group, LLC.

10.9	Waiver and Extension to Credit and Guaranty Agreement, dated as of November 28, 2006, by and among the Registrant, the subsidiaries of the Registrant, the lenders and Silver Point Finance LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.