Form 10-Q
period 2007-04-30
NAVISITE INC
filed 2007-06-07
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Yes ☐      No ☑
     As of June 1, 2007, there were 31,373,338 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	April 30,	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,624	$3,360
Accounts receivable, less allowance for doubtful accounts of $936 and $1,944 at April 30, 2007 and July 31, 2006, respectively	15,737	11,872
Unbilled accounts receivable	1,095	430
Due from related party	—	30
Prepaid expenses and other current assets	9,325	8,804

Total current assets	30,781	24,496
Property and equipment, net	14,757	14,914
Customer lists, less accumulated amortization of $21,149 and $18,104 at April 30, 2007 and July 31, 2006, respectively	8,642	11,687
Goodwill	43,159	43,159
Other assets	6,467	7,214
Restricted cash	931	939

Total assets	$104,737	$102,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	$5,690	$2,115
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	2,053	2,081
Accounts payable	4,318	5,338
Accrued expenses and other current liabilities	13,298	13,732
Deferred revenue, deferred other income and customer deposits	4,603	4,302

Total current liabilities	35,962	33,568
Capital lease obligations, less current portion	871	741
Accrued lease abandonment costs, less current portion	845	1,628
Deferred tax liability	3,391	2,512
Other long-term liabilities	3,362	3,258
Notes payable, less current portion	60,300	59,678
Note payable to related party	—	3,000

Total liabilities	104,731	104,385

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at April 30, 2007 and July 31, 2006	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 31,351 at April 30, 2007 and 28,959 at July 31, 2006	314	290
Accumulated other comprehensive income	305	203
Additional paid-in capital	478,074	467,400
Accumulated deficit	(478,687)	(469,869)

Total stockholders’ equity (deficit)	6	(1,976)

Total liabilities and stockholders’ equity (deficit)	$104,737	$102,409

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006
Revenue	$32,664	$27,850	$91,225	$79,524
Revenue, related parties	84	73	260	144

Total revenue	32,748	27,923	91,485	79,668

Cost of revenue	21,914	19,125	61,703	55,495

Gross profit	10,834	8,798	29,782	24,173
Operating expenses:
Selling and marketing	4,274	4,281	12,129	11,485
General and administrative	5,508	5,441	16,662	16,421
Impairment, restructuring and other	—	136	(287)	513

Total operating expenses	9,782	9,858	28,504	28,419

Income (loss) from operations	1,052	(1,060)	1,278	(4,246)
Other income (expense):
Interest income	79	137	163	191
Interest expense	(3,307)	(2,377)	(9,735)	(6,369)
Other income, net	110	145	356	418

Loss before income tax expense	(2,066)	(3,155)	(7,938)	(10,006)
Income tax expense	(293)	(293)	(880)	(880)

Net loss	$(2,359)	$(3,448)	$(8,818)	$(10,886)

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.29)	$(0.38)

Basic and diluted weighted average number of common shares outstanding	31,128	28,554	29,947	28,505

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,	April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,818)	$(10,886)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,285	9,477
Mark to market for interest rate cap	164	—
Costs (recoveries) associated with abandoned leases	(287)	513
Amortization of warrants	1,642	158
Stock based compensation	2,686	3,112
Provision for bad debts	—	50
Deferred income tax expense	880	880
Changes in operating assets and liabilities:
Accounts receivable	(3,865)	(1,508)
Unbilled accounts receivable	(665)	(147)
Due from related party	30	58
Prepaid expenses and other current assets, net	(509)	(2,222)
Long term assets	583	(873)
Accounts payable	(1,020)	607
Long-term liabilities	2,636	778
Accrued expenses, deferred revenue and customer deposits	(574)	(7,710)

Net cash provided by (used for) operating activities	3,168	(7,713)

Cash flows from investing activities:
Purchase of property and equipment	(5,107)	(4,327)

Net cash used for investing activities	(5,107)	(4,327)

Cash flows from financing activities:
Restricted cash	(2)	(6,400)
Proceeds from exercise of stock options and warrants	1,929	527
Borrowings on notes payable	5,517	70,436
Repayment of notes payable	(2,411)	(22,460)
Payments on note payable to Waythere, Inc. (formerly Surebridge)	—	(34,611)
Payments on capital lease obligations	(1,830)	(1,536)

Net cash provided by financing activities	3,203	5.956

Net increase (decrease) in cash and cash equivalents	1,264	(6,084)
Cash and cash equivalents, beginning of period	3,360	6,816

Cash and cash equivalents, end of period	$4,624	$732

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,617	$9,550
Equipment purchased under capital leases	$1,932	$1,578
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (IT) hosting, outsourcing and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our clients’ business. Over 950 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. NaviSite has 14 state-of-the-art data centers across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
  (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on October 26, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended April 30, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2007.
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
  (b) Revenue Recognition
     Revenue consists primarily of monthly fees for custom and packaged application management, hosting, colocation and professional services. The Company also derives revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and colocation revenue (other than installation fees) is billed and recognized over the term of the contract, generally one to three years, based on actual usage. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed-price contracts. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where the Company also provides application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
  (c) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $7.3 million and $7.4 million as of April 30, 2007 and July 31, 2006, respectively, including $6.4 million and $6.5 million as of April 30, 2007 and July 31, 2006, respectively, that is classified as short-term in the Condensed Consolidated Balance Sheets and is included in “Prepaid expenses and other current assets”. Restricted cash represents cash held in escrow related to our Note Payable to the AppliedTheory Estate (see Note 8) and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
  (d) Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.
     Renewals and betterments, which materially extend the life of assets, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within “Other income (expense), net” in our Condensed Consolidated Statements of Operations.
  (e) Long-lived Assets, Goodwill and Other Intangibles
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
     The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth fiscal quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its fair value. Impairment losses are recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record additional impairment charges in the future.
  (f) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, accounts payable, and accrued expenses. As of April 30, 2007, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentration of

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers across many industries that comprise our customer base. One third-party customer accounted for 8% and 10% of our total revenue for the nine months ended April 30, 2007 and 2006, respectively. Accounts receivable include approximately $1.7 million due from this third-party customer at April 30, 2007 and approximately $0.9 million at July 31, 2006.
  (g) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income, primarily resulting from foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets.
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
  (i) Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the Condensed Consolidated Statement of Operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding its interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interpretations between SFAS 123R and certain SEC rules and regulations and provides interpretations regarding the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of financial statements in analyzing the information provided.
     Following the guidance prescribed in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated our condensed consolidated financial statements from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock based awards at fair value on the date of grant and recognize compensation expense over the service period that the awards are expected to vest. For US and UK grants, the Company generally grants options under its equity plan that vest as to 25% of the original number of shares in the sixth month (180 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the sixth month (180 days) following the date of grant. In February 2006, the Company issued its first option grants to its India employees. The options vested as to 33.33% of the original number of shares in the ninth month (270 days) following the date of the grant and thereafter in equal monthly amounts over the three year period commencing on the ninth month (270 days) following the date of grant. In October 2006, the Company eliminated this deviation from the US Plan and made the India Plan consistent with the US Plan.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company uses the Black-Scholes option pricing model to value compensation expense associated with stock based awards under SFAS123R. The following table reflects the stock compensation expense for the Company for the three and nine months ended April 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Cost of revenue	$364	$236	$887	$730
Selling and marketing	$171	$93	$372	$258
General and administrative	$317	$663	$1,427	$2,124
     The fair value of each stock option grant was estimated on the date of grant assuming no expected dividends and the weighted average assumptions detailed below. The expected volatility is based upon the historical volatility of the Company’s stock price. The expected life is the period of time between the date the option is granted and the date the option is expected to be exercised. The period of time takes into consideration the vesting period of the option, the average period of time similar options have remained outstanding in the past, and other events that might influence exercise behavior (such as stock price volatility).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Risk free interest rate	4.57%	4.74%	4.58%	4.48%
Expected volatility	93.88%	106.07%	101.04%	105.83%
Expected life (years)	2.50	2.62	3.10	2.37
Weighted average fair value of options granted	$3.35	$1.31	$3.07	$1.04
     The Company recorded $77,000 of expense in January 2007 due to a modification of options held by the Chief Financial Officer, who resigned in January 2007. Pursuant to a lockup agreement, NaviSite amended his option agreements to extend the time that vested options could be exercised from 90 days from termination to 227 days from termination. Modifications to option agreements under SFAS 123R require a remeasurement of the option based upon a comparison of the fair value of the option immediately before the modification and immediately following the modification.
     In addition, the Company estimates forfeitures when recognizing compensation expense and will adjust the estimate of forfeitures when they are expected to differ. For the three months and nine months ended April 30, 2007 we estimated that 5% of options granted will be forfeited before the first vesting tranche. For the three months ended April 30, 2006, we estimated that 5% of options granted would be forfeited before the first vesting tranche. Forfeitures after the first vesting tranche are estimated to be immaterial. Prior to the quarter ended April 30, 2006, we estimated that 15% of options granted would be forfeited before the first vesting tranche. This change in accounting estimate was not material.
     As of April 30, 2007, the total remaining unrecognized compensation cost relating to nonvested awards is $6.6 million. The weighted average period over which the cost is expected to be recognized is 2.8 years.
     The following table reflects stock option activity under the Company’s equity incentive plans for the nine months ended April 30, 2007.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding at July 31, 2006	6,590,793	$2.82	—	$—
Granted	1,952,435	$4.85	—	$—
Exercised	(730,126)	$2.64	—	$—
Forfeited or expired	(616,175)	$2.86	—	$—

Options outstanding at April 30, 2007	7,196,927	$3.39	8.15	$22,119

Options exercisable at April 30, 2007	4,173,411	$3.09	7.46	$14,188

     The Company has a policy of issuing new shares to satisfy its stock option exercises.
     In accordance with FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” the Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123R.
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
     For the three and nine months ended April 30, 2007 and 2006, net loss per basic and diluted share is based on weighted average common shares and excludes any common stock equivalents, which are anti-dilutive due to reported losses. For the three and nine months ended April 30, 2007, there were 4,950,942 and 3,897,260 of dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods. For the three and nine months ended April 30, 2006, there were 1,932,517 and 213,706 of dilutive shares, respectively, related to warrants and employee stock options that were excluded as they have an anti-dilutive effect due to the net loss during these periods.
  (k) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.
  (l) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are recorded as a separate component of stockholders’ equity (deficit), Accumulated other comprehensive income.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  (m) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to protect against rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments are recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.
  (n) Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.
     In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe that adoption of this SAB will have a material impact to our consolidated financial position or results of operations.
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
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We have determined that the amount of these taxes are not significant to our consolidated revenues and have, therefore, not been disclosed.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the provisions of FIN 48 will have on our consolidated financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of fiscal years beginning after September 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.
(3) Impairment of Long-Lived Assets
     During the nine months ended April 30, 2007, the Company recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sub-lease assumptions related to a lease impairment recorded in a prior reporting period. The amount has been included in our statement of operations for the nine months ended April 30, 2007 as a component of operating expenses (see Note 10).
(4) Property and Equipment
     Property and equipment at April 30, 2007 and July 31, 2006 are summarized as follows:

	April 30,	July 31,
	2007	2006
	(In thousands)
Office furniture and equipment	$3,442	$3,303
Computer equipment	50,726	45,075
Software licenses	12,105	11,216
Leasehold improvements	10,486	9,958

	76,759	69,552
Less: Accumulated depreciation and amortization	(62,002)	(54,638)

Property and equipment, net	$14,757	$14,914

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(5) Intangible Assets
     The gross carrying amount and accumulated amortization as of April 30, 2007 and July 31, 2006 for intangible assets, generally customer lists, are as follows:

	April 30,	July 31,
	2007	2006
	(In thousands)
Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(21,149)	(18,104)

Customer lists, net	$8,642	$11,687

     Intangible asset amortization expense for the three and nine months ended April 30, 2007 and 2006 aggregated $1.0 million and $3.0 million, and $1.2 million and $3.7 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from five to eight years. The amount reflected in the table below for fiscal year 2007 includes year to date amortization. Amortization expense related to intangible assets for the next five years is as follows:

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year Ending July 31,
(In thousands)
2007	$3,932
2008	$3,044
2009	$1,868
2010	$1,005
2011	$988
(6) Investment in Debt Securities
     In a privately negotiated transaction with Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC, pursuant to an Assignment Agreement dated October 11, 2002 and in a series of open market transactions from certain other third-party holders, we acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes (“Interliant Notes”) due in 2006 of Interliant, Inc. (“Interliant”) for a total consideration of approximately $2.0 million. Interliant was a provider of managed services, which filed a petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Southern District of New York (White Plains) on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.
     On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of the Interliant Assets. We used $0.6 million of the first projected distribution to be made on our Interliant Notes as partial payment for the assets acquired. As such, we reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring in the fourth quarter of fiscal year 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million. On January 29, 2007, the final claim in the bankruptcy case was settled and all remaining assets were distributed to the creditors of the Estate. The Company received approximately $0.2 million in this final distribution and the difference between the carrying value and the amount received is included in “Other income, net” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended April 30, 2007.
(7) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2007	2006
	(In thousands)
Accrued payroll, benefits and commissions	$4,594	$4,331
Accrued accounts payable	3,357	2,905
Accrued interest	592	913
Accrued impairment	853	1,360
Accrued sales/use, property and miscellaneous taxes	924	1,070
Other accrued expenses and current liabilities	2,978	3,153

	$13,298	$13,732

(8) Long Term Debt
     Long term debt consists of the following:

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	April 30,	July 31,
	2007	2006
	(In thousands)
Term Loan, net of discount	$65,700	$61,345
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to Atlantic Investors	—	3,000
Notes payable to landlord	—	319
Other notes payable	290	129

Total	71,990	70,793
Less current portion	11,690	8,115

Long term debt	$60,300	$62,678

     (a) Term Loan and Revolving Credit Facility
     On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility (the “Credit Facility”) with Silver Point Finance LLC, (the “Lender”) to repay certain maturing debt and increase borrowing available for corporate purposes. The Term Loan consists of a five year single-draw Term Loan in the aggregate amount of $70 million. Borrowings under the Term Loan are guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we are required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we are also scheduled to make quarterly repayments of the principal. The maturity date of the Term Loan is April 11, 2011. The Lender is entitled to prepayment of the outstanding balance under the Term Loan, if any, upon the occurrence of various events, including, among others, if the Company sells assets and does not reinvest the proceeds in assets, receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing shall not be subject to the mandatory prepayment requirement. Generally, prepayments are subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 9 for discussion of the valuation of this prepayment premium). The unpaid amount of the Term Loan and accrued interest and all other obligations shall become due and payable immediately upon occurrence and continuation of any event of default. Under the Term Loan agreement, we must comply with various financial and non-financial covenants. The financial covenants include among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limit our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock.
     Outstanding amounts of the Term Loan bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeds the LIBOR Rate plus 5% in year one or (b) exceeds the LIBOR Rate plus 7% for the years thereafter, such amounts exceeding the threshold will be capitalized and added to the outstanding principal amount of the Term Loan and shall incur interest. The interest rate for the Term Loan was 13.32% as of April 30, 2007. Outstanding amounts under the Revolving Credit Facility bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We are required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the unadjusted LIBOR Rate Component of the interest costs to the Company (see Note 9).
     The amount borrowed was used to repay our accounts receivable financing line, convertible notes and interest payable and to pay transaction fees and expenses relating to the loan. In addition, we borrowed $6.4 million which is being held in an escrow account to pay the notes payable to the AppliedTheory Estate.
     In connection with the establishment of the Credit Facility, the Company issued warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants became exercisable 90 days following the closing date of the Credit Facility and will expire on April

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11, 2016. The warrants were fair valued using the Black-Scholes option-pricing model and were recorded in our Condensed Consolidated Balance Sheets at inception as a discount to the loan amount of $9.1 million and are being amortized into interest expense over the five-year term of the Credit Facility.
     In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “Amendment”) with Silver Point. Under the Amendment, the Lenders provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan are identical to the Term Loan. Amounts borrowed under the Supplemental Term Loan are to be used for working capital and other general corporate purposes.
     In February, 2007, in connection with the Amendment, the Company issued warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share. The warrants were fair valued using the Black-Scholes option-pricing model and are recorded in our Condensed Consolidated Balance Sheets at inception as a discount to the loan amount of $2.2 million and are being amortized into interest expense over the five-year term of the Credit Facility.
     As of April 30, 2007, we had $75.5 million outstanding under the Term Loan and Supplemental Term Loan, collectively, and had accrued approximately $0.1 million in interest related to these loans. At April 30, 2007, the unamortized discount to the loan amounts related to warrants (see above) totaled $9.1 million. During the month of January 2007, Silverpoint exercised warrants for the purchase of 287,500 share of common stock in connection with the public offering of the Company’s common stock. (see Note 12).
     (b) Note Payable to Atlantic Investors, LLC
     On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (“Atlantic Loan”) with Atlantic Investors, LLC (“Atlantic”), a related party. The Atlantic Loan bears an interest rate of 8% per annum. On April 11, 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in connection with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic dated January 29, 2003. Under the Atlantic amendment and related transaction documents, Atlantic agreed to reduce the availability of the Atlantic Loan to the amount outstanding as of April 11, 2006 of $3.0 million and approximately $0.7 million of accrued interest, agreed that this indebtedness shall be an unsecured obligation of the Company, agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point and agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full.
     The principal and accrued interest of the Atlantic Loan from time to time became convertible into shares of the Company’s common stock at $2.81 per share, (the market price of our stock on April 11, 2006), 90 days following April 11, 2006.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     We plan to use the proceeds of the Atlantic Credit Facility, if necessary, for general corporate and working capital purposes of the Company. As of April 30, 2007, there were no borrowings outstanding under the Atlantic Credit Facility.
     (d) Notes Payable to AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (Estate Liability) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At April 30, 2007, we had approximately $0.5 million in accrued interest related to these notes. The Company has reserved the borrowed $6.4 million from Silver Point as part of Term loan and maintained in an escrow account to repay these notes. This $6.4 million is included in “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court.
     (e) Notes Payable to Landlord
     As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility was transferred into a note payable (“Landlord Note”). The $2.2 million represented leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (“First Lease Amendment”), as well as common area maintenance and property taxes associated with the space. The Landlord Note bore interest at an annual rate of 11% and called for 36 equal monthly payments of principal and interest. The final payment was due and paid in November 2006.
     In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note (“Second Landlord Note”) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman Road location. The Second Landlord Note bore interest at an annual rate of 11% and called for 36 equal monthly payments of principal and interest. The final payment was due and paid on March 1, 2007.
(9) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the outstanding principal of the Term Loan (see Note 8) until expiration in April 2011. The Company paid approximately $0.3 million to lock in a maximum LIBOR interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. As of April 30, 2007, the fair value of the interest rate derivative was approximately $46,000 which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and nine months ended April 30, 2007 was approximately $25,000 and $164,000, respectively. The change in fair value was charged to “Other income, net” in the accompanying Condensed Consolidated Statement of Operations.
     The prepayment penalty of our Term Loan was determined to be an embedded derivative which was required to be separately valued from the Term Loan. The Company calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Term Loan which was included in the Condensed Consolidated Balance Sheets as a discount to the Term Loan with an offsetting amount included in “Other long-term liabilities”. Amortization of the embedded derivative, calculated on a straight line basis, is included in interest expense and will reduce the discount to the Term Loan over the term of the loan. The value of the embedded derivative is required to be evaluated quarterly and any changes in the valuation of the embedded derivative are recorded as an adjustment to

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
any interest expense previously recorded and to the discount to the Term Loan with an offsetting adjustment to “Other long-term liabilities”. Changes in fair value of the embedded derivative have not been material to date.
(10) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities. During the third quarter of fiscal year 2007, no additional leases were abandoned and no new lease abandonment charges were recorded. During the third quarter of fiscal year 2006, we recorded lease impairment charges of approximately $0.1 million due to revisions in sublease assumptions for previously abandoned facilities.
     All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by facility for the nine months ended April 30, 2007 are as follows (in thousands):

			Purchase
	Balance		Accounting	Payments,	Balance
	July 31,	Expense	and Other	less accretion	April 30,
Lease Abandonment Costs for:	2006	(Recovery)	Adjustments	of interest	2007
Andover, MA	$587	—	—	$(139)	$448
Chicago, IL	786	(249)	—	(102)	435
Houston, TX	880	—	—	(302)	578
Syracuse, NY	417	—	—	(233)	184
Syracuse, NY	76	—	—	(23)	53
San Jose, CA	211	(38)	—	(173)	—
Atlanta, GA	31	—	(18)	(13)	—

	$2,988	$(287)	$(18)	$(985)	$1,698

     Minimum annual rental commitments under operating leases and other commitments are as follows as of April 30, 2007:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt(a)	$81,766	$11,690	$8,600	$11,200	$50,276	$—	$—
Interest on debt(b)	34,459	9,863	8,559	7,469	8,568	—	—
Capital leases	3,265	2,275	603	304	51	32	—
Bandwidth commitments	1,773	1,476	227	65	5	—	—
Maintenance for hardware/software	175	172	3	—	—	—	—
Property leases(c)(d)	64,951	10,201	9,234	7,244	4,846	5,029	28,397

	$186,389	$35,677	$27,226	$26,282	$63,746	$5,061	$28,397

(a)	Short/Long-term debt does not tie to the Condensed Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.32%.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this Agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At April 30, 2007, restricted cash of approximately $0.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs-appellees therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. On January 5, 2007, the plaintiffs-appellees filed a petition with the Second Circuit for rehearing and rehearing en banc (the “Petition”). In response to a January 24, 2007 order by the Second Circuit, on February 7, 2007, defendants-appellants filed a response to the Petition. The Petition was denied by the Second Circuit on April 6, 2007. The Mandate issued on May 30, 2007, and the matter has been remanded to the Court for further proceedings. The Court held a status conference on May 30, 2007, at which plaintiffs orally indicated an intent to renew their class certification motion as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). A further status conference is scheduled for June 11, 2007.
     The ultimate effect, if any, that the Second Circuit’s ruling may have on the pending issuers’ settlement is not known at this time but may result in withdrawal of the settlement or denial of the motion for final approval. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover some or all of the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(11) Income Tax Expense
     The Company recorded $0.3 million and $0.9 million of deferred income tax expense during the three and nine months ended April 30, 2007. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
(12) Stockholders’ Equity
     (a) Unregistered Sales of Equity Securities
     On January 2, 2007, the Company, pursuant to the terms of the Amended and Restated Loan Agreement (the “Amended Loan Agreement”) dated as of April 11, 2006, received notice from Atlantic of its election to convert the full amount of the Company’s outstanding repayment obligations under the Amended Loan Agreement into 1,374,950 shares of the Company’s common stock. Under the Amended Loan Agreement, if the Company did not pay in full the Company’s outstanding repayment obligations by July 10, 2006, Atlantic had the right, but not the obligation, to convert such outstanding amounts into shares of the Company’s common stock by dividing (i) the dollar value of the outstanding obligations by (ii) $2.81 (the market price per share of our common stock on April 11, 2006), rounded to the nearest whole share.
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
     (b) Public Offering
     On January 19, 2007, 9,952,500 shares of the Company’s common stock, par value $0.01, were sold in a public offering by certain shareholders, at a per share price of $4.50. The Company received no proceeds from the sale of shares by these selling shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1.A. “Risk Factors” and in our annual report on Form 10-K under Item 1.A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
     Our services include:
     Application Management
•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Software as a Service — Enablement of Software as a Service to the ISV community.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design.

•	Custom Services — Services include custom application management and remote infrastructure management.
     Hosting Services
•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Content Delivery — Includes the delivery of software electronically using NaviSite technology to manage version control and accelerated content distribution.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.
     Professional Services

•	For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement and maintain these applications.

•	Optimize scalable, business-driven software solutions. Specific services include planning, implementation, maintenance, optimization, and compliance services.
     We provide these services to a range of vertical industries, including financial services, healthcare and pharmaceutical, manufacturing and distribution, publishing, media and communications, business services, public sector and software, through our direct sales force and sales channel relationships.
     Our managed application services are facilitated by our proprietary NaviViewTM collaborative application management platform. Our NaviViewTM platform enables us to provide highly efficient, effective and customized management of enterprise applications and information technology. Comprised of a suite of third-party and proprietary products, NaviViewTM provides tools designed specifically to meet the needs of customers who outsource their IT needs. This platform supports utility and virtualization services and tools for the Web 2.0 integration. We also use this platform for electronic software distribution for software vendors and to enable software to be delivered on-demand over the Internet, providing an alternative delivery model to the traditional licensed software model.
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
     We currently service approximately 1,000 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or providing additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
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

Results of Operations for the Three and Nine Months Ended April 30, 2007 and 2006
The following table sets forth the percentage relationships of certain items from our Condensed Consolidated
Statements of Operations as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenue	99.7%	99.7%	99.7%	99.8%
Revenue, related parties	0.3%	0.3%	0.3%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	66.9%	68.5%	67.4%	69.7%

Gross profit	33.1%	31.5%	32.6%	30.3%
Operating expenses:
Selling and marketing	13.1%	15.3%	13.3%	14.4%
General and administrative	16.8%	19.5%	18.2%	20.6%
Impairment, restructuring and other	0.0%	0.5%	(0.3)%	0.6%

Total operating expenses	29.9%	35.3%	31.2%	35.7%

Income (loss) from operations	3.2%	(3.8)%	1.4%	(5.3)%

Other income (expense):
Interest income	0.2%	0.5%	0.1%	0.2%
Interest expense	(10.0)%	(8.5)%	(10.6)%	(8.0)%
Other income, net	0.3%	0.5%	0.4%	0.5%

Loss before income tax expense	(6.3)%	(11.3)%	(8.7)%	(12.6)%
Income tax expense	(0.9)%	(1.0)%	(1.0)%	(1.1)%

Net loss	(7.2)%	(12.3)%	(9.7)%	(13.7)%

Comparison of the Three and Nine Months Ended April 30, 2007 and 2006
Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Revenue for the three months ended April 30, 2007 increased 17.2% to approximately $32.7 million from approximately $27.9 million for the three months ended April 30, 2006. The overall growth of $4.8 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the three months ended April 30, 2007 and 2006 totaled $84,000 and $73,000, respectively.
     Revenue for the nine months ended April 30, 2007 increased 14.7% to approximately $91.2 million from approximately $79.5 million for the nine months ended April 30, 2006. The overall growth of $11.7 million in revenue was mainly due to the increased sales to new and existing customers. Revenue from related parties during the nine months ended April 30, 2007 and 2006 totaled $260,000 and $144,000, respectively.
     One unrelated customer accounted for 8% and 10% of our total revenue during the first nine months of fiscal year 2007 and 2006, respectively.

Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Cost of revenue for the three months ended April 30, 2007, increased approximately 14.7% to $21.9 million from approximately $19.1 million for the three months ended April 30, 2006. As a percentage of revenue, cost of revenue decreased from 68.5% of revenue for the three months ended April 30, 2006 to 67.0% of revenue for the three months ended April 30, 2007. The overall increase in cost of revenue of $2.8 million resulted primarily from increased salary and related expenses of approximately $1.7 million due to increased headcount, increases in depreciation charges of approximately $0.5 million, and an increase in billable expenses of approximately $0.4 million.
     Cost of revenue for the nine months ended April 30, 2007, increased approximately 11.2% to $61.7 million from approximately $55.5 million for the nine months ended April 30, 2006. As a percentage of revenue, total cost of revenue decreased from 69.8% of revenue for the nine months ended April 30, 2006 to 67.7% of revenue for the nine months ended April 30, 2007. The overall increase in cost of revenue of approximately $6.2 million resulted primarily from increased salary and related expenses of approximately $3.4 million due to increased headcount, increases in depreciation and amortization related charges of approximately $ 0.9 million, an increase in billable expenses of approximately $1.2 million and increased hardware and software maintenance costs and other expenses of approximately $0.5 million.
     Gross profit of $10.8 million for the three months ended April 30, 2007 increased approximately $2.0 million, or 22.7%, from a gross profit of approximately $8.8 million for the three months ended April 30, 2006. Gross profit for the third fiscal quarter of 2007 represented 33.0% of total revenue, as compared to 31.5% of total revenue for the third fiscal quarter of 2006. Due to the fixed cost nature of our infrastructure, increased revenue resulted in incremental improvements in our gross profit.
     Gross profit of $29.8 million for the nine months ended April 30, 2007 increased approximately $5.6 million, or 23.1%, from a gross profit of approximately $24.2 million for the nine months ended April 30, 2006. Gross profit for the first nine months of fiscal year 2007 represented 32.6% of total revenue, as compared to 30.2% of total revenue for the comparable period last year. Due to the fixed cost nature of our infrastructure, increased revenue resulted in incremental improvements in our gross profit.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as travel, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense remained constant at approximately $4.3 million, or 13.0% of total revenue, during the three months ended April 30, 2007 compared to 15.3% of total revenue, during the three months ended April 30, 2006.
     Selling and marketing expense increased 5.2% to approximately $12.1 million, or 13.3% of total revenue, during the nine months ended April 30, 2007 from approximately $11.5 million, or 14.4% of total revenue, during the nine months ended April 30, 2006. The increase of approximately $0.6 million resulted primarily from increased salary and related expenses due to increased headcount and increased spending on advertising.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 1.9% to approximately $5.5 million, or 16.8% of total revenue, during the three months ended April 30, 2007 from approximately $5.4 million , or 19.5% of total revenue during the three months ended April 30, 2006. The increase of approximately $0.1 million was primarily the result of increases in facilities related expenses.

     General and administrative expense increased 1.8% to approximately $16.7 million, or 18.2% of total revenue, during the nine months ended April 30, 2007 from approximately $16.4 million, or 20.6% of total revenue, during the nine months ended April 30, 2006. The increase of approximately $0.3 million was primarily the result of increases in facilities related expenses.
Operating Expenses — Impairment
     No impairment charges were recorded during the three months ended April 30, 2007.
     Costs associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense within operating expenses were approximately $0.1 million during the three months ended April 30, 2006, as a result of revised assumptions associated with our impaired facilities.
     We recorded a reduction in expense of $0.3 million during the nine months ended April 30, 2007, primarily due to revised assumptions due to securing a sublease of an impaired facility, as compared to a charge of $0.5 million recorded during the nine months ended April 30, 2006, associated with the abandonment of leased facilities and the impairment of property and equipment included in impairment, restructuring and other expense.
Interest Income
     During the three and nine months ended April 30, 2007, interest income decreased to approximately $79,000 and $163,000, respectively, from $137,000 and $191,000, respectively, during the comparable periods last year. The decrease of $58,000 and $29,000 for the three and nine month periods is mainly due to a settlement awarded by the court in favor of the Company in the third quarter of 2006.
Interest Expense
     During the three and nine months ended April 30, 2007, interest expense increased 37.5% and 51.6%, respectively, from the comparable prior year periods to approximately $3.3 million and $9.7 million, respectively. The increase of $0.9 million and $3.3 million for the three and nine month periods is primarily due to increased rates of interest related to amounts drawn in April 2006 on our Term Loan and the addition of capital leases.
Other Income, Net
     Other income, net was approximately $110,000 during the three months ended April 30, 2007, as compared to other income, net of approximately $145,000 during the three months ended April 30, 2006. The other income recorded during the third fiscal quarter of 2007 is primarily attributable to sublease income.
     Other income, net was approximately $356,000 during the nine months ended April 30, 2007, as compared to other income, net of approximately $418,000 during the nine months ended April 30, 2006. The other income recorded during the first nine months of 2007 is primarily attributable to sublease income, settlements and changes in the fair value of our interest rate cap which is marked to market for each reporting period.
Income Tax Expense
     The Company recorded $0.3 million and $0.9 million of deferred income tax expense during the three and nine months ended April 30, 2007 and 2006, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of April 30, 2007, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $3.0 million provided by Silver Point Finance and a revolving credit facility with Atlantic Investors LLC, to borrow a maximum amount of $5.0 million. We had a working capital deficit of $5.2 million, including cash and cash equivalents of approximately $4.6 million at April 30, 2007, as compared to a working capital deficit of $9.1 million, including cash and cash equivalents of $3.4 million, at July 31, 2006.
     The total net change in cash and cash equivalents for the nine months ended April 30, 2007 was an increase of $1.3 million. The primary uses of cash during the nine months ended April 30, 2007 included $5.1 million for purchases of property and equipment and approximately $4.2 million in repayments on notes payable and capital lease obligations. Our primary sources of cash during the nine months ended April 30, 2007 were $3.2 million of cash provided by operating activities, $1.9 million in proceeds from exercise of stock options and warrants and $5.5 million in borrowings on notes payable. Net cash provided by operating activities of $3.2 million during the nine months ended April 30, 2007, resulting primarily from approximately $15.4 million of non-cash charges, which was partially offset by funding our $8.8 million net loss and $3.4 million of net changes in operating assets and liabilities.
     Our revolving credit facility with Silver Point allows for maximum borrowing of $3.0 million and expires on April 11, 2011. Outstanding amounts will bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest is payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. During the second quarter of fiscal year 2007, we borrowed and repaid $1.0 million under the revolving credit facility. No amounts were outstanding at April 30, 2007 under the revolving credit facility.
     Our revolving credit facility with Atlantic Investors LLC allows for maximum borrowing of $5.0 million. All outstanding amounts under the Atlantic facility shall be paid in full no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Credit Facility have been paid in full. Credit advances under the Atlantic facility shall bear interest at either: (a) 7% per annum plus the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at our option, be paid in cash or promissory notes. As of April 30, 2007, we had not started borrowing from our facility with Atlantic Investors LLC.
     Given the Company’s cash resources as of April 30, 2007 and committed lines of credit, the Company believes that it has sufficient liquidity to support its operations over the fiscal year and for the foreseeable future.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.
     In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe that adoption of this SAB will have a material impact to our consolidated financial position or results of operations.

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
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We have determined that the amount of these taxes are not significant to our consolidated revenues and have, therefore, not been disclosed.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the provisions of FIN 48 will have on our consolidated financial position or results of operations.
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
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2007, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Year s	Year 5
	(In thousands)
Short/Long-term debt(a)	$81,766	$11,690	$19,800	$50,276	$—
Interest on debt(b)	34,459	9,863	16,028	8,568	—
Capital leases	3,265	2,275	907	83	—
Bandwidth commitments	1,773	1,476	292	5	—
Maintenance for hardware/software	175	172	3	—	—
Property leases(c)(d)	64,951	10,201	16,478	9,875	28,397

	$186,389	$35,677	$53,508	$68,807	$28,397

(a)	Short/Long-term debt does not tie to the Condensed Consolidated Balance Sheets due to recorded discounts for warrants and embedded derivative.

(b)	Interest on Term Loan assumes LIBOR is fixed at 5.32%.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

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
     Revenue Recognition. Revenue consists primarily of monthly fees for application management, hosting, colocation and professional services. We also derive revenue from the sale of software and related maintenance contracts. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Application management, hosting and colocation revenue is billed and recognized over the term of the contract, generally one to three years. Installation fees associated with application management, hosting and colocation revenue are billed at the time the installation service is provided and recognized over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are provided. Revenue from professional services is recognized on either a time and material basis as the services are performed or under the percentage of completion method for fixed price contracts. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. Revenue from the sale of software is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed and determinable and collection of the resulting receivable is reasonably assured. In instances where we also provide application management and hosting services in conjunction with the sale of software, software revenue is deferred and recognized ratably over the expected customer relationship period. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured term loan facility with Silver Point Finance, we are required to have interest rate protection which shall effectively limit the unadjusted LIBOR component of the interest costs of our loan with respect to not less than 70% of the principal amount at a rate not more than 6.5% per annum. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to us. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at April 30, 2007 was limited mainly to LIBOR on our outstanding loan with our senior secured term loan facility with Silver Point Finance. At April 30, 2007, other than the interest rate protection, we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.2 million increase in our interest expense under our senior secured term loan facility with Silver Point Finance for the fiscal quarter ended April 30, 2007.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     On October 13, 2004, the Court granted a contested motion for class certification in a sub-group of cases consolidated in the IPO Securities Litigation. On December 5, 2006, a panel of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the Court’s class certification decision because, among others, the plaintiffs-appellees therein could not satisfy the predominance requirement for a Fed. R. Civ. P. 23(b)(3) class action. On January 5, 2007, the plaintiffs-appellees filed a petition with the Second Circuit for rehearing and rehearing en banc (the “Petition”). In response to a January 24, 2007 order by the Second Circuit, on February 7, 2007, defendants-appellants filed a response to the Petition. The Petition was denied by the Second Circuit on April 6, 2007. The Mandate issued on May 30, 2007, and the matter has been remanded to the Court for further proceedings. The Court held a status conference on May 30, 2007, at which plaintiffs orally indicated an intent to renew their class certification motion as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). A further status conference is scheduled for June 11, 2007.
     The ultimate effect, if any, that the Second Circuit’s ruling may have on the pending issuers’ settlement is not known at this time but may result in withdrawal of the settlement or denial of the motion for final approval. If the proposed issuers’ settlement is completed and then approved by the Court without further modifications to its material terms, we and the participating insurers acting on our behalf may be responsible for providing funding of approximately $3.4 million towards the total amount plaintiffs are guaranteed by the proposed issuer’s settlement to recover in the IPO Securities Litigation. The amount of the guarantee allocable to us could be reduced or eliminated in its entirety in the event that plaintiffs are able to recover some or all of the total amount of such overall guarantee from settlements with or judgments obtained against the non-settling defendants. Even if no additional recovery is obtained from any of the non-settling defendants, the settlement amount allocable to us is expected to be fully covered by our existing insurance policies and is not expected to have a material effect on our business, financial condition, results of operations or cash flows.
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

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risk factors below were disclosed on our Annual Report on Form 10-K and have been updated as of April 30, 2007.
We have a history of losses and may never achieve or sustain profitability.
     We have never been profitable and may never become profitable. As of April 30, 2007, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $478.7 million. During the fiscal quarter ended April 30, 2007, we had a net loss of approximately $2.4 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.
A significant portion of our revenue comes from one customer and our loss of this customer may have a significant adverse impact on our business results and cash flows.
     The New York State Department of Labor represented approximately 8% and 10% of our consolidated revenue for the fiscal quarters ended April 30, 2007 and 2006, respectively. We have multiple projects and services covered under our contract with the New York State Department of Labor. For the fiscal quarter ended April 30, 2007, services relating to the America’s Job Bank program represented approximately 6% of our consolidated revenue from the New York State Department of Labor, and projects and services relating to the America’s One Stop Operating System program represented approximately 2% of our consolidated revenue from the New York State Department of Labor.
The agreement with the New York State Department of Labor is set to expire on June 14, 2007. We have been notified by the New York State Department of Labor that funding for the America’s Job Bank program will cease at the expiration of our current contract. We have launched AmericasJobExchange.com as a successor site to America’s Job Bank. We expect to receive revenues from advertising placement and subscriptions as well as other ancillary services, but we cannot ensure that revenue will remain at the same level or that cash flows will not be adversely impacted.
Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.
Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors’ two managing members, together with Atlantic Investors owned approximately 50% of our outstanding capital stock as of June 1, 2007. Following the closing of the amendment to our senior secured term loan facility with Silver Point Finance, LLC on February 13, 2007, Atlantic Investors’ ownership alone was approximately 42% on a fully diluted basis. Atlantic Investors LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC, together have significant power in the election of our Board of Directors. Regardless of how our other stockholders may vote, Atlantic Investors, Unicorn Worldwide Holdings and Madison Technology acting together may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.
Item 5. Other Information
     During the quarter ended April 30, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2007	NAVISITE, INC.

	By:	/s/ James W. Pluntze James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.