Form 10-K
period 2007-07-31
NAVISITE INC
filed 2007-11-09
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended July 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File 000-27597

NaviSite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 Minuteman Road	01810
Andover, Massachusetts	(zip code)
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

The approximate aggregate market value of registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2007, based upon the closing price of a share of the Registrant’s Common Stock on such date as reported by the NASDAQ Capital Market: $61,716,433.

On October 22, 2007, the Registrant had outstanding 34,679,754 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2007 ANNUAL REPORT
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

Our Business

NaviSite is an application management and internet solutions provider to middle market companies. We offer a range of Enterprise Resource Planning (“ERP”) application solutions, custom applications, managed infrastructure services, hosting services, co-location, content delivery and consulting to more than 1,400 customers helping them to achieve superior business results. Our goal is to be the leading provider for managed application services to the mid market.

Our core competencies are to customize, implement and support outsourced ERP solutions. These packaged, third party applications include Oracle e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards, Fusion, Lawson, Kronos and Microsoft Dynamics. By managing both the application and infrastructure we are able to address one the key challenges faced by mid-market IT organizations today — that of increasing complexity, competitive pressures and declining or limited resources.

We provide our services from a global platform of 15 data centers in the United States, 1 in the United Kingdom and a Network Operations Center (“NOC”) in India. Using this platform we leverage innovative and scalable uses of technology along with subject matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs. Combining our technology, domain expertise and a competitive fixed cost infrastructure, we demonstrate to our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards including maintenance of SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.

In addition to delivering packaged application support, we are able to leverage our application services platform, NaviViewTM, to enable our partners’ software to be delivered on-demand, providing them an alternative delivery model to the traditional licensed software model. As the platform provider for an increasing number of independent software vendors (“ISV”), we enable solutions and services to a wider and growing customer base.

Our services include:

ERP Application Management

•	ERP Application management services — Customer defined services for specific packaged applications.

•	Applications include:

•	Oracle e-Business Suite

•	PeopleSoft Enterprise

•	Siebel

•	JD Edwards

•	Oracle Fusion

•	Lawson M3 and S3

•	Kronos

•	Microsoft Dynamics

Services include implementation, upgrade support, monitoring, diagnostics, problem resolution and functional end-user support.

Hosting Services

•	Managed Hosting Services — Hardware and software support delivered from one of our 16 data centers. Services include dedicated and virtualized hosting, business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Software as a Service (“SaaS”) — Enablement of Software as a Service to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs who offer their software in an on-demand or subscription mode.

•	Content Delivery — The delivery of software electronically using NaviSite’s accelerated content distribution technology.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

Professional Services

•	ERP Services — Planning, implementation, optimization, enhancement and upgrade support for third party ERP applications we support.

•	Custom Development Services — Planning, implementation, optimization and enhancement for custom applications that we or our customers have developed.

We provide these services to a range of vertical industries, including financial services, healthcare and pharmaceutical, manufacturing and distribution, publishing, media and communications, business services and public sector and software, through both our own sales force and sales channel relationships.

Our managed application and hosting services are facilitated by our proprietary NaviViewtm collaborative application management platform. Our NaviViewtm platform enables us to provide highly efficient, effective and customized management of enterprise applications and hosted infrastructure that we support as part of our service offering. Comprised of a suite of third-party and proprietary products, NaviViewtm provides tools designed specifically to meet the needs of customers who outsource their IT needs. We also use this platform for electronic software distribution for software vendors and to enable software to be delivered on-demand over the Internet.

Supporting both our managed hosting services and applications services is a range of hardware and software technologies that are designed for the specific needs of our customers. NaviSite is a leader in using virtualized processing, storage and networking as a platform to optimize services for performance, cost and operational efficiency. Utilizing both hardware and software based virtualization strategies, NaviSite continues to innovate as technology develops and becomes available to IT organizations.

We believe that the combination of NaviViewtm, our dedicated and virtual platform, with our physical infrastructure and technical staff gives us a unique ability to provision on-demand application services for mid-market ERP application management and managed hosting customers. NaviViewtm is application and operating platform neutral as its on-demand provisioning capability is not dependent on the individual software application. Designed to enable enterprise software applications to be provisioned and used as an on-demand solution, the NaviViewtm technology allows us to offer new solutions to our software vendors and new products to our current customers.

We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce the data center footprint, are favorable to NaviSite’s services oriented offerings as compared with traditional co-location or managed hosting providers. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.

We currently service approximately 1,400 customers. Our hosted customers typically enter into service agreements for a term of one to three years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.

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

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to co-location, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois, Las Vegas, Nevada, Los Angeles, California, Milwaukee, Wisconsin, Oakbrook, Illinois, and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas, New York, New York, San Francisco, California, and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

•	In August 2007, we acquired the assets of Alabanza LLC and Hosting Ventures LLC and all of the issued and outstanding stock of Jupiter Hosting, Inc.. These acquisitions provided additional managed hosting customers, proprietary software for provisioning and additional data center space in the Bay Area market.

•	In September 2007, we acquired netASPx, Inc. Based in Minneapolis, Minnesota, the acquisition of netASPx, Inc. added functional expertise in the Lawson and Kronos ERP applications and 18,000 square feet of data center capacity.

Our Industry

The dramatic and continued growth in Internet use and the enhanced functionality, accessibility and security of Internet-enabled applications have made conducting business on the Internet a necessity in the mid-market. In addition, the challenges faced by mid-market companies have them increasingly looking to outsourcing IT services as an attractive alternative to traditional approaches. Driven by the increased complexity of ERP applications, the costs of operating them and reduced resources and budget companies have to devote to these applications, companies are increasingly looking for cost effective alternatives. We believe than an emerging and fast growing trend in the mid-market is the increased use of managed IT infrastructure and applications by companies to allow them to focus and enhance their core business operations, increase efficiencies and remain competitive. These applications extend beyond Web sites to business process software applications such as financial, email, enterprise resource planning, supply chain management and customer relationship management. Organizations have become increasingly dependent on these applications and they have evolved into important components of their businesses. In addition, we believe that the pervasiveness of the Internet and quality of network infrastructure, along with the dramatic decline in the pricing of computing technology and network bandwidth, have made the outsourced delivery model for application services an attractive choice for mid-market companies. We believe that the recent adoption of alternative software licensing models by software industry market leaders is driving other software vendors in this direction and, consequently, generating strong industry growth.

As enterprises seek to remain competitive and improve profitability, we believe they will continue to implement increasingly sophisticated applications and delivery models. Some of the potential benefits of these applications and delivery models include the ability to:

•	Increase business operating efficiencies and reduce costs by using best of breed applications;

•	Build and enhance customer relationships by providing Internet-enabled customer service and technical support;

•	Manage vendor and supplier relationships through Internet-enabled technologies, such as online training and online sales and marketing;

•	Communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide; and

•	Improve service and lower the cost of software ownership by the adoption of new Internet-enabled software delivery models.

These benefits have driven increased use of information technology infrastructure and applications, which in turn has created a strong demand for specialized information technology support and applications expertise. An increasing number of businesses are choosing to outsource the hosting and management of these applications.

The trend towards outsourced hosting and management of information technology infrastructure and applications by mid-market companies and organizations is driven by a number of factors, including:

•	Developments by major hardware and software vendors that facilitate outsourcing;

•	Advances in virtualization and high density computing that is beyond the skill and cost ability of the typical mid-market enterprise;

•	The need to improve the reliability, availability and overall performance of applications as they increase in importance and complexity;

•	The need to focus on core business operations;

•	Challenges and costs of hiring, training and retaining application engineers and information technology employees with the requisite range of information technology expertise; and

•	The increasing complexity of managing the operations of Internet-enabled applications.

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

Our Strategy

Our goal is to become the leading provider of outsourced managed applications and hosted services for mid-market companies and organizations. Further, our financial business objective is to market and deliver high value application services to generate the highest revenue per square foot of available capacity in our data centers. Key elements of our strategy are to:

Provide Excellent Customer Service.  We are committed to providing all of our customers with a high level of customer support. We believe that through the acquisition of several businesses we have had the benefit of consolidating best of breed account management and customer support practices that ensure that we are achieving this goal.

Innovate and Leverage our Technology Platform.  We will continue to expand our platform leverage by continued use of virtualization and utility type services. We believe the typical mid-market organization is not able to take advantage of these technology developments because of their complexity and cost. By continually updating our platform, we will continue to drive our competitiveness with higher value services at competitive prices.

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

Improve Operating Margins Through Efficiencies.  We have made significant improvements to our overall cost structure. We intend to continue to improve operating margins as we grow revenue and improve the efficiency of our operations. As we grow, we will take advantage of our infrastructure capacity, our NaviViewtm platform and our automated processes. Due to the fixed cost nature of our infrastructure, we believe that increased customer revenue will result in incremental improvements in our operating margins.

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

Continue to Broaden Our Service Offerings.  We continue to broaden our service offerings to compete more effectively in the mid-market by offering a range of packaged solutions. With our professional services and deep operational expertise, we effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J.D. Edwards, Siebel, Lawson, Kronos and Microsoft Dynamics solutions. We believe that these services will help our customers achieve peak effectiveness with their systems and, as a full service provider for a broad range of applications, we are able to create leverage and cross and up sell opportunities in a manner that is unparalleled in the marketplace.

Our Services

We offer our customers a broad range of ERP application management, managed hosting services and professional services that can be deployed quickly and cost effectively. Our expertise allows us to meet an expanding set of needs as our customers’ applications become increasingly complex. Our experience and capabilities save our customers the time and cost of developing expertise in-house and we increasingly serve as the sole manager of our customers’ outsourced applications.

Application Management

We provide implementation and operational services for packaged applications, which are listed below. In addition to packaged ERP applications we also offer outsourced messaging, including the monitoring and management of Microsoft Exchange and Lotus Domino, allowing customers to outsource their critical messaging applications. Application management services are available either in a NaviSite data center or via remote management on customers’ premises. In addition, our customers can choose to use dedicated or shared servers. We also provide specific services to assist our customers with the migration from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino and we have expertise to customize messaging and collaborative applications. We offer user provisioning, spam filtering, virus protection and enhanced monitoring and reporting.

•	ERP Application management services — Defined services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end user support.

•	Applications include:

•	Oracle e-Business Suite

•	PeopleSoft Enterprise

•	Siebel

•	JD Edwards

•	Oracle Fusion

•	Lawson M3 and S3

•	Kronos

•	Microsoft Dynamics

•	Microsoft Exchange

•	Lotus Domino

Hosting Services

NaviSite’s hosting services, from application and managed services to co-location and software-as-a-service, provide highly available and secure ongoing technology solutions for our customers’ critical IT needs.

•	Managed Hosting Services — Support provided for hardware and software located in one of our 16 data centers. We also provide bundled offerings packaged as content delivery services. Specific services include:

•	Dedicated and Virtualized Servers

•	Business Continuity and Disaster Recovery

•	Connectivity

•	Content Distribution

•	Database Administration and Performance Tuning

•	Desktop Support

•	Hardware Management

•	Monitoring

•	Network Management

•	Security

•	Server and Operating Management

•	Storage Management

•	Software as a Service — Enablement of Software as a Service to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs wanting to offer their software in an on-demand or subscription mode.

•	Content Delivery — Includes the delivery of software electronically using NaviSite technology accelerated content distribution.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

Professional Services

•	ERP Services — Planning, implementation, optimization, enhancement and upgrades for the supported third party ERP application.

•	Custom Development Services — Planning, implementation, optimization and enhancement for custom applications that we or our customers have developed.

All of our service offerings can be customized to meet our customers’ particular needs. Our proprietary NaviViewtm platform enables us to offer valuable flexibility without the significant costs associated with traditional customization.

NaviViewtm Platform

Our proprietary NaviViewtm platform is a critical element of each of our service offerings. Our NaviViewtm platform allows us to work with our customers’ information technology teams, systems integrators and other third parties to deliver services to customers. Our NaviViewtm platform and its user interface help ensure full transparency to the customer and seamless operation of outsourced applications and infrastructure, including: i) hardware, operating system, database and application monitoring; ii) event management; iii) problem resolution management; and iv) integrated change and configuration management tools. Our NaviViewtm platform includes:

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

Automated Remediation — Our NaviViewtm platform allows us to proactively monitor, identify and correct common problems associated with the applications we manage on behalf of our customers. These automated corrections help ensure availability and reliability by remediating known issues in real time, and keeping applications up and running while underlying problems or potential problems are diagnosed.

Component Information Manager — This central repository provides a unified view of disparate network, database, application and hardware information.

Escalation Manager — This workflow automation technology allows us to streamline routine tasks and escalate critical issues in a fraction of the time that manual procedures require. Escalation manager initiates specific orders and tasks based on pre-defined conditions, ensuring clear, consistent communication with our customers.

Our Infrastructure

Our infrastructure has been designed specifically to meet the demanding technical requirements of delivering our services to our customers. We securely deliver our services across Windows, Unix and Linux platforms. We believe that our infrastructure, together with our trained and experienced staff, enable us to offer market-leading levels of service backed by high service level guarantees.

Network Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network operations centers. Network and system management and monitoring tools continuously monitor our network and server performance. Our network operations centers perform first-level problem identification, validation and resolution. We have redundant network operations centers in New Delhi, India and in Andover, Massachusetts that are staffed 24 hours a day, seven days a week with network, security, Windows, Unix and Linux personnel. We have technical support personnel located in our facilities in San Jose, California, Syracuse, New York, Houston, Texas and New Delhi, India, who provide initial and escalated support 24 hours a day, seven days a week for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving technical issues that may arise.

Data Centers — We currently operate in 15 data centers in the United States and 1 data center in the United Kingdom. Our data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

Virtualization — We employ virtualization technologies for processing, storage and networking. By using this approach we are able to maximize the benefit of our capital expenditures, minimize the amount of valuable data center space used and create additional operating efficiencies that lower our cost. In addition, these progressive developments in computing are typically out of the reach of the mid-market customer due to cost and inexperience.

Internet Connectivity — We have redundant high-capacity internet connections with providers such as Global Crossing, Level 3, Cogent, AT&T and XO Communications. We have deployed direct private transit and peering internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks that improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ information technology infrastructure and applications.

Sales and Marketing

Direct Sales — Our direct sales professionals are located in the United States and the United Kingdom. Our sales teams meet with customers to understand and identify their individual business requirements and to translate those requirements into tailored services. Our sales teams are also supported by customer relationship managers who are assigned to specific accounts to identify and take advantage of cross-selling opportunities. To date, most of our sales have been realized through our direct sales force. In 2007, we hired inside sales representatives who call potential and current customers from our offices in the United States and India to provide consultative sales and support to smaller mid-market companies.

Channel Relationships — We sell our services through third parties, pursuant to reseller or referral contracts with such third parties. These contracts are generally one to three years in length and either provide the reseller a discount of approximately 25% from our list price or require us to pay a referral fee, typically ranging from approximately 4% to 10% of the amounts we receive from the customer. Our channel partners resell our services to their customers under their private label brand or under the NaviSite brand. In addition, we jointly market and sell our services with the products of Progress Software. For systems integrators, our flexibility and cost-effectiveness bolsters their application development and management services. For independent software vendors, we provide the opportunity to offer their software as a managed service.

Marketing — Our marketing organization is responsible for defining our overall market strategy, generating qualified leads for our field and inside sales forces, and increasing our overall brand awareness. Our lead generation programs include comprehensive on-line and off-line marketing programs with emphasis on on-line search, email, banner advertising and outbound telemarketing efforts. In 2007, we initiated a new brand positioning campaign named “Run With Us” to reflect our emerging role as a business partner to our customers to design, implement and manage their business critical applications. We maintain a data driven rigorous measurement and monitoring approach to ensure that marketing investments are optimized and deliver the highest possible return on investment.

Customers

Our customers include mid-sized companies, divisions of large multi-national companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing and distribution, healthcare and pharmaceutical, publishing, media and communications, financial services, retail, business services and government agencies.

As of July 31, 2007, NaviSite serviced approximately 1,400 hosted customers.

We derived approximately 8%, 9% and 8% of our revenue from the New York State Department of Labor for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Our contract with the New York State Department of Labor expired in fiscal year 2007.

No customer represented 10% or more of our revenue for the fiscal years ended July 31, 2007, 2006 and 2005. Substantially all of our revenues are derived from, and substantially all of our plant, property and equipment is located in, the United States.

Competition

We compete in the outsourced information technology and professional services markets. These markets are fragmented, highly competitive and likely to be characterized by industry consolidation.

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

We believe that we compete effectively based on the breadth of our service offerings, the strength of our NaviViewtm platform, our existing infrastructure capacity and our pricing.

Our current and prospective competitors include:

•	hosting and related services providers, including Terremark, Inc., Globix Corp., SAVVIS (which acquired the Cable & Wireless business including the Exodus and Digital Island businesses), IBM, AT&T and other local and regional hosting providers;

•	application services providers, such as IBM, Infocrossing, Inc., Electronic Data Systems Corp. and Computer Sciences Corporation;

•	content and electronic software distribution providers, such as Akamai, Inc., Limelight Networks Inc., Digital River, Inc. and Intraware, Inc.;

•	co-location providers, including SAVVIS, Equinix and Switch & Data Facilities Company, Inc.;

•	messaging providers, including Mi8, Internoded, Inc. and

•	professional services providers, including Oracle Consulting Services, Accenture, Ciber, CSC, CedarCrestone, Deloitte Consulting, IBM and Rapidigm.

Intellectual Property

We rely on a combination of trademark, service mark, copyright, patent and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. While it is our practice to require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition (for employees only) and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we cannot ensure that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we offer our services in other countries where the laws may not afford adequate protection for our proprietary rights.

We license or lease most technologies used in our hosting and application management services. Our technology suppliers may become subject to third-party infringement claims, or other claims or assertions, which could result in their inability or unwillingness to continue to license their technology to us. The loss of certain of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies that may be of lower quality or performance standards or at greater cost. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for internet-based businesses grows. We cannot ensure that third parties will not assert claims alleging the infringement of service marks and trademarks against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into costly royalty or licensing agreements.

Government Regulation

While there currently are few laws or regulations directly applicable to the internet or to managed application hosting service providers, due to the increasing popularity of the internet and internet-based applications, such laws and regulations are being considered and may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the internet and managed application hosting service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we offer services over the internet in many states in the United States and internationally and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property there. The application of existing laws and regulations to the internet or our business, or the adoption of any new legislation or regulations applicable to the internet or our business, could materially adversely affect our financial condition and results of operations.

Employees

As of July 31, 2007, we had 617 employees. Of these employees, 443 were principally engaged in operations, 86 were principally engaged in sales and marketing and 88 were principally engaged in general and administrative functions. None of our employees is party to a collective bargaining agreement, and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Web site under “Investors”, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our internet address is http://www.navisite.com. The contents of our web site are not incorporated by reference in this annual report on Form 10-K or any other report filed with or furnished to the SEC.

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

We have a history of losses and may never achieve or sustain profitability.  We have never been profitable and may never become profitable. As of July 31, 2007, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $495.8 million. During the fiscal year ended July 31, 2007, we had a net loss of approximately $25.9 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

Our financing agreement with a syndicated group (the “Credit Agreement”) includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of October 24, 2007, we owed approximately $112.0 million under the Credit Agreement. The Credit Agreement:

•	restricts our ability to create, incur, assume, or permit to exist any additional indebtedness, excluding certain limited exemptions;

•	restricts our ability to create, incur, assume or permit to exist any lien on any of our assets, excluding certain limited exemptions;

•	restricts our ability to make investments, with certain limited exemptions;

•	requires that we meet financial covenants for leverage, fixed charges and capital expenditures;

•	restricts our ability to enter into any transaction of merger or consolidation, excluding certain limited exemptions;

•	restricts our ability to sell assets or purchase or otherwise acquire the property of any person, excluding certain limited exemptions;

•	restricts our ability to authorize, declare or pay dividends, excluding certain limited exemptions;

•	restricts our ability to enter into any transaction with any affiliate (as defined in the Credit Agreement) except on terms and conditions that are at least as favorable to us as those that could reasonably be obtained in a comparable arm’s-length transaction with a person who is not an Affiliate; and

•	restricts our ability to amend our organizational documents.

If we breach the Credit Agreement, a default could result. A default, if not waived, could result in, among other things, our not being able to borrow additional amounts under the Credit Agreement. In addition, all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. The maturity date of the Term Loan is June 8, 2013 and the revolving credit facility terminates on June 8, 2012. Interest on the Term Loan is payable in arrears on the first business day of August, November, February and May for ABR Loans, and the last day of the chosen interest period (which period can be one, two, three, six, nine or twelve months) or every three months, if the chosen interest period is greater than three months, for LIBOR Loans.

The Term Loan will amortize on the first day of each fiscal quarter (commencing on August 1, 2007) in equal quarterly installments over such period in the aggregate amounts as set forth below:

Year	Percentage of Term Loan

1	1.0%
2	1.0%
3	1.0%
4	1.0%
5	1.0%
6	95.0%

In addition, the Credit Agreement exposes us to interest rate fluctuations which could significantly increase the interest we pay the Lenders. We are required, under the Credit Agreement, to maintain interest rate protection that shall result in at least 50% of the aggregate principal amount of the consolidated indebtedness of the Company and its subsidiaries other than the revolving loans under the Credit Agreement being subject to a fixed or maximum interest rate.

Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.  Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors, LLC’s two managing members, together with Atlantic Investors, LLC owned approximately 47% of our outstanding capital stock as of July 31, 2007. As of July 31, 2007, Atlantic Investors, LLC’s ownership alone was approximately 43% on a fully diluted basis. Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC, together have significant power in the election of our Board of Directors. Regardless of how our other stockholders may vote, Atlantic Investors, LLC, Unicorn Worldwide Holdings and Madison Technology acting together may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.

Members of our management group also have significant interests in Atlantic Investors, LLC, which may create conflicts of interest.  Some of the members of our management and Board of Directors also serve as members of the management group of Atlantic Investors, LLC and its affiliates. Specifically, Andrew Ruhan, our Chairman of the Board, holds a 10% equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic Investors, LLC. Arthur P. Becker, our President and Chief Executive Officer and a member of our Board of Directors, is the managing member of Madison Technology LLC, a managing member of Atlantic Investors, LLC. As a result, these NaviSite officers and directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our officers or directors that conflict with their fiduciary obligations to Atlantic Investors, LLC, which in turn may have interests that conflict with the interests of our other stockholders.

Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings.  In connection with a financing agreement with Silver Point Finance LLC (“Silver Point Finance”), we issued warrants to SPCP Group, LLC and SPCP Group III LLC, two affiliates of Silver Point Finance, to purchase an aggregate of 3,930,136 shares of our Common Stock. If the warrants are exercised, Silver Point Finance may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of November 5, 2007, SPCP Group, LLC and SPCP Group III LLC have exercised warrants in part to acquire 2,596,305 shares of our Common Stock.

Our stockholders will also experience dilution to the extent that additional shares of our Common Stock are issued in potential future acquisitions or financings.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.  Since December 2002, we have acquired ClearBlue Technologies Management, Inc. (“CBTM”) (accounted for as an “as if pooling”), Avasta, Inc., Conxion Corporation, selected assets of Interliant, Inc., all of the shares of ten wholly-owned subsidiaries of ClearBlue Technologies, Inc. (“CBT”) (accounted for as an “as if pooling”), substantially all of the assets and liabilities of Surebridge, Inc., substantially all of the assets of Alabanza, LLC and Hosting Ventures, LLC and all of the stock of Jupiter Hosting, Inc. and netASPx. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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

Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.  Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their websites and infrastructure systems and applications. We utilize our direct private transit Internet connections to major network providers, such as Level 3 Communications Inc. and Global Crossing, as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively. If our private transit Internet connections are interrupted or degraded, we may face claims by, or lose, customers, and our reputation in the industry may be harmed, which may cause demand for our services to decline.

If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.  We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including International Business Machines Corp (“IBM”), Microsoft Corp. (“Microsoft”), Oracle Corp. (“Oracle”) and Lawson Associates, Inc. (“Lawson”). Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses.  To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week, without interruption. We must, therefore, protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

•	require us to spend substantial amounts of money to replace equipment or facilities;

•	entitle customers to claim service credits or seek damages for losses under our service level guarantees;

•	cause customers to seek alternate providers; or

•	impede our ability to attract new customers, retain current customers or enter into additional strategic relationships.

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers.  Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems, Inc., F5 Networks, Inc., Microsoft, Oracle and Lawson. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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

Concerns relating to privacy and protection of customer and job seeker data on our America’s Job Exchange website could damage our reputation and deter current and potential customers and job seekers from using our products and services.  We recently launched America’s Job Exchange, a successor to America’s Job Bank. Concerns about our practices for America’s Job Exchange with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of customer and job seeker confidence in us, which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.

Unauthorized access, phishing schemes and other disruptions could jeopardize the security of customer and job seeker information stored in our systems, and may result in significant liability to us and may cause existing customers and job seekers to refrain from doing business with us.

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

The unpredictability of our quarterly results may cause the trading price of our Common Stock to fluctuate or decline.  Our quarterly operating results have previously varied, and may continue to vary significantly from quarter-to-quarter and period-to-period as a result of a number of factors, many of which are outside of our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

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

If the markets for outsourced information technology infrastructure and applications, Internet commerce and communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.  The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers is developing, and the market for the purchase of products and services over the Internet is still relatively new and emerging. Our industry has experienced periods of rapid growth, followed by a sharp decline in demand for products and services, which led to the failure in the last few years of many companies focused on developing Internet-related businesses. If acceptance and growth of the Internet as a medium for commerce and communication declines, our business strategy and objectives may fail because there may not be sufficient market demand for our managed IT services.

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

The market in which we operate is highly competitive and is likely to consolidate, and we may lack the financial and other resources, expertise or capability necessary to capture increased market share or maintain our market share.  We compete in the managed IT services market. This market is rapidly evolving, highly competitive and likely to be characterized by over-capacity and industry consolidation. Our competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with us. Many participants in this market have suffered significantly in the last several years. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the managed IT services market.

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

We may lack the financial and other resources, expertise or capability necessary to maintain or capture increased market share in this environment in the future. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the managed IT services market.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.  We operate a data center in the United Kingdom. Revenue from our foreign operations accounted for approximately 4.5% of our total revenue during the fiscal year ended July 31, 2007. We recently expanded our operations to India, which could eventually broaden our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

The price of our Common Stock has been volatile, and may continue to experience wide fluctuations.  Since January 2006, our Common Stock has closed as low as $1.24 per share and as high as $11.09 per share. The trading price of our Common Stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our Common Stock may cause an investor in our Common Stock to lose some or all of his investment.

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

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data center in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA (1)	Data Center and Office	66,350	November 2016
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Data Center	20,576	January 2010
Santa Clara, CA (1)	Office	3,500	June 2009
Atlanta, GA	Office	4,598	June 2009
Chicago, IL (1)	Office	4,453	June 2009
Chicago, IL	Data Center	6,800	January 2009
Oak Brook, IL	Data Center	16,780	September 2019
Andover, MA	Office	25,817	January 2018
Andover, MA	Data Center and Office	86,931	January 2018
Baltimore, MD	Data Center and Office	3,000	November 2007
Minneapolis, MN (1)	Data Center and Office	54,474	June 2010
Syracuse, NY	Data Center	21,246	November 2008
Syracuse, NY(1)	Office	44,002	December 2007
Syracuse, NY(1)	Office	5,016	May 2009
New York, NY	Office	1,500	May 2008
New York, NY	Data Center	33,286	May 2018
Las Vegas, NV (2)	Data Center	28,560	February 2010
Dallas, TX	Data Center	27,370	January 2010
Houston, TX (1)	Data Center and Office	29,545	October 2008
Herndon, VA (1)	Office	5,515	June 2011
Vienna, VA	Data Center and Office	23,715	December 2009
Milwaukee, WI	Data Center	5,200	March 2010
Gurgaon, Haryana, India	Office	12,706	July 2008
London, England	Data Center	4,022	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We have entered into a sublease with a third party for this facility, however we retain the use of approximately 2,000 square feet.

We believe that these offices and data centers are adequate to meet our foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the Class Action Litigation substantially consistent with a memorandum of understanding negotiated among plaintiffs, the issuers and the insurers for such issuers. Among other contingencies, the settlement ultimately negotiated was subject to approval by the Court. On February 15, 2005, the Court preliminarily approved the terms of the settlement, provided that the plaintiffs and defendants agreed to, which they did, a modification to the bar order to be entered. On August 31, 2005, the Court entered a further preliminary approval Order. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006, and the matter was taken under advisement. On June 28, 2007, in consideration of the Second Circuit class certification ruling and the renewed certification motion discussed below, the Court entered an Order terminating the settlement.

On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Responsive briefs are to be submitted by December 21, 2007, and reply briefs by February 15, 2008. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints.

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

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NAVI.” As of October 5, 2007, there were 228 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ Capital Market.

	High	Low

Fiscal Year Ended July 31, 2007
May 1, 2007 through July 31, 2007	$9.36	$6.06
February 1, 2007 through April 30, 2007	$7.08	$5.25
November 1, 2006 through January 31, 2007	$7.22	$3.44
August 1, 2006 through October 31, 2006	$4.30	$3.33
Fiscal Year Ended July 31, 2006
May 1, 2006 through July 31, 2006	$5.59	$3.24
February 1, 2006 through April 30, 2006	$5.00	$1.35
November 1, 2005 through January 31, 2006	$1.83	$1.01
August 1, 2005 through October 31, 2005	$1.90	$1.07

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

We have never paid cash dividends on our common stock. We currently anticipate retaining all available earnings, if any, to finance internal growth and product and service development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our Amended Credit Agreement dated September 12, 2007 restrict the payment of cash dividends on our common stock. Additionally, on September 12, 2007 we issued 3,125,000 shares of Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend to a common stockholder.

We did not repurchase any shares of common stock during fiscal year 2007.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

On October 15, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of warrants, dated as of April 11, 2006 (the “Warrants”), held by each entity for the purchase of 109,575 and 36,525 shares of common stock of the Company, respectively.

On October 22, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of the Warrants held by each entity for the purchase of 15,975 and 5,325 shares of common stock of the Company, respectively.

On October 29, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of warrants, dated as of April 11, 2006, held by each entity for the purchase of 5,925 and 1,975 shares of common stock of the Company, respectively.

On November 5, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of the Warrants held by each entity for the purchase of 56,250 and 18,750 shares of common stock of the Company, respectively.

The exercise price paid upon exercise of the Warrants was $0.01 per share for a total of $2,503, which has been received by the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of the shares issuable upon exercise of the Warrants.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of results of any future period.

	Year Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue, net	$125,860	$108,844	$109,731	$91,126	$75,281
Revenue, related parties	322	243	132	46	1,310

Total revenue	126,182	109,087	109,863	91,172	76,591
Cost of revenue	85,196	75,064	80,227	68,379	70,781
Impairment, restructuring and other, net	—	—	383	917	—

Total cost of revenue	85,196	75,064	80,610	69,296	70,781

Gross profit	40,986	34,023	29,253	21,876	5,810
Operating expenses:
Selling and marketing	16,924	14,756	12,993	10,642	6,910
General and administrative	22,043	21,787	23,600	24,714	20,207
Impairment. restructuring and other, net	(231)	1,373	2,662	5,286	8,882

Total operating expenses	38,736	37,916	39,255	40,642	35,999

Income (loss) from operations	2,250	(3,893)	(10,002)	(18,766)	(30,189)
Other income (expense):
Interest income	337	283	61	126	851
Interest expense	(12,476)	(9,585)	(7,590)	(3,181)	(43,403)
Loss on debt extinguishment	(15,712)	—	—	—	—
Other income (expense), net	864	437	2,785	468	(733)

Loss before income tax expense	(24,737)	(12,758)	(14,746)	(21,355)	(73,474)
Income tax expense	(1,173)	(1,173)	(1,338)	(1)	(153)

Net loss	$(25,910)	$(13,931)	$(16,084)	$(21,354)	$(73,627)

Per common share:
Basic and diluted:
Net loss	$(0.85)	$(0.49)	$(0.57)	$(0.85)	$(6.32)

Basic and diluted weighted average number of common shares outstanding	30,512	28,601	28,202	25,160	11,654

BALANCE SHEET DATA:
Working capital (deficit)	$10,611	$(9,072)	$(77,560)	$(36,711)	$(16,301)
Total assets	$116,244	$102,409	$101,177	$123,864	$69,371
Long-term obligations	$97,072	$70,817	$5,515	$50,224	$13,577
Stockholders’ equity (deficit)	$(13,864)	$(1,976)	$(2,672)	$11,082	$16,879

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We provide our services to customers typically pursuant to agreements with a term of one to three years with monthly payment installments. As a result, these agreements provide us with a base of recurring revenue. Our revenue increases by adding new customers or additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals or terminations of agreements with existing customers.

A large portion of the costs to operate our data centers, such as rent, product development and general and administrative expenses, does not depend strictly on the number of customers or the amount of services we provide. As we add new customers or new services to existing customers, we generally incur limited incremental costs relating to telecommunications, utilities, hardware and software costs and payroll expenses. We have substantial capacity to add customers to our data centers. Our relatively fixed cost base, sufficient capacity for expansion and limited incremental variable costs provide us with the opportunity to grow profitably. However, these same fixed costs present us with the risk that we may incur losses if we are unable to generate sufficient revenue.

In recent years, we have grown through acquisitions of new businesses and have restructured our historical operations. Specifically, in December 2002, we acquired ClearBlue Technologies Management, Inc. (a wholly-owned subsidiary of our majority stockholder at the time of the acquisition and therefore was accounted for as a common control merger) (“CBTM”), adding application management and development capabilities to our managed application services. In February 2003, we acquired Avasta, Inc. (“Avasta”), adding capabilities to our managed application services. In April 2003, we acquired Conxion Corporation (“Conxion”), providing key services to our managed application services and managed infrastructure services. In May 2003, we acquired assets of Interliant, Inc., forming the core of our managed messaging services. In August 2003 and April 2004, we acquired assets of CBT (which was our majority stockholder at that time and therefore was accounted for as a common control merger) related to co-location, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services. In June 2004, we acquired substantially all of the assets and liabilities of Surebridge, Inc. (“Surebridge”), adding significant capabilities to our managed application and professional services businesses. Prior to September 2002, substantially all of our services were managed application services. We have added managed infrastructure and managed messaging services and increased managed applications and professional services since that time. This transformation in our business will result in our recent results being more relevant to an understanding of our business than our historical results. We also expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our future financial condition and results of operations.

Our acquisitions of CBTM and the assets and certain liabilities of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT, CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion, selected assets of Interliant, Inc. and our acquisition of substantially all of the assets and liabilities of Surebridge, Inc. were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statement of Operations and Consolidated Statement of Cash Flows from their respective dates of acquisition of February 5, 2003, April 2, 2003, May 16, 2003 and June 10, 2004.

Results of Operations for the Three Years Ended July 31, 2007, 2006 and 2005

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,
	2007	2006	2005

Revenue, net	99.7%	99.8%	99.9%
Revenue, related parties	0.3%	0.2%	0.1%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue	67.5%	68.8%	73.0%
Impairment, restructuring and other, net	0.0%	0.0%	0.4%

Total cost of revenue	67.5%	68.8%	73.4%

Gross profit	32.5%	31.2%	26.6%

Operating expenses:
Selling and marketing	13.4%	13.5%	11.8%
General and administrative	17.5%	20.0%	21.5%
Impairment, restructuring and other, net	(0.2)%	1.3%	2.4%

Total operating expenses	30.7%	34.8%	35.7%

Income (loss) from operations	1.8%	(3.6)%	(9.1)%
Other income (expense):
Interest income	0.3%	0.3%	0.1%
Interest expense	(9.9)%	(8.8)%	(6.9)%
Loss on debt extinguishment	(12.5)%	—	—
Other income (expense), net	0.7%	0.4%	2.5%

Loss before income tax expense	(19.6)%	(11.7)%	(13.4)%
Income tax expense	(0.9)%	(1.1)%	(1.2)%

Net loss	(20.5)%	(12.8)%	(14.6)%

Comparison of the Years 2007, 2006 and 2005

Revenue

We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.

Total revenue for the fiscal year ended July 31, 2007 increased 15.7% to approximately $126.2 million from approximately $109.1 million for the fiscal year ended July 31, 2006. The increase in revenue is primarily related to overall growth of our business. Specifically, we experienced continued growth in our hosting business derived from increased revenue from managed application services, application management and co-location services along with increased revenue from professional services. Revenue from related parties increased 33% during the year ended July 31, 2007 to approximately $322,000 from approximately $243,000 during the year ended July 31, 2006.

Total revenue for fiscal year ended July 31, 2006 decreased 0.7% to approximately $109.1 million from approximately $109.9 million for the fiscal year ended July 31, 2005. The decline in revenue is primarily related to the sale of our MBS Practice in July 2005, which contributed approximately $4.3 million in revenue during fiscal year 2005, partially offset by net increased revenue from new customers and sales to existing customers. Revenue from related parties increased 84% during the year ended July 31, 2006 to approximately $243,000 from approximately $132,000 during the year ended July 31, 2005.

One unrelated customer accounted for 8%, 9% and 8% of our total revenue in fiscal years 2007, 2006 and 2005, respectively.

Gross Profit

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

Gross profit of $41.0 million for the fiscal year ended July 31, 2007 increased approximately $7.0 million, or 21%, from a gross profit of approximately $34.0 million for the fiscal year ended July 31, 2006. Gross profit for the fiscal year ended July 31, 2007 represented 32.5% of total revenue, as compared to 31.2% of total revenue for the fiscal year ended July 31, 2006. Total cost of revenue increased approximately 13.5% to approximately $85.2 million during the fiscal year ended July 31, 2007 from approximately $75.1 million for the fiscal year ended July 31, 2006. As a percentage of total revenue, total cost of revenue decreased from 68.8% of revenue in fiscal year 2006 to 67.5% of revenue in fiscal year 2007. The increase in total cost of revenue of approximately $10.1 million resulted primarily from $6.6 million of increased costs necessary to support the growth in professional services revenue and increased equipment and operating costs totaling approximately $3.7 million necessary to support the growth experienced in our hosting business, increased stock compensation expense of $0.3 million, all offset by lower amortization costs related to intangible assets of $0.9 million. The improvement in gross profit as a percentage of total revenue from 31.2% for the fiscal year ended July 31, 2006 to $32.5% for the fiscal year ended July 31, 2007 resulted from our continued focus on cost containment and increased reliance on our operations in India.

Gross profit of $34.0 million for the fiscal year ended July 31, 2006 increased approximately $4.7 million, or 16%, from a gross profit of approximately $29.3 million for the fiscal year ended July 31, 2005. Gross profit for fiscal year ended July 31, 2006 represented 31.2% of total revenue, as compared to 26.6% of total revenue for the fiscal year ended July 31, 2005. Total cost of revenue decreased approximately 6.9% to approximately $75.1 million during fiscal year 2006 from approximately $80.6 million during fiscal year 2005. As a percentage of total revenue, total cost of revenue decreased from 73.4% of total revenue in fiscal year 2005 to 68.8% of total revenue in fiscal year 2006. The decrease in cost of revenue of approximately $5.5 million resulted primarily from decreased salary and related expenses of approximately $1.6 million as a result of lower U.S. based employees due to our increased reliance on the use of our India network center, a decrease in hardware and software maintenance costs of approximately $1.8 million as a result of continued efforts to control costs, costs related to the MBS practice sold in July 2005 of approximately $1.9 million, a reduction of depreciation and amortization expense of approximately $1.1 million partially offset by the effect of implementing SFAS 123R in fiscal year 2006 of approximately $1.0 million. Included in total cost of revenue for the fiscal year ended July 31, 2005 are impairment and restructuring charges totaling $0.4 million related to certain data center leases as a component of total cost of revenue. No such charge was recorded during the fiscal year ended July 31, 2006.

Operating Expenses

Selling and Marketing.  Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show costs and marketing and direct mail programs.

Selling and marketing expense increased 14.2% to approximately $16.9 million, or 13.4% of total revenue for the fiscal year ended July 31, 2007 from approximately $14.8 million, or 13.5% of total revenue for the fiscal year ended July 31, 2006. The increase of approximately $2.1 million resulted primarily from increased salary and related costs supporting the growth in total revenue during the fiscal year ended July 31, 2007 of $0.6 million, increased commission expenses and partner fees associated with higher bookings realized during the fiscal year ended July 31, 2007 of $1.0 million, $0.2 million of increased stock compensation expense and $0.3 million of increased spending on sales related marketing programs.

Selling and marketing expense increased 13.6% to approximately $14.8 million, or 13.6% of total revenue, in the fiscal year ended July 31, 2006 from approximately $13.0 million, or 11.8% of total revenue, for the fiscal year ended July 31, 2005. The increase of approximately $1.8 million resulted primarily from approximately $1.3 million of increased salary expense resulting from an increased headcount of selling personnel, $0.3 million due to the effect of implementing SFAS 123R, as well as increases of $0.4 million in travel costs and $0.1 million in marketing program costs, partially offset by a decrease of $0.3 million in partner referral fees.

General and Administrative.  General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

General and administrative expense increased 0.9% to approximately $22.0 million, for the fiscal year ended July 31, 2007 from approximately $21.8 million, for the fiscal year ended July 31, 2006. General and administrative expense decreased to 17.5% of total revenue for the fiscal year ended July 31, 2007 from 20.0% of total revenue for the fiscal year ended July 31, 2006. The increase of approximately $0.2 million is due to an increase of approximately $1.0 million in facilities related costs, and $1.1 million in amortization of transaction costs, offset by a decrease of $1.2 million of stock compensation expense, $0.3 million in professional fees and $0.4 million related to decreased miscellaneous costs and administrative service charges.

General and administrative expense decreased 7.6% to approximately $21.8 million, or 20.0% of total revenue, for the fiscal year ended July 31, 2006 from approximately $23.6 million, or 21.5% of total revenue, for the fiscal year ended July 31, 2005. The decrease of approximately $1.8 million was primarily the result of a $2.2 million decrease in bad debt expense due to successful efforts to improve our accounts receivable collectibility, a $0.7 million decrease in litigation expense as we resolved certain outstanding matters, a $0.6 million decrease in salary related expense and a $0.8 million decrease in depreciation expense, as well as decreases in property, sales taxes and consulting and insurance expenses, partially offset by an approximate, $3.0 million increase from the effect of implementing SFAS 123R.

Operating Expenses — Impairment, Restructuring and Other, Net

The Company recorded a net impairment recovery of $0.2 million primarily due to an impairment recovery of approximately $0.3 million related to revised assumptions due to securing a sublease of an impaired facility during the fiscal year ended July 31, 2007, offset by an approximate $0.1 million impairment charge related to the abandonment of additional space in our Syracuse, New York, facility.

The Company recorded $1.4 million of net lease impairment charges during fiscal year 2006, resulting primarily from an adjustment to a lease modification for our impaired Chicago facility and revisions in assumptions associated with impaired facilities in Houston, Texas, Syracuse, New York, and San Jose, California partially offset by a $0.2 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in Lexington, Massachusetts.

The Company recorded approximately $2.7 million of net lease impairment charges in the fiscal year ended July 31, 2005. The costs incurred during the fiscal year ended July 31, 2005 related primarily to the abandonment of administrative space at our Lexington, Massachusetts facility and a $1.1 million impairment charge related to our investment in Interliant, Inc. debt securities.

Interest Income

Interest income increased 19.1% to approximately $337,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2007 from approximately $283,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2006. The increase of $54,000 is mainly due to an increase in the rate of interest on our security deposits, and a higher average cash balance during the year ended July 31, 2007 as compared to the fiscal year ended July 31, 2006.

Interest income increased 363.9% to approximately $283,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2006 from approximately $61,000, or 0.1% of total revenue, for the fiscal year ended July 31, 2005. The increase of $222,000 is mainly due to an increase in the rate of interest on our security deposits, interest earned on our escrow account and interest on a settlement awarded by the court in favor of the Company.

Interest Expense

Interest expense increased 30.2% to approximately $12.5 million, or 9.9% of total revenue, for the fiscal year ended July 31, 2007 from approximately $9.6 million, or 8.8% of total revenue, for the fiscal year ended July 31, 2006. The increase of $2.9 million is primarily related to an increased rate of interest on our outstanding long-term debt during the fiscal year ended July 31, 2007 and a higher average long-term debt balance during the fiscal year ended July 31, 2007 compared to the fiscal year ended July 31, 2006.

Interest expense increased 26.3% to approximately $9.6 million, or 8.8% of total revenue, during the fiscal year ended July 31, 2006 from approximately $7.6 million, or 6.9% of total revenue, during the fiscal year ended July 31, 2005. The increase of $2.0 million was primarily related to amounts drawn during the third quarter of fiscal year 2006 on the term loan with Silver Point Finance, the addition of capital leases and an increase in the rate of interest on our financing line with Silicon Valley Bank.

Loss on Debt Extinguishment

During the year ended July 31, 2007, the Company recorded a loss on debt extinguishment of approximately $15.7 million in connection with the refinancing of the Company’s long-term debt in June 2007. The loss on debt extinguishment consisted of an approximate $3.0 million pre-payment penalty due Silver Point Finance in connection with the refinancing of outstanding debt, approximately $8.6 million of unamortized value ascribed to warrants issued in connection with the outstanding debt and the related embedded derivative and approximately $4.1 million of unamortized transaction fees and expenses.

Other Income (Expense), Net

Other income was approximately $0.9 million for the fiscal year ended July 31, 2007, as compared to other income of approximately $0.4 million for the fiscal year ended July 31, 2006. Other income consists of sub-lease rental income and other miscellaneous income.

Other income was approximately $0.4 million for the fiscal year ended July 31, 2006, as compared to other income of approximately $2.8 million for the fiscal year ended July 31, 2005. The other income recorded during the fiscal year ended July 31, 2006 is primarily attributable to $0.3 million of rent from the sublease of our facility in Las Vegas with a third party.

Income Tax Expense

The Company recorded $1.2 million of deferred income tax expense for the fiscal year ended July 31, 2007, equivalent to the amount recorded for the fiscal year ended July 31, 2006 and $1.3 million recorded for the fiscal year ended July 31, 2005. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense in each year results from tax goodwill amortization related to the Surebridge asset acquisition in June 2004 and the acquisition of certain Applied Theory assets by CBTM prior to the pooling of interest in December 2002. Accordingly, the acquired goodwill and intangible assets for both acquisitions are amortizable for income tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for either acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off for book purposes. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

Liquidity and Capital Resources

As of July 31, 2007, our principal sources of liquidity included cash and cash equivalents and a revolving credit facility of $10.0 million provided under our Credit Agreement with a lending syndicate . We had working capital of $10.6 million, including cash and cash equivalents of $11.7 million at July 31, 2007, as compared to a working capital deficit of $9.0 million, including cash and cash equivalents of $3.4 million, at July 31, 2006.

Cash and cash equivalents increased approximately $8.3 million for the fiscal year ended July 31, 2007. The primary uses of cash for the fiscal year ended July 31, 2007 included $7.9 million for purchases of property, plant and equipment, $80.7 million of payments on notes payable and capital lease obligations and an $8.0 million increase in restricted cash. Sources of cash included approximately $6.9 million in cash provided by operations, $95.5 million in proceeds from notes payable and approximately $4.0 million in proceeds from the exercise of employee stock options. Net cash provided by operating activities of approximately $6.9 million for the fiscal year ended July 31, 2007 resulted from the funding of our net loss of $25.9 million, $3.1 million in net changes in operating assets and liabilities offset by a loss on debt extinguishment of $15.7 million and non-cash charges of $20.4 million. At July 31, 2007, we had an accumulated deficit of $495.8 million.

Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts will bear interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the credit agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears.

Contractual Obligations and Commercial Commitments

We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of July 31, 2007, are as follows:

		Less than			After
Description	Total	1 Year	2-3 Years	4-5 Years	Year 5
	(In thousands)

Short/Long-term debt	$96,163	7,063	1,800	1,800	85,500
Interest on debt (a)	46,798	8,680	15,847	15,525	6,746
Capital leases	3,229	2,083	1,064	82	—
Bandwidth commitments	2,432	1,712	720	—	—
Property leases (b)(c)	62,541	10,179	15,280	9,935	27,147
Total	211,163	29,717	34,711	27,342	119,393

(a)	Interest on debt assumes Libor is fixed at 5.36%

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition.  Revenue consists of monthly fees for web site and internet application management, hosting, co-location and professional services. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Application management, hosting and co-location services are billed and recognized as revenue over the term of the contract, generally one to three years, based on actual usage. Installation fees associated with application management, hosting and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Payments received in advance of providing services are deferred until the period in which such services are provided. Revenue from professional services is recognized on either a time and materials basis as the services are performed or under the percentage of completion method for fixed price contracts. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined as the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represent revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. If we determine that collection of a fee is not reasonably assured, we will defer the fee and recognize the revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Allowance for Doubtful Accounts.  We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old and 2% of all other customer balances. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.

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

We review the valuation of our goodwill in the fourth quarter of each fiscal year. If an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred, we review the valuation of goodwill on an interim basis. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.

In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company applied the interpretative guidance of SAB 108 for its fiscal year ended July 31, 2007. The adoption of SAB 108 did not have a material impact to our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 in the third quarter of fiscal year 2007 and determined that the amount of these taxes are not significant to our consolidated revenues and have, therefore, not disclosed them.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of fiscal years beginning after September 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our lending arrangement we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material to us. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at July 31, 2007 was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility. At July 31, 2007 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.9 million increase in our interest expense under our senior secured credit facility for the fiscal year ended July 31, 2007.

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

Management’s original evaluation of disclosure controls and procedures at July 31, 2006 resulted in a conclusion that its disclosure controls and procedures were effective. As a result of the restatement of the July 31, 2006 Consolidated Statement of Cash Flows, management has now concluded that its disclosure controls and procedures were not effective at July 31, 2006 due to a material weakness in the preparation of the Consolidated Statement of Cash Flows. As of the end of the period covered by this report, this material weakness has been remediated.

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

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Additional Information — Management,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information — Audit Committee Financial Expert.”

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

Incorporated by reference to the portions of the Proxy Statement entitled “Executive Compensation,” and “Additional Information — Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the portion of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2007

The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2007.

Number of Securities
Available for Future
	Number of Securities to	Weighted-Average	Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	6,655,920	$3.62	3,192,845
Equity compensation plans not approved by security holders	—		—

Total	6,655,920		3,192,845

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions,” and “Corporate Governance and Board Matters — Independence of Members of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Independent Registered Public Accounting Firm Fees” and “Additional Information — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

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
November 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	November 9, 2007

/s/ Arthur P. Becker Arthur P. Becker	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2007

/s/ James W. Pluntze James W. Pluntze	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 9, 2007

/s/ James H. Dennedy James H. Dennedy	Director	November 9, 2007

/s/ Larry W. Schwartz Larry W. Schwartz	Director	November 9, 2007

/s/ Thomas R. Evans Thomas R. Evans	Director	November 9, 2007

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of December 31, 2002, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated December 31, 2002 (File No. 000-27597).
2.2	Agreement and Plan of Merger and Reorganization, dated as of January 29, 2003, among Avasta Acquisition Corp., Avasta, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
2.3	Agreement and Plan of Merger, dated as of March 26, 2003, by and between the Registrant and Conxion Corporation and Union Acquisition, Corp., a wholly-owned subsidiary of the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated April 2, 2003 (File No. 000-27597).
2.4	Sale Order pursuant to 11 U.S.C. Sections 105, 363, and 1146(c) and Bankruptcy Rules 2002, 6004 and 6006 approving (i) Asset Purchase Agreement, (ii) Sale of Substantially All of Debtors’ Assets Free and Clear of All Liens, Claims, Encumbrances and Interests, (iii) Waiver of Stay Provisions under Bankruptcy Rule Section 6004 and 6006 and (iv) Granting Related Relief entered by the Bankruptcy Court for the Southern District of New York (White Plains) on May 15, 2003; together with the Asset Purchase Agreement, dated as of May 15, 2003, by and among Interliant, Inc. and certain of its subsidiaries, and Intrepid Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant, annexed thereto, is incorporated herein by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated May 16, 2003 (File No. 000-27597).
2.5	Stock and Asset Acquisition Agreement, dated as of August 8, 2003, by and between the Registrant and ClearBlue Technologies, Inc., is incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2003 (File No. 000-27597).
2.6	Amendment to Stock and Asset Acquisition Agreement dated as of February 6, 2004 by and among the Registrant, ClearBlue Technologies, Inc., ClearBlue Technologies/New York, Inc., ClearBlue Technologies/ Santa Clara, Inc., ClearBlue Technologies/ Dallas, Inc. and ClearBlue Technologies/ San Francisco, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2004 (File No. 000-27597).
2.7	Asset Purchase Agreement, dated as of May 6, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2004 (File No. 000-27597).
2.8	First Amendment to Asset Purchase Agreement, dated as of June 10, 2004, by and among the Registrant, Lexington Acquisition Corp. and Surebridge, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
2.9	Asset Purchase Agreement, dated as of July 29, 2005, by and among the Registrant, Lexington Acquisition Corp. and Navint Consulting, LLC. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 3, 2005 (File No. 000-27597).
2.10	Asset Purchase Agreement, dated as of August 10, 2007, by and among NaviSite, Inc., Navi Acquisition Corp., Alabanza, LLC and Hosting Ventures, LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.11	Stock Purchase Agreement, dated August 10, 2007, by and among NaviSite, Inc., Jupiter Hosting, Inc. and the stockholders of Jupiter Hosting, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.12	Agreement and Plan of Merger, dated as of September 12, 2007, by and among NaviSite, Inc., NSite Acquisition Corp., netASPx, Inc. and GTCR Fund VI, L.P. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).

Exhibit No.		Description of Exhibit

3.2		Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3		Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.4		Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.5		Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock, dated as of September 12, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
4.1		Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-83501).
4.2		Specimen Certificate of Series A Convertible Preferred Stock of NaviSite, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
10.1		Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2		Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3		Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4		Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.6		First Amendment to Lease, dated as of August 9, 2006, by and between the Registrant and Carr NP Properties L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2006 (File No. 000-27597).
10	.7*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.8*	1999 Employee Stock Purchase Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10.9		Letter Agreement, dated October 10, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.10*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/ A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10.11		Assignment Agreement dated October 11, 2002 by and between the Registrant and Fir Tree Recovery Master Fund, LP and Fir Tree Value Partners, LDC is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).
10.12		Renunciation Letter dated October 11, 2002 from the Registrant to Interliant, Inc. is incorporated by reference to Exhibit 4 to the Schedule 13D filed by the Registrant on November 12, 2002 (File No. 005-56549).

Exhibit No.		Description of Exhibit

10.13		Statement of Work, dated as of January 1, 2003, describing the services to be provided to ClearBlue Technologies, Inc. by the Registrant under the Outsourcing Agreement, dated as of January 1, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.14		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Lender and the Registrant as Borrower, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.15		Loan and Security Agreement, dated as of January 3, 2003, by and between ClearBlue Technologies, Inc. as Borrower and the Registrant as Lender, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10.16		First Amendment to Loan and Security Agreement, dated June 2, 2003, by and between ClearBlue Technologies, Inc. and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10	.17*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10	.18*	Separation Agreement dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker is incorporated herein by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10.19		Warrant Purchase Agreement, dated as of April 11, 2006, by and among the Registrant, SPCP Group, L.L.C. and SPCP Group III LLC is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.20		Warrant Purchase Agreement, dated as of February 13, 2007, by and among the Registrant, SPCP Group, LLC and SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.21		Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group, L.L.C. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.22		Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group III LLC is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.23		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group, LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.24		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.25		Amendment No. 1 to Warrant, dated as of February 13, 2007, by and between the Registrant and SPCP Group, LLC is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-27597).
10.26		Credit Agreement, dated as of June 8, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.27		Security Agreement, dated as of June 8, 2007, by and among NaviSite, Inc., certain of its subsidiaries, and Canadian Imperial Bank of Commerce, acting through its New York agency, as collateral agent is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).

Exhibit No.	Description of Exhibit

10.28	Form of Term Note, to be made by NaviSite, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.29	Form of Revolving Note to be made by NaviSite, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.30	Amendment, Waiver and Consent Agreement No. 1, dated as of August 10, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of August 16, 2007 (File No. 000-27597).
10.31	Amended and Restated Credit Agreement, dated as of September 12, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).
10.32	Term Note, dated as of September 12, 2007, issued by NaviSite, Inc. to CIBC, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597)
10.33	Registration Rights Agreement, dated May 27, 2003, by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.34	Registration Rights Agreement, dated as of January 30, 2004, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.35	Registration Rights Agreement, dated as of September 12, 2007, by and between NaviSite, Inc. and GTCR Fund VI, L.P. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 18, 2007 (File No. 000-27597).
10.36	Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.37	Letter Agreement, dated December 11, 2002, between ClearBlue Technologies, Inc. and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 (File No. 000-27597).
10.38	Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, James W. Pluntze and Monique Cormier is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.39	Professional Services Agreement between the New York State Department of Labor and AppliedTheory Corporation dated November 2, 2000, is incorporated herein by reference to Exhibit 10.56 of AppliedTheory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-25759).
10.40	Amendment No. 1 to Professional Services Agreement, dated as of May 2, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.41	Amendment No. 2 to Professional Services Agreement, dated as of October 5, 2001, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).

Exhibit No.		Description of Exhibit

10.42		Amendment No. 3 to Professional Services Agreement, dated as of July 24, 2002, by and between the New York State Department of Labor and AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.43		Amendment No. 4 to Professional Services Agreement, dated as of November 12, 2002, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.44		Amendment No. 5 to Professional Services Agreement, dated as of March 25, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.45		Amendment No. 6 to Professional Services Agreement, dated as of September 24, 2003, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.46		Amendment No. 7 to Professional Services Agreement, dated as of January 5, 2004, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2004 (File No. 000-27597).
10.47		Amendment No. 8 to Professional Services Agreement, dated as of July 1, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. (as assignee of AppliedTheory Corporation) is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005 (File No. 000-27597).
10.48		Professional Services Agreement, dated as of August 16, 2005, by and between the New York State Department of Labor and ClearBlue Technologies Management, Inc. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2005 (File No. 000-27597).
10.49		Negotiable Promissory Note dated December 1, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.50		Negotiable Promissory Note dated December 23, 2003 issued by the Registrant to U.S. Managers Realty, Inc. is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.51		Promissory Note dated June 13, 2002 issued by ClearBlue Technologies Management, Inc. to AppliedTheory Corporation is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed on January 22, 2004 (File No. 333-112087).
10.52		Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/ A filed on March 8, 2004 (File No. 333-12087).
10.53		Registration Rights Agreement, dated June 10, 2004, by and between the Registrant and Surebridge, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.54		First Amendment to the Registration Rights Agreement, dated June 2006, by and between the Registrant and Waythere, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 (File No. 000-27597).
10.55		Settlement Agreement and Mutual General Release, dated as of January 13, 2005, by and among the Registrant, Atlantic Investors, LLC, Arthur P. Becker, Andrew Ruhan, Gabriel Ruhan and Convergence Associates, Inc., as agent for substantially all of the former Avasta shareholders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-27597).
10	.56*	NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.57*	Amendment No. 1 to the NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.58*	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).
10.59		Agreement and Acknowledgement, dated October 19, 2005, by and among the Registrant, Waythere, Inc., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp. is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.60*	Employment Offer Letter, dated August 12, 2005, between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.61*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.62*	Separation Agreement, dated as of July 31, 2007, by and between the Registrant and James W. Pluntze is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 2, 2007 (File No. 000-27597).
10	.63*	Summary Regarding Director Compensation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005 (File No. 000-27597).
10	.64*	NaviSite, Inc. Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007 (File No. 000-27597).
10	.65*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Arthur Becker is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-27597).
10	.66*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-27597).
14		Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiaries (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2, the Company has restated the accompanying consolidated statement of cash flows for the year ended July 31, 2006.

/s/ KPMG LLP

Boston, Massachusetts
November 7, 2007

NAVISITE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$11,701	$3,360
Accounts receivable, less allowance for doubtful accounts of $781 and $1,944 at July 31, 2007 and 2006, respectively	15,051	11,872
Due from related party	—	30
Unbilled accounts receivable	920	430
Prepaid expenses and other current assets	15,975	8,804

Total current assets	43,647	24,496
Property and equipment, net	15,841	14,914
Customer lists, net of accumulated amortization	7,755	11,687
Goodwill	43,159	43,159
Other assets	4,158	7,214
Restricted cash	1,684	939

Total assets	$116,244	$102,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to the AppliedTheory Estate	$6,000	$6,000
Notes payable, current portion	1,063	2,115
Capital lease obligations, current portion	1,829	2,081
Accounts payable	3,913	5,338
Accrued expenses	12,933	11,459
Accrued interest	1,698	913
Accrued lease abandonment costs, current portion	863	1,360
Deferred revenue	3,720	2,632
Deferred other income and customer deposits	1,017	1,670

Total current liabilities	33,036	33,568
Capital lease obligations, less current portion	1,030	741
Accrued lease abandonment costs, less current portion	645	1,628
Deferred tax liabilities	3,685	2,512
Other long-term liabilities	2,612	3,258
Note payable to related party	—	3,000
Notes payable, less current portion	89,100	59,678

Total liabilities	130,108	104,385

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: no shares at July 31, 2007 and 2006	—	—
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 33,506 and 28,959 at July 31, 2007 and 2006, respectively	335	290
Accumulated other comprehensive income	381	203
Additional paid-in capital	481,199	467,400
Accumulated deficit	(495,779)	(469,869)

Total stockholders’ equity (deficit)	(13,864)	(1,976)

Total liabilities and stockholders’ equity (deficit)	$116,244	$102,409

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue, net	$125,860	$108,844	$109,731
Revenue, related parties	322	243	132

Total revenue	126,182	109,087	109,863

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $1,342, $1,024, $0 for fiscal years ended July 31, 2007, 2006 and 2005, respectively)	85,196	75,064	80,227
Impairment, restructuring and other, net	—	—	383

Total cost of revenue	85,196	75,064	80,610

Gross profit	40,986	34,023	29,253

Operating expenses:
Selling and marketing (includes stock-based compensation expense under SFAS 123R of $570, $346, $0 for fiscal years ended July 31, 2007, 2006 and 2005, respectively)	16,924	14,756	12,993
General and administrative (includes stock-based compensation expense under SFAS 123R of $1,784, $2,988, $0 for fiscal years ended July 31, 2007, 2006 and 2005, respectively)	22,043	21,787	23,600
Impairment, restructuring and other, net	(231)	1,373	2,662

Total operating expenses	38,736	37,916	39,255

Income (loss) from operations	2,250	(3,893)	(10,002)
Other income (expense):
Interest income	337	283	61
Interest expense	(12,476)	(9,585)	(7,590)
Loss on debt extinguishment	(15,712)	—	—
Other income, net	864	437	2,785

Loss before income tax expense	(24,737)	(12,758)	(14,746)
Income tax expense	(1,173)	(1,173)	(1,338)

Net loss	$(25,910)	$(13,931)	$(16,084)

Basic and diluted net loss per common share	$(0.85)	$(0.49)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	30,512	28,601	28,202

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Other	Additional		Stockholders’
	Common Stock		Deferred	Comprehensive	Paid-in	Accumulated	Equity
	Shares	Amount	Compensation	Income	Capital	Deficit	(Deficit)
				(In thousands)

Balance at July 31, 2004	27,924	$279	$(1,514)	$15	$452,156	$(439,854)	$11,082
Exercise of common stock options	35	1	—	—	88	—	89
Issuance of common stock related to Avasta arbitration settlement	522	5	—	—	1,325	—	1,330
Issuance of restricted stock	7	—	—	—	6	—	6
Forfeiture of restricted stock	(1)	—	—	—	—	—	—
Forfeiture of deferred stock-based compensation	—	—	122	—	(122)	—	—
Stock compensation and amortization of deferred stock-based compensation	—	—	759	—	5	—	764
Currency translation adjustment	—	—	—	141	—	—	141
Net loss	—	—	—	—	—	(16,084)	(16,084)

Balance at July 31, 2005	28,487	285	(633)	156	453,458	(455,938)	(2,672)
Exercise of common stock options	472	5	—	—	1,116	—	1,121
Issuance of stock warrants to Silver Point Finance	—	—	—	—	9,101	—	9,101
Stock compensation and amortization of deferred stock-based compensation	—	—	633	—	3,725	—	4,358
Currency translation adjustment	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	(13,931)	(13,931)

Balance at July 31, 2006	28,959	290	0	203	467,400	(469,869)	(1,976)
Exercise of common stock options	1,442	14	—	—	4,034	—	4,048
Exercise of common stock purchase warrants	1,730	17		—	—	—	17
Conversion of note payable	1,375	14	—	—	3,850	—	3,864
Issuance of common stock purchase warrants	—	—	—	—	2,219	—	2,219
Stock compensation and amortization of deferred stock-based compensation	—	—	—	—	3,696	—	3,696
Currency translation adjustment	—	—	—	178	—	—	178
Net loss	—	—	—	—	—	(25,910)	(25,910)

Balance at July 31, 2007	33,506	$335	$0	$381	$481,199	$(495,779)	$(13,864)

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2007	2006	2005
	(Restated)
	(In thousands)

Cash flows from operating activities:
Net loss	$(25,910)	$(13,931)	$(16,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,684	12,791	14,684
Mark to market for interest rate cap	106	110	—
Deferred income tax expense	1,173	1,174	1,338
Impairment of long-lived assets	—	—	1,820
(Gain) loss on disposal of assets	(11)	(17)	(17)
Avasta settlement in common stock	—	—	490
Gain on settlements	—	(38)	(65)
Gain on sale of MBS practice	—	—	(2,499)
Impairment costs (recoveries) associated with abandoned leases	(231)	1,373	1,226
Amortization of warrants	1,907	657	107
Non-cash stock compensation	3,696	4,358	769
Provision for bad debts	36	51	2,288
Loss on debt extinguishment	15,712	—	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable	(3,215)	(1,235)	3,364
Due from related parties	30	71	—
Unbilled accounts receivable	(490)	(67)	1,491
Prepaid expenses and other current assets	(608)	902	1,404
Other assets	1,365	945	369
Accounts payable	(1,710)	(1,949)	1,399
Deferred other income and customer deposits	(653)	956	42
Other long-term liabilities	(165)	1,795	(45)
Accrued expenses and deferred revenue	2,198	(6,526)	(5,477)

Net cash provided by operating activities	6,914	1,420	6,604

Cash flows from investing activities:
Purchase of property and equipment	(7,934)	(5,772)	(4,790)
Proceeds from the sale of equipment	11	17	434
Proceeds from the sale of MBS practice	—	—	3,449
Release of (transfer to) restricted cash	(7,986)	(6,335)	607

Net cash used for investing activities	(15,909)	(12,090)	(300)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,048	1,121	89
Proceeds from exercise of warrants	17	—	—
Proceeds from notes payable	95,517	70,436	1,003
Repayment of notes payable	(78,074)	(2,340)	(1,614)
Repayment of modified accounts receivable line	—	(20,400)	—
Payment under note payable to Waythere, Inc. (formerly Surebridge)	—	(34,611)	(800)
Payments on capital lease obligations	(2,631)	(2,127)	(1,361)
Debt issuance costs	(1,541)	(4,865)	—

Net cash provided by (used for) financing activities	17,336	7,214	(2,683)

Net increase (decrease) in cash	8,341	(3,456)	3,621
Cash and cash equivalents, beginning of year	3,360	6,816	3,195

Cash and cash equivalents, end of year	$11,701	$3,360	$6,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,709	$11,540	$3,020
Supplemental disclosure of non-cash transactions
Equipment purchased under capital leases	2,668	1,868	296
Conversion of long-term debt to common stock	$3,864	$—	$—

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (“IT”) hosting, outsourcing and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,000 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At July 31, 2007, NaviSite had 14 state-of-the-art data centers and 8 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.

(2)	Restatement

In connection with the preparation of our 2007 financial statements included in this Form 10-K, we discovered errors in the Consolidated Statement of Cash Flows for the year ended July 31, 2006 and the Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2006 related to the presentation of debt issuance costs incurred in connection with our Silver Point Debt (see Note 11) and the presentation of release of (transfer to) restricted cash. The debt issuance costs, totaling approximately $4.9 million and $4.8 million for the fiscal year ended July 31, 2006 and for the nine months ended April 30, 2006, respectively, were incorrectly classified and included as a component of cash flows from operating activities in the Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2006 and in the Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2006. If reported correctly, these costs should have been presented separately as a component of cash flows from financing activities in the Consolidated Statement of Cash Flows. Release of (transfer to) restricted cash, totaling approximately $6.4 million, was originally reported as a financing activity. In addition, approximately $35,000 of releases of restricted cash were incorrectly reported as a component of the change in Other assets. If reported correctly, release of (transfer to) restricted cash should have been presented as a component of cash flows from investing activities in the Consolidated Statement of Cash Flows. The 2005 release of (transfer to) restricted cash has been corrected on the same basis as the 2006 presentation. The effect of the correction of the errors on the Consolidated Statement of Cash Flows for the year ended July 31, 2006, which are reported correctly in these consolidated financial statements, is as follows:

	As Originally
Statement of Cash Flows Caption	Reported	Adjustment	As Restated
	(in thousands)

Cash flows from operating activities
Prepaid expenses and other current assets	$(2,026)	$2,928	$902
Other assets	(957)	1,902	945
Net cash provided by (used for) operating activities	(3,410)	4,830	1,420

Cash flows from investing activities:
Release of (transfer to) restricted cash	—	(6,335)	(6,335)
Net cash used for investing activities	(5,755)	(6,335)	(12,090)

Cash flows from financing activities:
Release of (transfer to) restricted cash	(6,370)	6,370	—
Debt issuance costs	—	(4,865)	(4,865)
Net cash provided by financing activities	5,709	1,505	7,214
Net decrease in cash	(3,456)	—	(3,456)
Cash and cash equivalents, end of year	$3,360	$—	$3,360

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the errors on the Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2006 is as follows:

	As Originally
Statement of Cash Flows Caption	Reported	Adjustment	As Restated
		(in thousands)

Cash flows from operating activities:
Prepaid expenses and other current assets	$(2,222)	$2,906	$684
Long term assets	(873)	1,845	972
Net cash provided by (used for) operating activities	(7,713)	4,751	(2,962)

Cash flows from investing activities:
Release of (transfer to) restricted cash	—	(6,365)	(6,365)
Net cash used for investing activities	(4,327)	(6,365)	(10,692)

Cash flows from financing activities:
Restricted cash	(6,400)	6,400	—
Debt issuance costs	—	(4,786)	(4,786)
Net cash provided by financing activities	5,956	1,614	7,570
Net decrease in cash	(6,084)	—	(6,084)
Cash and cash equivalents, end of period	$732	$—	$732

The correction of these errors had no impact on the Consolidated Balance Sheet, the Consolidated Statement of Operations or the Consolidated Statement of Changes in Stockholders Equity (Deficit) at or for the fiscal year ended July 31, 2006 or on the Condensed Consolidated Balance Sheet or the Condensed Consolidated Statement of Operations at or for the nine months ended April 30, 2006.

After giving effect to the restatement, the Company determined that the restatement would have triggered a technical default of our covenants under the Silver Point Debt (see Note 11(b)) and the Atlantic Loan (see Note 11(c)) as of July 31, 2006. As the Silver Point Debt was paid in full and the Atlantic Loan was converted to common shares during the fiscal year ended July 31, 2007, a waiver was not considered necessary and the debt has not been reclassified from long-term to short-term on our Consolidated Balance Sheet at July 31, 2006.

In our July 31, 2006 Form 10-K, the Consolidated Balance Sheet line item caption “Deferred revenue and deferred other income” amounting to $2.6 million only included deferred revenue. The line item caption “Customer deposits” amounting to $1.7 million included customer deposits of $0.6 million and deferred other income of $1.1 million. In our July 31, 2007 and 2006 Consolidated Balance Sheets included herein, each of the line item captions “Deferred revenue” and “Deferred other income and customer deposits” has been correctly labeled, the 2007 and 2006 line items have been consistently presented as to the nature of the accounts that comprise the amounts shown, and the 2006 amounts have not changed. The 2006 and 2005 Consolidated Statements of Cash Flows have been reclassified to conform to the 2007 presentation for Deferred revenue and Deferred other income and customer deposits.

Under the Company’s Credit Agreement (see Note 11(a)), it is required to deliver annual financial statements on Form 10-K within 95 days of its fiscal year end, or November 3, 2007 for the fiscal year ended July 31, 2007. On November 3, 2007, the Company had not yet filed its Form 10-K for the fiscal year ended July 31, 2007 and, as a result was in default under the terms of the Credit Agreement. On November 2, 2007, with the knowledge that the Company would not be able to deliver the required annual financial statements timely, the Company received a waiver of this default.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Summary of Significant Accounting Policies

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

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to co-location, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oakbrook, Illinois; and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include recoverability of long-lived assets, the collectability of receivables, the deferred tax valuation allowance, certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $15.4 million and $7.4 million as of July 31, 2007 and July 31, 2006, including $13.7 million and $6.5 million which is classified as short-term in the Consolidated Balance Sheet as of July 31, 2007 and July 31, 2006, respectively and is included in “Prepaid expenses and other current assets”.

At July 31, 2007, restricted cash consists of cash held in escrow for payment to the AppliedTheory Estate (see Note 11), cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases and cash borrowed under our Credit Agreement specifically for data center expansion (see Note 11). The July 31, 2006 balance consisted of cash held in escrow for payment to the AppliedTheory Estate (see Note 11) and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.

(e)	Revenue Recognition

Revenue consists of monthly fees for hosting and application management services, co-location and professional services. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, hosting and co-location services are billed and recognized as revenue over the term of the contract, generally one to three years. Installation and up-front fees associated with application management, hosting and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.

Revenue from professional services is recognized as services are delivered for time and materials type contracts and using the percentage of completion method for fixed price contracts. For fixed price contracts, progress towards completion is measured by a comparison of the total hours incurred on the project to date to the total estimated hours required upon completion of the project. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service delivery costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represent revenue for services performed that have not yet been billed as of the balance sheet date. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

(f)	Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, accounts payable, and accrued expenses. As of July 31, 2007, the carrying cost of these instruments approximated their fair value. Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables is limited due to our broad and diverse customer base. One third-party customer accounted for 8%, 9% and 8% of our total revenue for the fiscal year ended July 31, 2007, 2006 and 2005, respectively. Accounts receivable included approximately $1.6 million, $0.9 million and $1.0 million due from this third-party customer at July 31, 2007, 2006 and 2005, respectively.

(g)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. The Company reports its’ accumulated other comprehensive income (loss), resulting primarily from foreign currency translation adjustments, in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit).

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

Renewals and betterments which materially extend the life of an asset, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within “Other income (expense), net” in our Consolidated Statements of Operations.

(i)	Long-lived Assets, Goodwill and Other Intangibles

The Company adheres to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, requires goodwill to be tested for impairment annually in lieu of being amortized. The Company completes its test in the fourth fiscal quarter of each year. In addition to annual testing, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance.

(j)	Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income, if any, in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the rate change is enacted.

(k)	Derivative Financial Instruments

Derivative instruments are recorded as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to minimize the risk related to rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives and the changes in the fair value of the instruments are recognized as adjustments to interest expense each reporting period. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Lease Expense

Lease expense for the Company’s real estate leases, which generally have escalating lease payments over the term of the leases, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases”. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

(m)	Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the Consolidated Statement of Operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. SAB 107 provides the Staff’s views regarding interpretations between SFAS 123R and certain SEC rules and regulations and provides guidance related to the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R, and investors and users of financial statements in analyzing the information provided.

Following the guidance in SAB 107, on August 1, 2005, NaviSite adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of operations from prior interim periods and fiscal years. SFAS 123R requires us to measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period that the awards are expected to vest. The Company generally grants options under its equity plans that vest as to 25% of the original number of shares six months after the grant date and thereafter in equal monthly amounts over the three year period commencing six months after the grant date.

Prior to the adoption of SFAS 123R, we recognized compensation cost for share-based payments with exercise prices below the grant date market price. We recorded stock compensation expense of approximately $0.8 million during the fiscal year ended July 31, 2005 related to these options. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

Fiscal 2005
(In thousands, except
per share data)

Net Loss, as reported	$(16,084)
Add: Stock-based employee compensation expense included in reported net loss	$769
Deduct: Total stock-based compensation expense determined under fair value based method	$(5,651)

Net Loss, as adjusted	$(20,966)

Net Loss per common share:
Basic and diluted, as reported	$(0.57)
Basic and diluted, as adjusted	$(0.74)

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Fiscal 2005

Risk-free interest rate	3.19%
Expected volatility	124.95%
Expected life (years)	2.12
Weighted average fair value of options granted during the period	$1.78

Upon adoption of SFAS 123R, we began recognizing compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that were outstanding as of August 1, 2005, in our Consolidated Statement of Operations. In February 2006, the Company granted options to certain senior managers as part of the fiscal year 2006 management bonus program. The options were granted with an option to accelerate all vesting if certain performance criteria were achieved. All options were fully accelerated during the fiscal year ended July 31, 2006 and the Company recorded stock-based compensation expense related to this acceleration of approximately $30,000 and $0.2 million in cost of revenue and general and administrative expenses, respectively.

During the year ended July 31, 2007, we recorded stock-based compensation expense of approximately $1.3 million in cost of revenue, approximately $0.6 million in sales and marketing and approximately $1.8 million in general and administrative expenses. The Company also recorded $0.08 million of stock-based compensation expense during the fiscal year ended July 31, 2007 related to a modification of stock options held by the Company’s former Chief Financial Officer, who resigned in January 2007. Pursuant to a lock-up agreement, the Company amended his option agreements to extend the time that his vested options as of his last date of employment could be exercised from 90 days from date of termination to 227 days from his date of termination. Modifications to option agreements under SFAS 123R require re-measurement of the fair value of the option based on a comparison of the fair value immediately before and after the modification, and a corresponding charge to earnings.

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we use the Black-Scholes option pricing model to value the compensation expense related to our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense.

During the year ended July 31, 2007, we estimated that 5% of options granted will be forfeited before the end of the first vesting tranche. Forfeitures after the first vesting tranche are not considered material. Through January 31, 2006, we estimated that 15% of options granted would be forfeited before the end of the first vesting tranche. This change in accounting estimate was reflected by recognizing a cumulative adjustment in compensation expense during the year ended July 31, 2006.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The expected volatility is based upon the historical volatility of the Company’s stock price over the expected term of the option. The estimate of the expected life of an option is based upon its contractual term and past employee exercise behavior.

	Fiscal	Fiscal
	2007	2006

Risk-free interest rate	4.62%	4.55%
Expected volatility	99.03%	107.04%
Expected life (years)	3.00	2.51
Weighted average fair value of options granted	$3.19	$1.27

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock option activity under the Company’s equity incentive plans for the fiscal year ended July 31, 2007.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Options outstanding, beginning of year	6,590,793	$2.82	—	—
Granted	2,335,210	$5.19	—	—
Exercised	(1,441,551)	$2.81	—	$5,358
Forfeited or Expired	(828,532)	$3.08	—	—

Options Outstanding, July 31, 2007	6,655,920	$3.62	8.01	$32,218
Options Exercisable, July 31, 2007	3,919,071	$3.13	7.29	$21,033

The following table reflects stock option activity under the Company’s stock-based equity incentive plans for the fiscal year ended July 31, 2006.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Options outstanding, beginning of year	6,086,655	$3.26	—	—
Granted	2,185,825	$1.93	—	—
Exercised	(471,342)	$2.38	—	$859
Forfeited or Expired	(1,210,345)	$3.62	—	—

Options Outstanding, July 31, 2006	6,590,793	$2.82	8.36	$9,608
Options Exercisable, July 31, 2006	3,464,160	$3.33	7.81	$4,002

The total remaining unrecognized compensation cost related to nonvested awards was $6.5 million at July 31, 2007. The weighted average period over which the cost is expected to be recognized is 2.76 years.

(n)	Historical and Unaudited Pro Forma Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the year, using the “if-converted” method for convertible preferred stock and notes and the treasury stock method for warrants and options, unless such amounts are anti-dilutive.

For fiscal years ended July 31, 2007, 2006 and 2005, net loss per basic and diluted common share is based on weighted average common shares and excludes any common stock equivalents, as they are anti-dilutive due to the reported losses. There were 3,412,249, 2,050,240, and 406,346 dilutive shares related to warrants, employee stock options and unissued shares related to the Avasta settlement that were excluded from the calculation of weighted average common shares as they are anti-dilutive for fiscal years 2007, 2006 and 2005, respectively.

(o)	Segment Reporting

We currently operate in one reportable segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.

In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company applied the interpretative guidance of SAB 108 for its fiscal year ended July 31, 2007. The adoption of SAB 108 did not have a material impact to our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 in the third quarter of fiscal year 2007 and determined that the amount of these taxes are not significant to our consolidated revenues and have, therefore, not disclosed them.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of fiscal years beginning after September 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our consolidated financial position or results of operations.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Foreign Currency

The functional currencies of our international subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ equity (deficit) (“Accumulated other comprehensive income”).

(r)	Reclassifications

Certain fiscal year 2005 and 2006 amounts have been reclassified to conform to the fiscal year 2007 financial statement presentation.

(4)	Impairment of Long-Lived Assets

During the fiscal year ended July 31, 2007, the Company recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sub-lease assumptions related to a lease impairment recorded in a prior reporting period. In the Company’s fourth quarter of fiscal year 2007, we recorded an impairment charge related to our Syracuse, NY facility reflecting abandoned space in that facility. The charge totaled $0.06 million. The net impairment recovery of $0.2 million is reported in our consolidated statement of operations for the fiscal year ending July 31, 2007 as a component of operating expenses (see Note 13).

During the fiscal year ended July 31, 2006, the Company recorded approximately $1.4 million of net lease impairment charges. The charges resulted primarily from an adjustment to a lease modification for our impaired Chicago, IL facility and revisions in assumptions associated with impaired facilities in Houston, TX, Syracuse, NY and San Jose, CA.

During the fiscal year ended July 31, 2005, the Company recorded approximately $0.8 million of impairment charges related to property and equipment, consisting primarily of unamortized leasehold improvements, at our facilities in Lexington, MA; Santa Clara, CA and Vienna, VA, which were abandoned. In addition, during the fiscal year ended July 31, 2005, the Company recorded an impairment charge of $1.1 million related to its investment in debt securities as discussed in Note 9. The impairment charges are included in “Impairment, restructuring and other, net” in the accompanying Consolidated Statements of Operations.

Impairment charges are recorded in the Consolidated Statements of Operations based upon the nature of the asset being impaired and the nature of the asset’s use. The impairments recorded as a separate component of cost of revenue related to assets that were either being utilized or had at some time been utilized to generate revenue. The determination was based upon how the assets had historically been expensed, either as lease expense or depreciation/amortization.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property and Equipment

Property and equipment consisted of the following:

	July 31,
	2007	2006
	(In thousands)

Office furniture and equipment	$3,416	$3,303
Computer equipment	53,393	45,075
Software licenses	12,868	11,216
Leasehold improvements	10,824	9,958

	80,501	69,552
Less: Accumulated depreciation and amortization	(64,660)	(54,638)

Property and equipment, net	$15,841	$14,914

The estimated useful lives of our property and equipment are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.

Property and equipment held under capital leases, which is classified primarily as computer equipment above, was as follows:

	July 31,
	2007	2006
	(In thousands)

Cost	$11,173	$8,505
Accumulated depreciation and amortization	(8,458)	(7,082)

	$2,715	$1,423

(6)	Intangible Assets

Intangible assets consist of customer lists resulting from acquisitions. The gross carrying amount and accumulated amortization of intangible assets consisted of the following :

	July 31,
	2007	2006
	(In thousands)

Gross carrying amount	$29,791	$29,791
Less: Accumulated amortization	(22,036)	(18,104)

Customer lists, net	$7,755	$11,687

During the fiscal year ended July 31, 2005, the Company wrote off approximately $1.2 million of gross carrying value and $0.3 million of related accumulated amortization, in connection with the MBS transaction.

Intangible asset amortization expense for the years ended July 31, 2007, 2006 and 2005 aggregated $3.9 million, $4.9 million and $5.6 million, respectively. Customer lists are amortized over estimated useful lives ranging from five to eight years.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)

2008	$3,044
2009	$1,868
2010	$1,005
2011	$988
2012	$850

(7)	Goodwill

The following table details the carrying amount of goodwill for the fiscal years ended July 31:

	2007	2006	2005
	(In thousands)

Goodwill as of August 1	$43,159	$43,159	$45,920
Goodwill acquired	—	—	—
Adjustments to purchase price allocation	—	—	(2,761)

Goodwill as of July 31	$43,159	$43,159	$43,159

During the fiscal year ended July 31, 2005, the changes in estimates used for fair value adjustments to assets acquired and liabilities assumed resulted primarily from $3.1 million in working capital adjustments associated with the June 2004 Surebridge asset purchase agreement (see Note 8), offset by $0.3 million of changes in estimates of the fair value of certain Surebridge assets and liabilities recorded during the initial purchase price allocation.

(8)	Acquisition

On June 10, 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., or Surebridge, a privately held provider of managed application services for mid-market companies (now known as Waythere, Inc.), in exchange for i) promissory notes in the aggregate principal amount of approximately $39.3 million, which were paid off in fiscal year 2006; ii) three million shares of our common stock; and iii) the assumption of certain liabilities of Surebridge at closing. The primary reasons for the acquisition included the addition of service offerings, specific contractual relationships with PeopleSoft and Microsoft, and an established contracted revenue base, as well as potential operating synergies. As the primary reasons for the acquisition were unrelated to the tangible net assets of Surebridge, the purchase price was significantly in excess of the fair value of the net assets acquired. The acquisition was accounted for under the purchase method of accounting. The final purchase accounting for this transaction was completed during the fiscal year ended July 31, 2005 and resulted in a reduction of approximately $3.1 million in the outstanding principal balance of the outstanding notes payable and a corresponding reduction in goodwill (see Note 7).

(9)	Investment in Debt Securities

In a privately negotiated transaction in October 2002 and in a series of open market transactions from certain other third-party holders, we acquired an aggregate principal amount of approximately $36.3 million face value, 10% convertible senior notes (Interliant Notes) due in 2006 of Interliant, Inc. (Interliant) for total consideration of approximately $2.0 million. Interliant was a provider of managed services, which filed a petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Southern District of New York (White Plains) on August 5, 2002, and we made this investment with the intention of participating in the reorganization/sale of Interliant.

On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of Interliant’s assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the assets acquired and we reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring during the fiscal year ended July 31, 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million. This amount was fully collected during the fiscal year ended July 31, 2007.

(10)	Accrued Expenses

Accrued expenses consist of the following:

	July 31,
	2007	2006
	(In thousands)

Accrued payroll, benefits and commissions	$6,311	$4,331
Accrued legal	220	412
Accrued accounts payable	3,633	2,905
Accrued contract termination fees	—	634
Accrued sales/use, property and miscellaneous taxes	889	1,070
Accrued other	1,880	2,107

	$12,933	$11,459

(11)	Debt

Debt consists of the following:

	July 31,	July 31,
	2007	2006
	(In thousands)

The Term Loan, net	$90,000	$61,345
Notes payable to the AppliedTheory Estate	6,000	6,000
Notes payable to the Atlantic Investors	—	3,000
Notes payable to landlord	—	319
Other notes payable	163	129

Total	96,163	70,793
Less current portion	7,063	8,115

Long-term debt	$89,100	$62,678

(a)	Senior Secured Credit Facility

In June 2007, the Company entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six year single draw term loan (the “Term Loan”) totaling $90.0 million and a five year $10.0 million revolving credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under the Silver Point Debt (see below), to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data center expansion (restricted cash totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by the Company and all of its subsidiaries.

Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of the Company’s fiscal

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters. In April 2013, the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition amounts outstanding under the Credit Agreement are subject to mandatory pre-payment in certain cases including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory pre-payment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, the Company is entitled to retain the first $20.0 million raised and must prepay amounts owed under the Credit Agreement with 50% of the proceeds from an equity offering that exceed $20.0 million.

Amounts outstanding under the Credit Agreement bear interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest rate arrangements to minimize exposure to interest rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan (see Note 12).

The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed charge coverage ratio, a maximum total leverage ratio and an annual capital expenditure limitation. At July 31, 2007 we had exceeded the maximum allowable annual capital expenditures under the terms of the Credit Agreement for the fiscal year ended July 31, 2007. In September 2007, in connection with the Amended Credit Agreement (see Note 18) we received an increase in the maximum allowable annual capital expenditures for the fiscal year ended July 31, 2007, which waived the violation as of July 31, 2007. Non-financial covenants include restrictions on our ability to pay dividends, make investments, sell assets, enter into merger or acquisition transactions, incur indebtedness or liens, enter into leasing transactions, alter our capital structure or issue equity, among others. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data center expansion in the United Kingdom.

Proceeds from the Term Loan were used to extinguish all of the Company’s outstanding debt with Silver Point. At the closing of the Credit Agreement, the Company had $75.5 million outstanding with Silver Point, which was paid in full. In addition, the Company incurred a $3.0 million pre-payment penalty which was paid with the proceeds of the Term Loan. This pre-payment penalty, together with the outstanding balance of the embedded derivative associated with the Silver Point Debt (see Note 12) and the unamortized value associated with warrants issued to Silver Point, totaling $8.6 million at the closing date, and $ 4.1 million of unamortized debt issuance costs resulted in a loss on debt extinguishment of $15.7 million, which is included in our Consolidated Statement of Operations for the fiscal year ending July 31, 2007. At the closing of the Credit Agreement, the Company’s revolving commitment with Atlantic (see below) was also terminated.

At July 31, 2007, $90.0 million was outstanding under the Term Loan. No balances were outstanding under the Revolver.

Subsequent to July 31, 2007, the Credit Agreement was amended (see Note 18).

Under the Company’s Credit Agreement it is required to deliver annual financial statements on Form 10-K within 95 days of its fiscal year end, or November 3, 2007 for the fiscal year ended July 31, 2007. On November 3, 2007, the Company had not yet filed its Form 10-K for the fiscal year ended July 31, 2007 and, as a result was in default under the terms of the Credit Agreement. On November 2, 2007, with the knowledge that the Company would not be able to deliver the required annual financial statements timely, the Company received a waiver of this default.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Term Loans and Revolving Credit Facilities

In April 2006, we entered into a senior secured term loan and senior secured revolving credit facility, (the “Silver Point Debt”) with Silver Point Finance LLC, (“Silver Point”). The term loan consisted of a five year single-draw term loan in the aggregate amount of $70 million. Proceeds under the term loan were used to repay certain maturing debt, to pay fees and expenses totaling approximately $4.9 million related to the closing of the credit facility and increase borrowing available for general corporate purposes. Borrowings under the term loan were guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we were required to make quarterly interest only payments to Silver Point. Commencing one year after the closing date of the loan, we were scheduled to begin making quarterly principal payments. The original maturity date of the Silver Point term Loan was April 11, 2011. Silver Point was entitled to prepayment of the outstanding balance under the term loan, if any, upon the occurrence of various events, including among others, if the Company sells assets and does not reinvest the proceeds in assets or receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing was not subject to the mandatory prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 12 ). The unpaid amount of the term loan and accrued interest thereon as well as all other obligations related to the Silver Point Debt would become due and payable immediately upon the occurrence and continuation of any event of default. Under the term loan agreement, we complied with various financial and non-financial covenants. The financial covenants included among others, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum consolidated EBITDA and maximum annual capital expenditure limitation. The primary non-financial covenants restricted our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter our capital structure and sell stock.

Amounts outstanding under the Silver Point term loan bore interest at either a) 7% per annum plus, the greater of i) Prime Rate, and ii) the Federal Funds Effective Rate plus 3%, or b) 8% plus LIBOR. To the extent interest payable on the Term Loan a) exceeded the LIBOR rate plus 5% in year one or b) exceeded the LIBOR Rate plus 7% for the years thereafter, such amounts exceeding the threshold would have been capitalized and added to the outstanding principal amount of the Term Loan and bore interest. Outstanding amounts under the Silver Point revolving credit facility bore interest at either: a) 7% per annum plus, the greater of i) Prime Rate, and ii) the Federal Funds Effective Rate plus 3%, or b) 8% plus LIBOR. Interest was payable in arrears on the last day of the month for non-LIBOR rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR rate loans. In connection with the Silver Point borrowings, we were required to maintain interest rate arrangements to minimize exposure to interest rate fluctuations on an aggregate notional principal amount of a portion of the Loan (see Note 12).

In connection with the Silver Point borrowing, the Company issued two warrants to purchase an aggregate amount of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants were not exercisable until after 90 days following the closing date of the Silver Point borrowings and will expire on April 11, 2016. The warrants were valued using the Black-Scholes option-pricing model and were recorded in our Consolidated Balance Sheet as a discount to the loan amount of $9.1 million at inception and were being amortized into interest expense over the five-year term of the Credit Facility.

In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “Amendment”) with Silver Point. Under the Amendment, Silver Point provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the original terms of the Silver Point debt. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.

In February, 2007, in connection with the Amendment, the Company issued warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share. The warrants were

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair valued using the Black-Scholes option-pricing model and were recorded in our Consolidated Balance Sheet at inception as a discount to the loan amount of $2.2 million and were being amortized into interest expense over the five-year term of the credit facility.

The Silver Point Debt was paid in full in June 2007, as discussed in Note 11(a) above.

(c)	Note Payable to Atlantic Investors, LLC

In January 2003, we entered into a $10.0 million Loan and Security Agreement (“Atlantic Loan”) with Atlantic Investors, LLC (“Atlantic”), a related party. The Atlantic Loan bore interest rate at 8% per annum. In April 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in connection with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic. Under the Atlantic amendment and related transaction documents, Atlantic agreed to i) reduce the availability of the Atlantic Loan to the amount outstanding as of April 2006 of $3.0 million and approximately $0.7 million of accrued interest; ii) agreed that this indebtedness shall become an unsecured obligation of the Company; iii) agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point; and iv) agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Debt have been paid in full.

The principal and accrued interest of the Atlantic Loan from time to time became convertible into shares of the Company’s common stock at $2.81 per share (the market price of our stock on April 11, 2006), 90 days following April 11, 2006.

In January 2007, Atlantic converted all of the remaining principal and accrued interest of $3,863,610 into 1,374,950 shares of the Company’s common stock.

(d)	Revolving Credit Facility with Atlantic Investors, LLC

On April 11, 2006, we entered into an unsecured subordinated Revolving Credit Agreement with Atlantic Investors LLC, in connection with and as a condition precedent to the Silver Point Debt, whereby the Company established a subordinated revolving credit facility with Atlantic (the “Atlantic Facility”) in the amount not to exceed $5 million. Credit advances under the Atlantic Facility bore interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, or (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus LIBOR. Interest was, at the Company’s option, to be paid in cash or promissory notes. All outstanding amounts under the Atlantic Facility shall be paid in full by the Company no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Silver Point Debt have been paid in full.

The Atlantic Facility was terminated in connection with the Company’s debt refinancing in June 2007 (see Note 11(a) above).

(e)	Notes Payable to the AppliedTheory Estate

As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (“Estate Liability”) due to the AppliedTheory Estate in June 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. At July 31, 2007, we had approximately $0.5 million in accrued interest related to these notes. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The Company maintains approximately $5.0 million in an escrow account in accordance with the settlement agreement. The settlement agreement is currently awaiting approval by the bankruptcy court.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Notes Payable to Landlord

As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable (“Landlord Note”). The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman location in order to facilitate the leasing of a portion of the facility (“First Lease Amendment”), as well as common area maintenance and property taxes associated with the space. The Landlord Note bore interest at an annual rate of 11% and required 36 equal monthly payments of principal and interest. The final payment was due and paid in November 2006.

In addition, during fiscal year 2004, we paid $120,000 and we entered into a separate $150,000 note (“Second Landlord Note”) with the landlord for additional leasehold improvements to facilitate a subleasing transaction involving a specific section of the 400 Minuteman Road location. The Second Landlord Note bore interest at an annual rate of 11% and required 36 equal monthly payments of principal and interest. The final payment was due and paid on March 1, 2007.

(12)	Derivative Instruments

In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the Company’s outstanding long-term debt at that time. The Company paid approximately $320,000 to lock in a maximum LIBOR interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. As of July 31, 2007, the fair value of the interest rate cap was approximately $0.1 million which is included in Other assets in the Company’s Consolidated Balance Sheet. The change in fair value during fiscal year 2007 of approximately $0.1 million was charged to Other income/(expense), net during the fiscal year ended July 31, 2007.

The pre-payment penalty related to our Silver Point Debt was determined to be an embedded derivative at the time that financing was completed and as such, was separately valued from the underlying term loan. The Company calculated the fair value of the embedded derivative to be approximately $0.9 million, which was recorded in the Consolidated Balance Sheet as a discount to the underlying debt with an offsetting amount included in “Other long-term liabilities”. Amortization of the discount to the debt, calculated on a straight-line basis, has been recorded in interest expense and reduced the discount to the Silver Point Debt over the term that the Silver Point Debt was outstanding. Changes in the fair value of the embedded derivative were recorded as an adjustment to interest expense. Upon execution of the Credit Agreement (see Note 11 (a)), the unamortized discount to the debt and the fair value of the embedded derivative were written off and included in Loss on Debt Extinguishment in the Consolidated Statement of Operations for the fiscal year ended July 31, 2007.

(13)	Commitments and Contingencies

(a)	Leases

Abandoned Leased Facilities.  During fiscal year 2003, we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, MA leased location. We continue to maintain and operate our Data Center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under the terms of a sublease over the remainder of the initial lease term, which is January 2012. During fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable, which was paid in full as of July 31, 2007 (see Note 11(f)).

NAVISITE, INC.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded $0.2 million of net lease impairment recoveries during fiscal year 2007, resulting from an adjustment to a lease modification for our Chicago facility and revisions in assumptions associated with other impaired facilities, offset by a $0.06 million impairment charge to operating expenses , resulting from the abandonment of certain space in our Syracuse, NY facility.

All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other, net” in the accompanying Consolidated Statements of Operations.

Details of activity in the lease exit accrual for the year ended July 31, 2007 were as follows (in thousands):

			Purchase
			Accounting	Payments, Less
Lease Abandonment	Balance at		and Other	Accretion of	Balance at
Costs for:	July 31, 2006	Expense	Adjustments	Interest	July 31, 2007

Andover, MA	$587	$—	$—	$(181)	$406
Chicago, IL	786	(249)	—	(128)	409
Houston, TX	880	—	—	(399)	481
Syracuse, NY	418	56	—	(308)	166
Syracuse, NY	75	—	—	(29)	46
San Jose, CA	211	(38)	—	(173)	—
Atlanta, GA	31	—	(18)	(13)	—

	$2,988	$(231)	$(18)	$(1,231)	$1,508

Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2007:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
			(In thousands)

Short/Long-term debt	$96,163	$7,063	$900	$900	$900	$900	$85,500
Interest on debt (d)	46,798	8,680	7,964	7,883	7,803	7,722	6,746
Capital leases	3,229	2,083	826	238	51	31	—
Bandwidth commitments	2,432	1,712	461	259	—	—	—
Property leases (e)(f)	62,541	10,179	8,876	6,404	4,901	5,034	27,147

	$211,163	$29,717	$19,027	$15,684	$13,655	$13,687	$119,393

(d)	Interest on debt assumes Libor is fixed at 5.36%.

(e)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(f)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

Total rent expense for property leases was $11.0 million, $9.8 million and $10.2 million for fiscal years ended July 31, 2007, 2006 and 2005, respectively.

With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2007, restricted cash of approximately $0.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

(b)	Legal Matters

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation.

On June 30, 2003, our Board of Directors considered and authorized us to negotiate a settlement of the Class Action Litigation substantially consistent with a memorandum of understanding negotiated among plaintiffs, the issuers and the insurers for such issuers. Among other contingencies, the settlement ultimately negotiated was subject to approval by the Court. On February 15, 2005, the Court preliminarily approved the terms of the settlement, provided that the plaintiffs and defendants agreed to, which they did, a modification to the bar order to be entered. On August 31, 2005, the Court entered a further preliminary approval Order. The Court subsequently held a Fed. R. Civ. P. 23 fairness hearing on April 24, 2006, and the matter was taken under advisement. On June 28, 2007, in consideration of the Second Circuit class certification ruling and the renewed certification motion discussed below, the Court entered an Order terminating the settlement.

On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Responsive briefs are to be submitted by December 21, 2007, and reply briefs by February 15, 2008. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints.

We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

(14)	Income Taxes

Total income tax expense (benefit) for the years ending July 31, 2007, July 31, 2006, and July 31, 2005, consisted of the following:

	July 31, 2007			July 31, 2006				July 31, 2005
	Current	Deferred	Total	Current		Deferred	Total	Current	Deferred	Total
	(In thousands)

Federal	$—	$868	$868		$—	$868	$868	$—	991	991
Foreign	—	—	—		—	—	—	—	—	—
State	—	305	305		—	305	305	—	347	347

	$—	$1,173	$1,173	$		$1,173	$1,173	$—	$1,338	1,338

The actual tax expense for the years ending July 31, 2007, July 31, 2006, and July 31, 2005, differs from the expected tax expense for the three years as follows:

	July 31,	July 31,	July 31,
	2007	2006	2005
	(In thousands)

Computed “expected” tax expense (benefit)	$(8,411)	$(4,338)	$(5,014)
State taxes, net of federal income tax benefit	201	201	229
Losses not benefited	9,383	5,310	6,123

Total	$1,173	$1,173	$1,338

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31,	July 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Accruals and reserves	$8,604	$7,745
Loss carryforwards	53,186	44,732
Depreciation and amortization	23,491	24,327

Total deferred tax assets	$85,281	$76,804
Less: Valuation allowance	(85,281)	(76,804)

Deferred tax liabilities:
Amortization of tax goodwill	$(3,685)	$(2,512)

Net deferred assets/(liabilities)	$(3,685)	$(2,512)

The valuation allowance increased by $8.5 million and $5.0 million for the years ended July 31, 2007 and 2006, respectively. Reported tax benefits related to approximately $0.3 million of the valuation allowance at July 31, 2007 will be recorded as an increase to paid-in capital, if realized, as it is relates to tax benefits from stock-based compensation.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $134.7 million after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation for the ownership change that occurred on September 11, 2002. The federal net operating loss carryforwards will expire from fiscal year 2013 to fiscal year 2027 and the state net operating loss carryforwards will expire from fiscal year 2010 to fiscal year 2027. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the Internal Revenue Code. The company also has foreign net operating loss carryforwards of $2.6 million that may be carried forward indefinitely.

As of July 31, 2007, the Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $0.6 million for its non-U.S. subsidiaries since these earnings are to be reinvested indefinitely. It is not practicable to determine the taxes on such undistributed earnings.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Stockholders’ Equity

Issuance of Common Stock

During 2003, we had an insufficient number of stock options remaining within our existing shareholder approved stock option plans for grants to our independent Board of Directors and members of management. At our 2003 annual meeting of stockholders, held in December 2003, our stockholders approved our Amended and Restated 2003 Stock Incentive Plan and we granted stock options to members of our independent Board of Directors and certain members of management at that time. These stock options were granted to the independent members of our Board of Directors and management at strike prices similar to the period that the stock options would have been granted had sufficient shareholder approved stock options been available for grant at that time. Because the strike price of these stock options represented a discount from the market value of our stock on the date of grant, we recorded approximately $2.0 million of deferred compensation expense, which was amortized as compensation expense over the vesting period of the stock options. During the fiscal years ended July 31, 2004 and July 31, 2005, the Company reported compensation expense of approximately $0.5 million and $0.8 million respectively for these options. During the year ended July 31, 2005, approximately $0.1 million of deferred compensation was written off against additional paid-in-capital due to the termination of a member of the management team. The remaining unamortized compensation expense of approximately $0.6 million recorded initially as deferred compensation at July 31, 2005 was reclassified into additional paid in capital in August 2005 upon adoption of SFAS 123R (see Note 1).

In connection with a financing arrangement in January 2004, we issued a warrant to a bank for the purchase of 50,000 shares of common stock at an exercise price of $5.75 per share. The warrants were valued at approximately $0.2 million using the Black-Scholes option-pricing model. The value of the warrant was amortized into interest expense over the term of the financing arrangement which expired and was repaid in April 2006. The warrant became exercisable at any time on or after September 1, 2004. Pursuant to the terms of a Registration Rights Agreement, dated January 2004, we also granted certain registration rights to this bank with respect to the shares of common stock issuable upon exercise of the warrant. As of July 31, 2007, the warrants had not been exercised.

On October 14, 2003, we received a letter purportedly on behalf of the former stockholders of Avasta, Inc. (“Avasta”) relating to the issuance of additional shares of common stock pursuant to the earnout calculations of the Agreement and Plan of Merger and Reorganization dated as of January 29, 2003 among Avasta Acquisition Corp., Avasta and NaviSite. On February 4, 2005, we entered into a settlement agreement in connection with the Avasta earnout calculation. Pursuant to the terms of the settlement, we agreed to issue an aggregate of 521,880 shares of common stock to the former Avasta shareholders and to the attorneys representing the former Avasta shareholders. Accordingly, with respect to the 521,880 shares, the Company recorded a $1.4 million charge during the fiscal year ended July 31, 2004 and recorded a $0.1 million credit during the fiscal year ended July 31, 2005, when final settlement was reached.

In February 2005, we issued 6,750 shares of restricted stock to be held in escrow to former company employees in connection with the sale of the Clearblue Technologies’ Las Vegas data center to a third party. In July 2005 a participant ceased employment with this third party and forfeited 500 shares of common stock. During the fiscal year ended July 31, 2005 the Company recorded approximately $6,000 in compensation expense associated with the issuance of restricted stock. In February 2006 the 6,250 shares became fully vested and the restriction was removed. During the fiscal year ended July 31, 2006 the Company recorded approximately $4,000 in compensation expense associated with this restricted stock.

In April 2006, we entered into a senior secured term loan and senior secured revolving credit facility with Silver Point to repay certain maturing debt and increase borrowing available for corporate purposes. In connection with this facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. The warrants will expire in April 2016. The warrants were valued using the Black-Scholes option pricing model and were recorded in our Consolidated Balance Sheet as a

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount to the loan amount, based on a determined fair value of $9.1 million. In February 2007, in connection with the Supplemental Term Loan, we issued warrants to purchase an aggregate of 415,203 shares of common stock of the Company at an exercise price of $0.01 per share. The warrants will expire in February 2017. The warrants were valued using the Black-Scholes option pricing model and were recorded in our Consolidated Balance Sheet as a discount to the loan amount, based on a determined fair value of $2.2 million. At July 31, 2007, Silver Point had exercised 1,730,505 warrants to purchase shares of common stock of the Company and 2,199,631 warrants remained outstanding.

The value of all warrants were being amortized into interest expense, using the effective interest method over the five year term of the credit facility. For the years ended July 31, 2007 and 2006, respectively, we amortized $1.9 million and $0.6 million into interest expense associated with these warrants.

In June 2007, the remaining unamortized value of the warrants was charged to income in connection with the Company’s execution of the Credit Agreement and was included in Loss on Debt Extinguishment in our Consolidated Statement of Operations for the fiscal year ended July 31, 2007 (see Note 11(a)).

In January 2007, Atlantic converted all of the remaining principal and accrued interest of $3,863,610 on the Atlantic Loan into 1,374,950 shares of the Company’s common stock (see Note 11(c)).

(16)	Stock Option Plans

(a)	NaviSite 1998 Equity Incentive Plan

In December 1998, NaviSite’s Board of Directors and Stockholders approved the 1998 Equity Incentive Plan, as amended (the “1998 Plan”). The 1998 Plan replaced NaviSite Internet Services Corporation’s 1997 Equity Incentive Plan (the “1997 Plan”). All options outstanding under the 1997 Plan were cancelled and replaced with an equivalent amount of options issued in accordance with the 1998 Plan. Under the original 1998 Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s or its affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 333,333 shares. In August 1999, the Board of Directors approved an increase in the number of shares authorized under the 1998 Plan to 741,628. In December 2000, the Board of Directors approved an additional increase in the number of shares authorized under the 1998 Plan to 1,000,000 shares. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase Common Stock under the 1998 Plan to certain persons. Options are granted at fair market value. The majority of the outstanding options under the 1998 Plan have a ten year maximum term and vested over a 1 year period, with 50% vesting on date of grant and the remaining 50% vesting monthly over the next twelve months . On December 9, 2003, the NaviSite stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the 1998 Plan.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2007, 2006 and 2005 respectively:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	134,998	$2.69	201,158	$5.76	232,053	$52.59
Granted	—	$—	—	—	—	$—
Exercised	(13,670)	$3.83	(8,167)	3.80	—	$—
Cancelled	(1,262)	$3.88	(57,993)	$13.17	(30,895)	$357.49

Options outstanding, end of year	120,066	$2.55	134,998	$2.69	201,158	$5.76

Options exercisable, end of year	120,066	$2.55	134,919	$2.69	200,720	$5.76

Options available for grant, end of year	—		—		—

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$ 0.01 - 2.55	120,000	5.94	$2.55	120,000	$2.55
2.56 - 3.30	66	0.07	$3.30	66	$3.30

	120,066			120,066

(b)	1999 Employee Stock Purchase Plan

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

In November 2000, NaviSite’s Board of Directors approved the 2000 Stock Option Plan (the “Plan”). Under the Plan, nonqualified stock options or incentive stock options were granted to NaviSite’s employees, other than those who are also officers or directors, and our consultants and advisors, as defined, up to a maximum number of shares of Common Stock not to exceed 66,666 shares. The Board of Directors administered this plan, selects the individuals who are eligible to be granted options under the Plan and determines the number of shares and exercise price of each option. Options granted under the Plan have a five-year maximum term and typically vest over a one-year period. On December 9, 2003, the NaviSite Stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the Plan.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock option activity under the Plan for the years ended July 31, 2007, 2006 and 2005, respectively:

	2007		2006		2005
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Exercise	of	Exercise	of	Exercise	of
	Price	Shares	Price	Shares	Price	Shares

Options outstanding, beginning of year			$128.44	2,562	$128.44	3,708
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	—	128.44	(2,562)	128.44	(1,146)

Options outstanding, end of year	—	—	—	—	—	2,562

Options exercisable, end of year	—	—	—	—	—	2,562

Options available for grant, end of year	—	—		—		—

(d)	NaviSite 2003 Stock Incentive Plan

On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was approved by the NaviSite Stockholders on December 9, 2003. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors of NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). The Board of Directors authorized 2,600,000 shares of Common Stock for issuance under the 2003 Plan. On November 11, 2003, the 2003 Plan was amended to increase the number of available shares from 2,600,000 to 3,800,000. On May 6, 2004, the Board of Directors authorized an additional 3,000,000 shares of Common Stock for issuance under the 2003 Plan, subject to stockholder approval which was deemed effective on February 20, 2005. On January 27, 2006, the Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares from 6,800,000 to 11,800,000 shares. This was deemed effective on February 23, 2006. On July 31, 2007 there were 11,800,000 shares authorized under the 2003 Plan.

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

As of July 31, 2007, stock options to purchase 6,533,189 shares of common stock at an average exercise price of $3.59 per share were outstanding under the 2003 Plan. For the Company’s employees, the options are exercisable as to 25% of the original number of shares on the six month (180th day) anniversary of the option holder’s grant date and thereafter in equal amounts monthly over the three year period commencing on the six month anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2007, 2006 and 2005, respectively:

	2007		2006		2005
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise	Number of	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares	Price	Shares

Options outstanding, beginning of year	$2.77	6,453,130	$3.06	5,880,270	$3.85	3,492,287
Granted	$5.19	2,335,210	$1.93	2,185,825	$2.70	4,898,275
Exercised	$2.80	(1,427,881)	$2.35	(463,175)	$2.55	(34,831)
Cancelled	$3.08	(827,270)	$2.86	(1,149,790)	$3.47	(2,475,461)

Options outstanding, end of year	$3.59	6,533,189	$2.77	6,453,130	$3.06	5,880,270

Options exercisable, end of year	$3.05	3,796,340	$3.25	3,326,576	$3.68	2,379,088

Options available for grant, end of year		3,192,845		4,700,785		736,820

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.01 - 1.45	656,488	8.37	$1.38	476,986	$1.39
1.46 - 1.55	196,689	8.42	$1.50	156,436	$1.49
1.56 - 1.58	985,418	7.69	$1.58	714,068	$1.58
1.59 - 2.55	1,184,247	6.92	$2.25	942,380	$2.34
2.56 - 4.00	892,336	8.91	$3.73	296,113	$3.63
4.01 - 5.28	561,361	8.01	$4.43	352,296	$4.45
5.29 - 5.41	800,000	6.50	$5.41	800,000	$5.41
5.42 - 6.37	700,000	9.52	$5.74	29,374	$5.80
6.38 - 8.60	540,650	9.61	$6.87	28,687	$7.91
8.61 - 8.80	16,000	9.98	$8.80	—

	6,533,189			3,796,340

(e)	Other Stock Option Grants

At July 31, 2007, we had 2,665 outstanding stock options issued outside of existing plans to certain directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years.

(17)	Related Party Transactions

Beginning April 1, 2004, we entered into an outsourcing agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. During

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal years ended July 31, 2007, 2006 and 2005, the Company charged ClearBlue approximately $243,000, $137,000 and $132,000, respectively, under this agreement, which has been included in “Revenue, related parties” in the Consolidated Statements of Operations.

In fiscal years 2007 and 2006, we performed professional services and hosting services for a company whose Chief Executive Officer is related to our Chief Executive Officer. For the fiscal years ending July 31, 2007 and 2006, revenue generated from this company was approximately $80,000 and $51,000, respectively and is included in “Revenue, related parties” in the Consolidated Statements of Operations.

In fiscal year 2006, we performed professional services and hosting services for a company whose Managing Director is a member of our Board of Directors. In fiscal year 2006, revenue generated from this company was approximately $55,000 and is included in “Revenue, related parties” in the Consolidated Statements of Operations.

(18)	Subsequent Events (Unaudited)

In August 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc., a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for $8.7 million in cash. The historical operating results of Jupiter Hosting, Inc. are not considered significant.

In August 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza LLC and Hosting Ventures LLC, for $6.8 million in cash, which amount is subject to settlement based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza LLC and Hosting Ventures LLC collectively are providers of dedicated and shared managed hosting services. The historical operating results of Alabanza LLC and Hosting Ventures LLC are not considered significant.

In September 2007, the Company acquired the outstanding capital stock of netASPx, Inc., an application management service provider, for total consideration of $40.5 million. The consideration consisted of a payment of $15.5 million in cash — which was subject to adjustment based on netASPx, Inc.’s cash at the closing date, and the issuance of 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), valued at $25.0 million (see below). In connection with the transaction, the Company entered into an escrow arrangement whereby 393,750 shares of the Series A Preferred were placed in escrow through June 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the seller. The initial escrow is included as a component of the total consideration of $40.5 million. Should the Company receive any amount of shares in exchange for any settlement of the escrow amount resulting from disputes with the seller, this amount will be recorded as an adjustment to the purchase price.

In September 2007, in connection with the acquisition of netASPx, Inc., the Company issued 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred accrues payment-in-kind (“PIK”) dividends at 8% per annum, and increasing to 10% per annum in September 2008 and 12% per annum in March 2009. The Series A Preferred is convertible into common shares of the Company, at the option of the holder, at any time after 18 months from date of issuance at $8.00 per share. The Series A Preferred carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to limitations to ensure the Company’s compliance with the NASDAQ Marketplace rules. The Series A Preferred is redeemable by the Company at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon and carries one vote for each share that such share of common stock that it is convertible into at the time.

In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.1 million of cash originally borrowed under the Credit Agreement for data center expansion to partially fund the acquisition of Jupiter Hosting, Inc. and Alabanza LLC and Hosting Ventures LLC (see above) and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured,

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require no amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.

In September 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”), refinancing its existing debt under its Credit Agreement (see Note 11). The Amended Credit Agreement provided the Company with an incremental $20.0 million in term loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. The Company expects to record a loss on debt extinguishment of approximately $1.5 million for the three months ended October 31, 2007 to reflect this extinguishment of the Credit Agreement, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

(19)	Selected Quarterly Financial Data (Unaudited)

Financial information for interim periods for the fiscal years ending July 31, 2007, 2006 and 2005 was as follows:

	Fiscal Year Ended July 31, 2007
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$28,540	$30,197	$32,748	$34,697
Gross profit	9,297	9,651	10,834	11,204
Net loss	(2,643)	(3,816)	(2,359)	(17,092)
Net loss per common share (a)	$(0.09)	$(0.13)	$(0.08)	$(0.85)

	Fiscal Year Ended July 31, 2006
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$25,440	$26,305	$27,923	$29,419
Gross profit	7,763	7,612	8,798	9,850
Net loss	(3,470)	(3,968)	(3,448)	(3,045)
Net loss per common share (a)	$(0.12)	$(0.14)	$(0.12)	$(0.11)

	Fiscal Year Ended July 31, 2005
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$28,894	$28,381	$26,796	$25,792
Gross profit	6,074	7,713	7,534	7,932
Net loss	(6,576)	(4,632)	(3,033)	(1,843)
Net loss per common share (a)	$(0.24)	$(0.17)	$(0.11)	$(0.06)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

Under date of November 7, 2007, we reported on the consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 2007, which are contained in the July 31, 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2, the Company has restated the accompanying consolidated statement of cash flows for the year ended July 31, 2006.

/s/ KPMG LLP
Boston, Massachusetts
November 7, 2007

NAVISITE, INC.
FINANCIAL STATEMENT SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2007, 2006, and 2005
	Balance at	Additions		Deductions	Balance at
	Beginning	Charged to		from	End of
	of Year	Expense	Other	Reserve	Year
	(In thousands)

Year ended July 31, 2005:
Allowance for doubtful accounts	$2,498	$2,288	$—	$(1,899)	$2,887
Year ended July 31, 2006:
Allowance for doubtful accounts	$2,887	$51	$—	$(994)	$1,944
Year ended July 31, 2007:
Allowance for doubtful accounts	$1,944	$36	$—	$(1,199)	$781