Form 10-Q
period 2007-10-31
NAVISITE INC
filed 2007-12-17
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐                      Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of December 11, 2007, there were 35,216,344 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	October 31,	July 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,479	$11,701
Accounts receivable, less allowance for doubtful accounts of $853 and $781at October 31, 2007 and July 31, 2007, respectively	17,466	15,051
Unbilled accounts receivable	1,025	920
Prepaid expenses and other current assets	10,054	15,975

Total current assets	34,024	43,647
Property and equipment, net	23,165	15,841
Intangible assets	37,359	7,755
Goodwill	69,554	43,159
Other assets	3,951	4,158
Restricted cash	1,692	1,684

Total assets	$169,745	$116,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	$1,824	$1,063
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	2,328	1,829
Accounts payable	4,351	3,913
Accrued expenses and other current liabilities	17,031	15,494
Deferred revenue, deferred other income and customer deposits	6,192	4,737

Total current liabilities	37,726	33,036
Capital lease obligations, less current portion	1,946	1,030
Accrued lease abandonment costs, less current portion	869	645
Deferred tax liability	4,098	3,685
Other long-term liabilities	7,033	2,612
Note payable, less current portion	108,675	89,100

Total liabilities	160,347	130,108

Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,125 at October 31, 2007 and no shares at July 31, 2007	25,257	—

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 34,701 at October 31, 2007 and 33,506 at July 31, 2007	347	335
Accumulated other comprehensive income	467	381
Additional paid-in capital	483,476	481,199
Accumulated deficit	(500,149)	(495,779)

Total stockholders’ equity (deficit)	(15,859)	(13,864)

Total liabilities and stockholders’ equity (deficit)	$169,745	$116,244

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	October 31,	October 31,
	2007	2006
Revenue	$36,032	$28,446
Revenue, related parties	75	94

Total revenue	36,107	28,540

Cost of revenue, excluding depreciation and amortization	20,858	16,145

Depreciation and amortization	4,187	3,098

Cost of revenue	25,045	19,243

Gross profit	11,062	9,297

Operating expenses:
Selling and marketing	5,164	3,633
General and administrative	5,622	5,297
Impairment, restructuring and other, net	—	(287)

Total operating expenses	10,786	8,643

Income from operations	276	654

Other income (expense):
Interest income	114	42
Interest expense	(2,657)	(3,238)
Loss on debt extinguishment	(1,651)	—
Other income (expense), net	275	192

Loss from continuing operations before income taxes and discontinued operations	(3,643)	(2,350)

Income taxes	(413)	(293)

Loss from continuing operations before discontinued operations	(4,056)	(2,643)

Discontinued operations, net of income taxes	(314)	—

Net loss	(4,370)	(2,643)

Accretion of preferred stock dividends	(384)	—

Net loss attributable to common stockholders	$(4,754)	$(2,643)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations available to common stockholders	$(0.13)	$(0.09)

Loss from discontinued operations, net of income taxes	(0.01)	—

Net loss attributable to common stockholders	$(0.14)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	33,917	29,039

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2007	2006
Cash flows from operating activities of continuing operations:
Net loss	$(4,370)	$(2,643)
Loss from discontinued operations	314	—

Loss from continuing operations before discontinued operations	(4,056)	(2,643)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	4,415	3,404
Mark to market for interest rate cap	70	108
Costs (recoveries) associated with abandoned leases	—	(287)
Amortization of warrants	—	508
Stock based compensation	1,237	829
Provision for bad debts	92	(35)
Deferred income tax expense	413	293
Loss on debt extinguishment	1,651	—
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	1,687	(426)
Unbilled accounts receivable	(79)	(212)
Due from related party	—	(30)
Prepaid expenses and other current assets, net	(1,383)	(915)
Long term assets	(10)	314
Accounts payable	(363)	(18)
Long-term liabilities	(202)	775
Accrued expenses, other current liabilities, deferred revenue, deferred other income and customer deposits	(3,359)	(2,078)

Net cash provided by (used for) operating activities of continuing operations	113	(413)

Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(2,853)	(1,420)
Cash used for acquisitions, net of cash acquired	(31,277)	—
Releases of (transfers to) restricted cash	8,708	—

Net cash used for investing activities of continuing operations	(25,422)	(1,420)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	1,202	245
Proceeds from exercise of warrants	8	—
Borrowings on notes payable	22,801	646
Repayment of notes payable	(2,465)	(308)
Debt issuance costs	(1,072)	—
Payments on capital lease obligations	(1,073)	(580)

Net cash provided by financing activities of continuing operations	19,401	3

Cash used for operating activities of discontinued operations	(314)	—

Net increase (decrease) in cash and cash equivalents	(6,222)	(1,830)
Cash and cash equivalents, beginning of period	11,701	3,360

Cash and cash equivalents, end of period	$5,479	$1,530

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,415	$2,086
Equipment purchased under capital leases	$1,242	$505
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At October 31, 2007, NaviSite had 16 state-of-the-art data centers and 9 major office locations across the U.S., U.K. and India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
   (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 9, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2008.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
   (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets, the collectability of receivables and the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the deferred tax valuation allowance, certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.
   (c) Revenue Recognition
     Revenue consists of monthly fees for application management services, managed hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue and cost of revenue. Application management, managed hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to three years. Installation and up-front fees associated with application management, managed hosting solutions and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
by which the estimated service delivery costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represent revenue for services performed that have not yet been billed as of the balance sheet date. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.
   (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $6.7 million and $15.4 million as of October 31, 2007 and July 31, 2007, respectively, including $5.0 million and $13.7 million as of October 31, 2007 and July 31, 2007, respectively, that is classified as short-term in the Condensed Consolidated Balance Sheets and is included in “Prepaid expenses and other current assets”. Restricted cash at October 31, 2007 represents cash held in escrow related to our note payable to the AppliedTheory Estate (see Note 10(c)) and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
   (e) Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Assets acquired under capital leases in which title transfers to us at the end of the agreement or have a bargain purchase option are amortized over the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.
     Renewals and betterments, which materially extend the life of assets, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within “Other income (expense), net” in our Condensed Consolidated Statements of Operations.
   (f) Long-lived Assets, Goodwill and Other Intangibles
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
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
   (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements,

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
derivative instruments, preferred stock, accounts payable, and accrued expenses. As of October 31, 2007, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base.
   (h) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company reports accumulated other comprehensive income, primarily resulting from foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets.
   (i) Income Taxes
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
   (j) Stock Based Compensation
     Stock Options
     The Company maintains four stock incentive plans under which employees and outside directors have been granted nonqualified stock options to purchase the Company’s Common Stock. Only one plan, the NaviSite 2003 Stock Incentive Plan, as amended (“2003 Plan”), is currently available for new equity award grants. For the Company’s employees, options granted are generally exercisable as to 25% of the original number of shares on the sixth month (180th day) anniversary of the option holder’s grant date and, thereafter, in equal amounts monthly over the three year period commencing on the sixth month (180th day) anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.
     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company issued stock options for the purchase of approximately 1.1 million shares of common stock during the three months ended October 31, 2007 at a weighted average exercise price per share of $7.62. The weighted average fair value of these equity awards was $4.00 per share. During the three months ended October 31, 2006, the Company issued stock options for the purchase of approximately 0.2 million shares of common stock at a weighted average exercise price of $3.67 per share with a weighted average fair value of $2.62 per share.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

	Three Months Ended
	October 31, 2007	October 31, 2006
Expected life (years)	2.50	3.53
Expected volatility	85.56%	108.26%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	4.05%	4.63%

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Stock compensation expense related to stock options recognized in the condensed consolidated financial statements is as follows:

	Three Months Ended	Three Months Ended
	October 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Cost of revenue	$556	$241
Selling and marketing	$252	$88
General and administrative	$338	$500

Total	$1,146	$829

     Nonvested Shares
     During the three months ended October 31, 2007, the Company granted approximately 0.2 million nonvested shares of common stock to certain executives, under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. The non-vested shares carry restrictions which lapse as the employees provide service as to one third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the nonvested shares, the restrictions may lapse as to 100% of the shares if the Company achieves certain revenue and EBITDA targets for its 2008 fiscal year. The grant date fair value of the nonvested shares was determined based on the market price of the Company’s common stock on the date of grant.
     Compensation expense related to nonvested share is recognized ratably over the expected requisite service period related to the nonvested shares. During the three months ended October 31, 2007, approximately $90,000 of compensation expense was recognized in general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2007 related to these nonvested shares. For accounting purposes, the non-vested shares are excluded from our issued and outstanding share amounts presented in our condensed consolidated balance sheets.
     (k) Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. The Company utilizes the treasury stock method for options, warrants, and nonvested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months Ended	Three Months Ended
	October 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Common stock options	2,961,330	1,795,427
Common stock warrants	1,422,997	1,315,050
Nonvested stock	123,970	—
Series A Convertible Preferred Stock	3,159,722	—

Total	7,668,019	3,110,477

     (l) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.
     (m) Foreign Currency

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, cost of revenue and expenses. Translation gains and losses are recorded as a separate component of stockholders’ equity (deficit).
     (n) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to mitigate the risk of rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments are recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.
     (o) Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company adopted the provisions of FAS 159 effective August 1, 2007. The adoption of FAS 159 did not have a material impact to the Company’s consolidated financial position or its results of operations.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective August 1, 2007, see Note 13.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of fiscal years beginning after September 15, 2006. The Company adopted the provisions of FAS 155 effective August 1, 2007. The adoption of FAS 155 did not have a material impact on our consolidated financial position or results of operations.
(3) Reclassifications

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain fiscal year 2007 amounts have been reclassified to conform to the current year presentation.
(4) Acquisitions
     (a) Acquisition of Jupiter Hosting, Inc.
     On August 10, 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for total consideration of $8.8 million in cash. In connection with the acquisition of Jupiter, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through May 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Jupiter. The initial escrow is included as a component of the total consideration of $8.8 million. The results of Jupiter’s operations have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $8.8 million, $8.7 million was initial consideration paid to the former shareholders of Jupiter and $0.1 million represents direct costs related to the closing of the acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

August 10,
2007
(In thousands)
Current assets	$1,318
Property and equipment	1,375
Other assets	127
Intangible assets	5,020
Goodwill	3,561

Total assets	11,401

Current liabilities	2,010
Long-term liabilities	567

Total liabilities	2,577

Net assets acquired	$8,824

     Of the $5.0 million of acquired intangible assets, approximately $4.2 million was assigned to customer lists with an average life of 7 years, approximately $0.7 million was assigned to a below market supply contract with an estimated life of 5 years, approximately $0.1 million was assigned to a non-compete agreement with the former owners of Jupiter with an expected life 3 years. Goodwill assigned totaled approximately $3.7 million, none of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to the purchase price relates to Jupiter’s service offering, which broadens our managed hosting solutions service offering. In addition, the acquisition of Jupiter presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.
     (b) Acquisition of Alabanza LLC and Hosting Ventures LLC
     On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza LLC and

NAVISITE, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Hosting Ventures LLC, for total consideration of $7.0 million in cash, which amount is subject to adjustment based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza LLC and Hosting Ventures LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services. In connection with the acquisition of Alabanza, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through February 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Alabanza. The initial escrow is included as a component of the total consideration of $7.0 million. The results of Alabanza’s operations have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $7.0 million, $6.9 million was initial consideration paid to the former owners of Alabanza and $0.1 million represents direct costs related to the closing of the acquisition and contingent consideration related to the purchase price adjustment based on the final determination of the closing date working capital.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

August 10,
2007
(In thousands)
Current assets	$180
Property and equipment	776
Intangible assets	4,873
Goodwill	2,268

Total assets	8,097

Current liabilities	1,077

Total liabilities	1,077

Net assets acquired	$7,020

     Of the $4.9 million of acquired intangible assets, approximately $1.9 million was assigned to customer lists with an average life of 7 years, approximately $2.7 million was assigned to developed technology with an estimated life of 5 years, approximately $0.2 million was assigned to the Alabanza trade name with an expected life of 7 years and approximately $0.1 million was assigned to a non-compete agreement with the former owners of Alabanza with an expected life 3 years. Goodwill assigned totaled approximately $2.3 million, all of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to the purchase price relates to the complementary service solution of Alabanza relative to our existing managed hosting solutions service offerings. In addition, the acquisition presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities
     (c) Acquisition of netASPx, Inc.
     On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. (“netASPx”), an application management service provider, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash – subject to adjustment based on netASPx, Inc.’s cash at the closing date, and the issuance of 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), with a fair value of $24.9 million (see Note 14). In connection with the acquisition of netASPx, the Company entered into an escrow arrangement whereby 393,750 shares of the Series A Preferred were placed in escrow through June 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of netASPx. The initial escrow is included as a component of the total consideration of $40.8 million. The operating results of netASPx have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $40.8 million, $40.4 million was initial consideration paid to the former owners of netASPx and $0.4 million represents direct costs related to the closing of the acquisition.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its valuations of certain intangible assets and other assets acquired and liabilities assumed; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

September 12,
2007
(In thousands)
Current assets	$4,961
Property and equipment	3,750
Other assets	56
Intangible assets	20,900
Goodwill	20,399

Total assets	50,066

Current liabilities	4,601
Long-term liabilities	4,623

Total liabilities	9,224

Net assets acquired	$40,842

     Of the $20.9 million of acquired intangible assets, approximately $12.6 million was assigned to customer backlog with an expected life of 5 years and approximately $8.3 million was assigned to customer relationships with an estimated life of 8 years. Goodwill assigned totaled approximately $20.4 million, none of which is expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to the purchase price relates to the addition to our applications management service offering of the netASPx product suite. In addition, the acquisition of netASPx presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.
     (d) Acquisition of iCommerce, Inc.
     On October 12, 2007, the Company acquired the assets if iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $670,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and direct costs necessary to close the acquisition of approximately $45,000. The operating results of iCommerce, Inc. have been included in the condensed consolidated financial statements from the date of the acquisition. Of the total consideration, $529,000 was assigned to customer lists with an expected life of 7 years and $141,000 was assigned to goodwill, all of which is deductible for income tax purposes.
Pro Forma Information
     The following pro forma information summarizes the consolidated financial results for the three months ended October 31, 2007 and 2006, respectively, as if the acquisitions of Jupiter, Alabanza, netASPx and iCommerce had occurred at the beginning of each three month period.

	Three Months ended
	October 31,
	2007	2006
	(In thousands)
Total revenue	$37,771	$39,717
Loss from continuing operations	(4,530)	(3,151)
Net loss attributable to common stockholders	$(5,564)	$(3,871)
Net loss per share attributable to common stockholders	$(0.16)	$(0.13)

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pro forma results for the three months ended October 31, 2006 include approximately $3.2 million of revenue and $0.3 million of net loss attributable to common stockholders related to a government contract with netASPx that was terminated effective April 30, 2007.
     In connection with the acquisitions of Jupiter and Alabanza in August 2007, the Company received a waiver from its lending group permitting the use of amounts borrowed for the acquisition of Alabanza and Jupiter; accordingly, $8.7 million was released from restricted cash at August 10, 2007. In addition, in connection with the acquisition of netASPx in September 2007, the Company refinanced its credit agreement. See Note 10(a) below.
(5) Discontinued Operations
     In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2008. Subsequent to disposal , the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three months ended October 31, 2007 were as follows:

(In thousands)
Cost of revenues	$247
Depreciation and amortization	28

Total cost of revenues	275
Selling and marketing	39

Loss from discontinued operations before income taxes	314
Income taxes	—

Loss from discontinued operations, as reported	$314

     The recorded assets and liabilities of AJE at October 31, 2007 and July 31, 2007 were not material.
(6) Impairment of Long-Lived Assets
     During the three months ended October 31, 2006, the Company recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sub-lease assumptions related to a lease impairment recorded in a prior reporting period.
(7) Property and Equipment
     Property and equipment consisted of the following:

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	October 31,	July 31,
	2007	2007
	(In thousands)
Office furniture and equipment	$4,485	$3,416
Computer equipment	60,763	53,393
Software licenses	14,344	12,868
Leasehold improvements	11,013	10,824

	90,605	80,501
Less: Accumulated depreciation and amortization	(67,440)	(64,660)

Property and equipment, net	$23,165	$15,841

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(8) Intangible Assets
     Intangible assets consisted of the following:

	October 31,	July 31,
	2007	2007
	(In thousands)
Customer lists	$40,910	$25,951
Customer contract backlog	16,000	3,400
Developed technology	3,140	440
Vendor contracts	700	—
Trademarks	200	—
Non-compete agreements	163	—

Gross carrying amount	61,113	29,791
Less: Accumulated amortization	(23,754)	(22,036)

Customer lists, net	$37,359	$7,755

     Intangible asset amortization expense for the three months ended October 31, 2007 and 2006 aggregated $1.7 million and $1.1 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from five to eight years for all intangible assets with the exception of non-compete agreements which are being amortized over the term of the underlying agreements, generally three years. The amount reflected in the table below for fiscal year 2008 includes year to date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,
(In thousands)
2008	$7,973
2009	$7,287
2010	$6,425
2011	$6,354
2012	$6,216
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	October 31,	July 31,
	2007	2007
	(In thousands)
Accrued payroll, benefits and commissions	$6,491	$6,311
Accrued accounts payable	4,427	3,633
Accrued interest	1,939	1,698
Accrued lease impairment allowances	1,026	863
Accrued sales/use, property and miscellaneous taxes	697	889
Other accrued expenses and current liabilities	2,451	2,100

Accrued expenses and other current liabilities	$17,031	$15,494

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Long Term Debt
     Long term debt consists of the following:

	October 31,	July 31,
	2007	2007
	(In thousands)
Term Loan, net of discount	$109,775	$90,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Other notes payable	724	163

Total	116,499	96,163
Less current portion	(7,824)	(7,063)

Long term debt	$108,675	$89,100

     (a) Senior Secured Credit Facility
     In June 2007, the Company entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six year single draw term loan (the “Term Loan”) totaling $90.0 million and a five year $10.0 million revolving credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under the Silver Point Debt (see below), to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by the Company and all of its subsidiaries.
     Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling 1% of the initial principal per annum ($0.9 million initially), paid quarterly on the first day of the Company’s fiscal quarters. In April 2013, the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition amounts outstanding under the Credit Agreement are subject to mandatory pre-payment in certain cases including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory pre-payment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, the Company is entitled to retain the first $20.0 million raised and must prepay amounts owed under the Credit Agreement with 50% of the proceeds from an equity offering that exceed $20.0 million.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.1 million of cash originally borrowed under the Credit Agreement and restricted for data center expansion to partially fund the acquisition of Jupiter and Alabanza,(see Note 4 above) and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured, require no amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.
     In September 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”), refinancing its existing debt under its Credit Agreement. The Amended Credit Agreement provided the Company with an incremental $20.0 million in term loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5 % upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. The Company recorded a loss on debt extinguishment of approximately $1.7 million for the three months ended October 31, 2007 to reflect this extinguishment of the Credit Agreement, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
     At October 31, 2007, $109.8 million was outstanding under the Amended Credit Agreement. No balances were outstanding under the Revolver.
     (b) Term Loans and Revolving Credit Facilities
     On April 11, 2006, we entered into a senior secured Term Loan and senior secured Revolving Credit Facility (the “Credit Facility”) with Silver Point Finance LLC, (the “Lender”) to repay certain maturing debt and increase borrowing available for corporate purposes. The Term Loan consisted of a five year single-draw Term Loan in the aggregate amount of $70 million. Borrowings under the Term Loan were guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we were required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we were also scheduled to make quarterly repayments of principal. The maturity date of the Term Loan was April 11, 2011. The Lender was entitled to prepayment of the outstanding balance under the Term Loan, upon the occurrence of various events, including, among others, if the Company sold assets and did not reinvest the proceeds in assets, received cash proceeds from the incurrence of any indebtedness, had excess cash, or closed an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing were not subject to the mandatory prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 11 for discussion of the valuation of this prepayment premium). The unpaid amount of the Term Loan and accrued interest and all other obligations could have become due and payable immediately upon occurrence and continuation of any event of default. Under the Term Loan agreement, the Company complied with various financial and non-financial covenants. The financial covenants included among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limited our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock.
     Outstanding amounts of the Term Loan bore interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the Term Loan (a) exceeded the LIBOR Rate plus 5% in year one or (b) exceeded

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the LIBOR Rate plus 7% for the years thereafter, such amounts that exceeded the threshold were capitalized and added to the outstanding principal amount of the Term Loan and incurred interest. Outstanding amounts under the Revolving Credit Facility bore interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest was payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We were required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the unadjusted variable rate component of the interest costs to the Company.
     The amount borrowed was used to repay our accounts receivable financing line, convertible notes and interest payable and to pay transaction fees and expenses relating to the loan. In addition, at the time of draw, we borrowed $6.4 million which was held in escrow to pay the notes payable to the AppliedTheory Estate.
     In connection with the establishment of the Credit Facility, the Company issued warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. These warrants became exercisable 90 days following the closing date of the Credit Facility and will expire on April 11, 2016. The warrants were fair valued using the Black-Scholes option-pricing model and were recorded in our Condensed Consolidated Balance Sheets at inception as a discount to the loan amount of $9.1 million and were being amortized into interest expense over the five-year term of the Credit Facility.
     In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “Amendment”) with Silver Point. Under the Amendment, the Lenders provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the Term Loan. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.
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
     The Silver Point Debt was paid in full in June 2007, as discussed in Note 10(a) above.
     (c) Note Payable to Atlantic Investors, LLC
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Atlantic Facility was terminated in connection with the Company’s debt refinancing in June 2007 (see Note 10 (a) above).
     (e) Notes Payable to AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory s totaling $6.0 million (“Estate Liability”) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court. At October 31, 2007, we had recorded approximately $0.5 million in accrued interest related to these notes. The Company maintains approximately $5.0 million in an escrow account necessary to repay these notes pursuant to the settlement agreement. This $5.0 million is included in “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets.
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
(11) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt (see Note 10(b)). With the interest rate cap the Company locked in a maximum variable interest rate of 6.5% that could be charged on the notional amount (which must equal a minimum of 50%of all Indebtedness, as defined in the Amended Credit Agreement) during the term of the agreement. As of October 31,

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2007, the fair value of the interest rate derivative (which carried a notional amount of approximately $59.0 million at October 31, 2007) was approximately $111,000 which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three months ended October 31, 2007 and 2006, respectively was approximately $70,000 and $108,000. The change in fair value was charged to “Other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations.
     The Silver Point Debt carried a prepayment penalty which was determined to be an embedded derivative and was required to be separately valued from the Silver Point Debt (see Note 10 (b)). The Company calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Silver Point Debt which was included in the Condensed Consolidated Balance Sheets at the time as a discount to the Silver Point Debt with an offsetting amount included in “Other long-term liabilities”. Amortization of the embedded derivative, calculated on a straight line basis, was included in interest expense for the three months ended October 31, 2006 and reduced the discount to the Silver Point Debt over its term. The value of the embedded derivative was required to be evaluated quarterly and any changes in the valuation of the embedded derivative were recorded as an adjustment to any interest expense previously recorded and to the discount to the Silver Point Debt with an offsetting adjustment to “Other long-term liabilities”. The remaining value of the embedded derivative were charged to income upon payment of the Silver Point Debt (see Note 10b)).
(12) Commitments and Contingencies
     (a) Leases
Abandoned Leased Facilities. During the three months ended October 31, 2007, in connection with the acquisitions of Jupiter and netASPx (see Note 4), the Company recorded impairment allowances in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” for four facilities – two in Santa Clara, CA, one in Herndon, VA and another in Minneapolis, MN. The Santa Clara facilities and the Herndon, VA facilities were vacated shortly after the acquisition of Jupiter and netASPx, respectively, pursuant to a plan of closure and relocation. The Minneapolis space was underutilized at the date of acquisition of netASPx and the recorded impairment allowance reflects this underutilized space. The total impairment allowances related to these facilities totals approximately $0.7 million. During the three months ended October 31, 2006, we recorded lease impairment recoveries of approximately $0.3 million due to revisions in sublease assumptions for previously abandoned facilities.
     All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by geographic region for the three months ended October 31, 2007 are as follows (in thousands):

			Purchase
	Balance		Accounting	Payments,	Balance
Lease Abandonment	July 31,	Expense	and Other	less accretion	October
Costs for:	2007	(Recovery)	Adjustments	of interest	31, 2007
Andover, MA	$406	—	—	$(40)	$366
Chicago, IL	409	—	—	(25)	384
Houston, TX	481	—	—	(95)	386
Syracuse, NY	212	—	—	(118)	94
Santa Clara, CA	—	—	170	(22)	148
Herndon, VA	—	—	527	(11)	516
Minneapolis, MN	—	—	12	—	12

	$1,508	$—	$709	$(311)	$1,906

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2007:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$116,499	$7,824	$1,100	$1,100	$1,100	$1,100	$104,275
Interest on debt(a)	55,023	10,652	9,768	9,669	9,570	9,470	5,894
Capital leases	4,613	2,729	1,369	446	51	18	—
Bandwidth commitments	5,248	3,128	1,932	188	—	—	—
Property leases(b)	67,061	11,429	9,770	6,729	5,388	5,344	28,401

	$248,444	$35,762	$23,939	$18,132	$16,109	$15,932	$138,570

(a)	Interest on long-term debt assumes rate is fixed at 8.9%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At October 31, 2007, restricted cash of approximately $1.7 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(13) Income Tax Expense
          The Company recorded $0.4 million and $0.3 million of deferred income tax expense during the three months ended October 31, 2007 and 2006, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition and the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the acquisition of the assets of Alabanza and iCommerce during the three months ended October 31, 2007. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for any acquisition but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
          On August 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company’s financial statements. No cumulative effect was booked through beginning retained earnings.
          As of the adoption date, the Company has determined that it does not have any gross unrecognized tax benefits. The Company does not expect significant changes in the amounts of unrecognized tax benefits within the next twelve months.
          The Company is not currently under audit by the Internal Revenue Service or a similar equivalent for the foreign jurisdictions in which the Company files tax returns. The Company conducts business in multiple locations throughout the world resulting in tax filings outside of the United Stares. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., United Kingdom and India. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004. However, years prior to fiscal 2004 remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses generated in each preceding year.
          The Company records interest and penalty charges related income taxes, if incurred, as a component of general and administrative expenses.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) Preferred Stock
          In connection with the acquisition of netASPx (see Note 4), the Company issued 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was initially recorded at its fair value at the date of issue of $24.9 million. The Series A Preferred accrues payment-in-kind (“PIK”) dividends at 8% per annum increasing to 10% per annum in September 2008 and 12% per annum in March 2009. The Series A Preferred is convertible into common shares of the Company, at the option of the holder, at any time after 18 months from date of issuance at $8.00 per share, adjusted for stock splits, dividends or other similar adjustments. The Series A Preferred carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations, as defined. The Series A Preferred is redeemable by the Company at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Series A Preferred is redeemable at the option of the holders at the then applicable redemption price. For matters that require stockholder approval, the holders of the Series A Preferred are entitled to vote as one class together with the holders of common stock on an “as-converted” basis (the conversion price in no event shall be less than $7.02 per share for purposes of determining voting rights using the “as-converted” method).
          In connection with the issuance of the Series A Preferred, the Company also executed a Registration Rights Agreement (the “Rights Agreement”). Under the terms of the Rights Agreement, the Company is required, on a best efforts basis, to register the Series A Preferred and the common shares that the Series A Preferred may be convertible into, for resale, by filing a registration statement no later than November 30, 2007. The Company shall, on a best efforts basis, make this registration statement effective January 31, 2008. Thereafter, the Company shall use its best efforts to maintain the effectiveness of this registration statement. Should the registration statement not be declared effective by January 31, 2008, the PIK dividend rate shall increase by 2%, and 2% on each dividend date thereafter should the registration statement not be effective. At October 31, 2007, the Company has not recorded any liability related to the Rights Agreement.
(15) Subsequent Events
          In November 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, MD and moved all equipment to the Company’s data center in Andover, MA. In connection with this move, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.
          In December 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage. The total damages claimed approximate $5.0 million. The Company believes that potential plaintiffs may be denied class status and further, that the plaintiff’s claims are without merit. The Company plans to defend itself vigorously, however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

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
     Our services include:
     Application Solutions
•	Application management services — Defined services provided for specific packaged applications that are incremental to managed services. Services can include monitoring, diagnostics and problem resolution. Frequently sold as a follow-on to a professional services project.

•	Software as a Service — Enablement of Software as a Service to the ISV community.

•	Development Services — Services include eBusiness/Web solutions, enterprise integration, business intelligence, content management and user interface design.

•	Custom Services — Services include custom application management and remote infrastructure management.

•	Implementation Services — For leading enterprise software applications such as Oracle, PeopleSoft, JD Edwards and Siebel Systems, NaviSite Professional Services helps organizations plan, implement and maintain these applications.
     Managed Hosting Solutions
•	Managed services — Support provided for hardware and software located in a data center. Services include business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, desktop support, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Content Delivery — Includes the delivery of software electronically using NaviSite technology to manage version control and accelerated content distribution.

•	Colocation — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

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
     We currently operate in 15 data centers in the United States and one data center in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
     We currently service approximately 1,400 hosted customers. Our hosted customers typically enter into service agreements for a term of one to three years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue increases by adding new customers or providing additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals and terminations of agreements with existing customers.
     During the three months ended and in past years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with CBTM; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of CBT; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited, a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and E-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
     On August 10, 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for total consideration of $8.8 million in cash.

On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza LLC and Hosting Ventures LLC, for total consideration of $7.0 million in cash, which amount is subject to settlement based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza LLC and Hosting Ventures LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services.
On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. (“netASpx”), an application management service provider, for total consideration of $40.8 million.
On October 12, 2007, the Company acquired the assets if iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $670,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and costs necessary to close the acquisition of approximately $45,000.
Results of Operations for the Three Months Ended October 31, 2007 and 2006
The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended
	October 31,
	2007	2006
Revenue	99.8%	99.7%
Revenue, related parties	0.2%	0.3%

Total revenue	100.0%	100.0%

Cost of revenue, excluding depreciation and amortization	57.8%	56.6%
Depreciation and amortization	11.6%	10.8%

Total cost of revenue	69.4%	67,4%

Gross profit	30.6%	32.6%
Operating expenses:
Selling and marketing	14.3%	12.7%
General and administrative	15.6%	18.6%
Impairment, restructuring and other	—%	(1.0)%

Total operating expenses	29.9%	30.3%

Income from operations	0.7%	2.3%

Other income (expense):
Interest income	0.3%	0.1%
Interest expense	(7.3)%	(11.3)%
Loss from discontinued operations	(4.6)%	—

Other income (expense), net	0.8%	0.7%

Loss from continuing operations before income taxes and discontinued operations	(10.1)%	(8.2)%
Income taxes	(1.1)%	(1.1)%

Loss from continuing operations before discontinued operations	(11.2)%	(9.3)%
Discontinued operations, net of taxes	(0.9)%	—

Net loss	(12.1)%	(9.3)%
Accretion of preferred stock dividends	(1.1)%	—

Net loss available to common stockholders	(13.2)%	(9.3)%

Comparison of the Three Months Ended October 31, 2007 and 2006
Revenue
     We derive our revenue from managed hosting services, including applications management, managed hosting solutions and colocation services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended October 31, 2007 increased 26.5% to approximately $36.1 million from approximately $28.5 million for the three months ended October 31, 2006. The overall growth of $7.6 million in revenue was mainly due to increased revenue as a result of our acquisitions of Alabanza, Jupiter and netASPx during the three months ended October 31, 2007, totaling approximately $6.0 million. We also experienced net revenue growth related to new and existing customers of approximately $3.5 million, or 12%, offset by the loss of one contract which resulted in a decrease in revenue of $1.9 million. The approximate $3.5 million increase in revenue to new and existing customers is primarily attributable to increases in professional services revenue and revenue from applications management and managed solutions of $2.2 million and $1.3 million, respectively. Revenue from related parties during the three months ended October 31, 2007 and 2006 totaled $75,000 and $94,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Cost of revenue for the three months ended October 31, 2007, increased approximately 30.2% to $ 25.0 million from approximately $19.2 million for the three months ended October 31, 2006. As a percentage of revenue, cost of revenue increased from 67.4 % of total revenue for the three months ended October 31, 2006 to 69.4 % of total revenue for the three months ended October 31, 2007. The overall increase in cost of revenue of $5.8 million resulted primarily from increased costs related to the acquisitions of Alabanza, Jupiter and netASPx during the three months ended October 31, 2007 of approximately $3.2 million, increased amortization costs related to acquired intangible assets of approximately $0.6 million, increased stock compensation costs of $0.3 million, $0.4 million of increased utility costs, $0.3 million of increased depreciation expense, $0.2 million of acquisition integration costs and $0.2 million of increased facility related costs.
     Gross profit of $11.1 million for the three months ended October 31, 2007 increased approximately $1.8 million, or 19.0%, from a gross profit of approximately $9.3 million for the three months ended October 31, 2006. Gross profit for the third fiscal quarter of 2007 represented 30.6% of total revenue, as compared to 32.6 % of total revenue for the three months ended October 31, 2006.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as travel, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased to approximately $5.2 million, or 14.3 % of total revenue, for the three months ended October 31, 2007 from $3.6 million, or 12.7% of total revenue for the three months ended

October 31, 2006. The increase of approximately $1.5 million is due to increased costs related to the acquisitions of Alabanza, Jupiter and netASPx during the three months ended October 31, 2007 of approximately $0.2 million, approximately $0.2 million related to higher stock compensation costs, approximately $0.5 million in increased commission costs related to higher bookings in the three month periods ended April 30, 2007 and July 31, 2007, approximately $0.8 million of increased costs related to incremental staffing of our sales teams, all of which are offset by lower spending on general marketing programs of approximately $0.2 million.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 6.1% % to approximately $5.6 million, or 15.6 % of total revenue, during the three months ended October 31, 2007 from approximately $5.3 million, or 18.6 % of total revenue during the three months ended October 31, 2006. The increase of approximately $0.3 million was primarily the result of increased costs related to the acquisitions of Alabanza, Jupiter and netASPx during the three months ended October 31, 2007 of approximately $0.4 million, approximately $0.1 million of acquisition integration costs, increased facility costs of approximately $0.3 million, all of which are offset by approximately $0.1 million of decreased depreciation costs, approximately $0.1 million of decreased stock compensation costs, approximately $0.2 million of lower amortization related to debt issuance costs and approximately $0.1 million of lower costs related to outside services.
Operating Expenses — Impairment
     No impairment charges were recorded during the three months ended October 31, 2007.
     We recorded a reduction in expense of $0.3 million during the three months ended October 31, 2006, primarily due to revised assumptions due to securing a sublease of an impaired facility.
Interest Income
     During the three months ended October 31, 2007, interest income increased to approximately $114,000 from $42,000 during the three months ended October 31, 2006. The increase of $72,000 for the three months ended October 31, 2007 is mainly due to higher levels of average cash balances during the three months ended October 31, 2007 compared to the three months ended October 31, 2006.
Interest Expense
     During the three months ended October 31, 2007, interest expense decreased to approximately $2.7 million, or 17.9%, from approximately $3.2 million for comparable prior year period. The decrease of $0.6 million for the three months ended October 31, 2007 is primarily due to a lower average cost of money reflective of our refinancing of our long-term debt completed in June 2007 and amended in September 2007.
Loss on debt extinguishment
     During the three months ended October 31, 2007, the Company recorded a loss on debt extinguishment of approximately $1.7 million in connection with the refinancing of its Credit Agreement completed in September 2007. The total amount of the loss on debt extinguishment consisted of unamortized transaction fees and expenses related to the prior refinancing of the Company’s long-term debt in June 2007.
Other Income (Expense), Net
     Other income (expense), net was approximately $0.3 million for the three months ended October 31, 2007, as compared to Other income (expense), net of approximately $0.2 million for the three months ended October 31, 2006. The Other income (expense), net recorded during the three months ended October 31, 2007 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.

Income Tax Expense
     The Company recorded $0.4 million and $0.3 million of deferred income tax expense during the three months ended October 31, 2007 and 2006, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The increase of $0.1 million in deferred income tax expense results from increased tax amortization related to goodwill resulting from the acquisitions completed during the three months ended October 31, 2007. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of October 31, 2007, our principal sources of liquidity included cash and cash equivalents, a revolving credit facility of $10.0 million provided under our Credit Agreement. We had a working capital deficit of $3.7 million, including cash and cash equivalents of approximately $5.5 million at October 31, 2007, as compared to working capital of $10.6 million, including cash and cash equivalents of $11.7 million, at July 31, 2007.
     The total net change in cash and cash equivalents for the three months ended October 31, 2007 was a decrease of $6.2 million. The primary uses of cash during the three months ended October 31, 2007 included $2.9 million for purchases of property and equipment, approximately $3.5 million in repayments of notes payable and capital lease obligations, $1.1 million of payments for debt issuance costs and $31.3 million used for acquisitions, net of cash acquired. Our primary sources of cash during the three months ended October 31, 2007 were $0.1 million of cash provided by operating activities, $1.2 million in proceeds from exercise of stock options and warrants and $22.8 million in borrowings on notes payable.
     Net cash provided by operating activities of $0.1 million during the three months ended October 31, 2007, resulted primarily from approximately $7.9 million of non-cash charges, which was partially offset by funding our $4.4 million net loss and a $3.7 million use of cash related to net changes in operating assets and liabilities, primarily payment of compensation accrued at July 31, 2007.
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR rate plus 4.0% or the Base Rate, as defined in the credit agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.5%. Interest becomes due and is payable quarterly in arrears.
     The Company believes that it has sufficient liquidity to support its operations over the fiscal year and for the foreseeable future with its cash resources and committed lines of credit as of October 31, 2007.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 during the three months ended October 31, 2007. The adoptionof FIN 48 did not have a material impact to our consolidated financial position or results of operations.
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
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of October 31, 2007, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/Long-term debt(a)	$116,499	$7,824	$2,200	$2,200	$104,275
Interest on debt(b)	55,023	10,652	19,437	19,040	5,894
Capital leases	4,613	2,729	1,815	69	—
Bandwidth commitments	5,248	3,128	2,120	—	—
Property leases(c)(d)	67,061	11,429	16,499	10,732	28,401

	$248,444	$35,762	$42,071	$32,041	$138,570

(a)	Interest on long-term debt assumes rate is fixed at 8.9%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
Off-Balance Sheet Financing Arrangements
     The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets and goodwill and acquired intangible assets. Management reviews the estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.
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
     Impairment of Long-lived Assets and Goodwill and Acquired Intangible Assets. We review our long-lived assets, subject to amortization and depreciation, including customer lists and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important that could trigger an interim impairment review include:
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
     Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses. Intangible assets consist of customer lists, customer backlog, developed technology, vendor contracts, trademarks and non-compete agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at October 31, 2007 was limited mainly to LIBOR on our outstanding term loans on our senior secured credit facility. At October 31, 2007 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.3 million increase in our interest expense related to our senior secured credit facility for the three months ended October 31, 2007.
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

          We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Other litigation
     In December 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage caused during the Company’s closure and subsequent move of its Baltimore, MD data center to its Andover, MA data center. The total damages claimed approximate $5.0 million. The Company believes that the potential plaintiffs may be denied class status and further, that the plaintiff’s claims are without merit. The Company plans to defend itself vigorously, however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risk factors below were disclosed on our Annual Report on Form 10-K and have been updated as of October 31, 2007.
          We have a history of losses and may never achieve or sustain profitability. We have never been profitable and may never become profitable. As of October 31, 2007, we had incurred losses since inception resulting in an accumulated deficit of approximately $500.1 million. During the three months ended October 31, 2007, we had a net loss attributable to common stockholders of approximately $4.8 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.
          Our financing agreement with a syndicated group (the “Credit Agreement”) includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of December 11, 2007, we owed approximately $114.8 million under the Credit Agreement. The Credit Agreement:
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
      If we breach the Credit Agreement, a default could result. A default, if not waived, could result in, among other things, our not being able to borrow additional amounts under the Credit Agreement. In addition, all or a portion of our outstanding amounts may become due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. The maturity date of the term loan is June 8, 2013 and the revolving credit facility terminates on June 8, 2012. Interest on the term loans is payable in arrears on the first business day of August, November, February and May for ABR Loans, and the last day of the chosen interest period (which period can be one, two, three, six, nine or twelve months) or every three months, if the chosen interest period is greater than three months, for LIBOR Loans.

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
          Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.  Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors, LLC’s two managing members, together with Atlantic Investors, LLC owned approximately 45% of our outstanding capital stock as of October 31, 2007. As of October 31, 2007, Atlantic Investors, LLC’s ownership alone was approximately 37% on a fully diluted basis. Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC, together have significant power in the election of our Board of Directors. Regardless of how our other stockholders may vote, Atlantic Investors, LLC, Unicorn Worldwide Holdings and Madison Technology acting together may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.
          Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings. In connection with a financing agreement with Silver Point Finance LLC, we issued warrants to SPCP Group, LLC and SPCP Group III LLC, two affiliates of Silver Point Finance LLC, to purchase an aggregate of 3,930,136 shares of our Common Stock. If the warrants are exercised, Silver Point Finance LLC may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of December 11, 2007, SPCP Group, LLC and SPCP Group III LLC have exercised the warrants in part to acquire 2,730,005 shares of our Common Stock and warrants for the purchase of 1,200,131 shares of our Common Stock remain outstanding.
     In connection with our acquisition of netASPx, Inc. we issued 3,125,000 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) to the stockholders of netASPx, Inc. The Preferred Stock may be converted into shares of our Common Stock by the holders after the earlier of (i) March 15, 2009 and (ii) any default date. No default has occurred and the Preferred Stock is not currently convertible into shares of our Common Stock. If converted, the shares of Preferred Stock convert into the number of shares of Common Stock determined by dividing the redemption price per share of the Preferred Stock by the conversion price applicable to such shares, which, as of November 23, 2007, would result in one share of Common Stock being issued upon the conversion of one share of Preferred Stock. The conversion price and the redemption price are subject to adjustment. However, in no event shall the number of shares of Common Stock to be issued upon the conversion of the Preferred Stock equal or exceed 6,692,856, (which represents 19.9% of the outstanding shares of our Common Stock on September 10, 2007) without the approval of our stockholders in accordance with the applicable rules and regulations of The Nasdaq Stock Market.
     Our stockholders will also experience dilution to the extent that additional shares of our Common Stock are issued in potential future acquisitions or financings or otherwise.
        Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned. Since December 2002, we have acquired ClearBlue Technologies Management, Inc. (“CBTM”) (accounted for as an “as if pooling”), Avasta, Inc., Conxion Corporation, selected assets of Interliant, Inc., all of the shares of ten wholly-

owned subsidiaries of ClearBlue Technologies, Inc. (“CBT”) (accounted for as an “as if pooling”), substantially all of the assets and liabilities of Surebridge, Inc., substantially all of the assets of Alabanza, LLC and Hosting Ventures, LLC, Jupiter Hosting, Inc., and netASPx. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
           On November 13, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of warrants, dated as of April 11, 2006 (the “Warrants”), held by each entity for the purchase of 10,500 and 3,500 shares of common stock of the Company, respectively.
          On November 19, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of the Warrants, held by each entity for the purchase of 6,375 and 2,125 shares of common stock of the Company, respectively.
            On November 27, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of the Warrants held by each entity for the purchase of 5,400 and 1,800 shares of common stock of the Company, respectively.
            On December 6, 2007, SPCP Group, LLC and SPCP Group III LLC completed partial exercises of the Warrants held by each entity for the purchase of 78,000 and 26,000 shares of common stock of the Company, respectively.
          The exercise price paid upon exercise of the Warrants was $0.01 per share for a total of $1,337, which has been received by the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of the shares issuable upon exercise of the Warrants.
Item 5. Other Information
          During the quarter ended October 31, 2007, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits
          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2007	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Waiver of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock by NetASPx Holdings, Inc., dated September 25, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.