Form 10-Q
period 2008-01-31
NAVISITE INC
filed 2008-03-17
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27597
NAVISITE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2137343 (I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (Zip Code)
(978) 682-8300
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of March 12, 2008, there were 35,305,578 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2008

		Page
		Number

Part I.	FINANCIAL INFORMATION	03

Item 1.	Financial Statements	03

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	40

Item 5.	Other Information	42

Item 6.	Exhibits	42
EX-10.2 WAIVER NO. 2, DATED AS OF NOVEMBER 2, 2007
EX-10.3 AMENDMENT, WAIVER AND CONSENT AGREEMENT NO.3 DATED AS OF JANUARY 31,2008
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,905	$11,701
Accounts receivable, less allowance for doubtful accounts of $682 and $781 at January 31, 2008 and July 31, 2007, respectively	17,848	15,051
Unbilled accounts receivable	2,009	920
Prepaid expenses and other current assets	10,045	15,975

Total current assets	34,807	43,647
Property and equipment, net	37,876	15,841
Intangible assets	35,150	7,755
Goodwill	69,857	43,159
Other assets	8,908	4,158
Restricted cash	1,834	1,684

Total assets	$188,432	$116,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	6,479	$1,063
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	2,912	1,829
Accounts payable	7,518	3,913
Accrued expenses and other current liabilities	14,696	15,494
Deferred revenue, deferred other income and customer deposits	5,575	4,737

Total current liabilities	43,180	33,036
Capital lease obligations, less current portion	15,683	1,030
Accrued lease abandonment costs, less current portion	684	645
Deferred tax liability	4,598	3,685
Other long-term liabilities	7,193	2,612
Note payable, less current portion	108,400	89,100

Total liabilities	179,738	130,108

Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; issued and outstanding: 3,188 at January 31, 2008; 0 shares at July 31, 2007	25,993	—

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 35,013 at January 31, 2008 and 33,506 at July 31, 2007	350	335
Accumulated other comprehensive income	355	381
Additional paid-in capital	484,284	481,199
Accumulated deficit	(502,288)	(495,779)

Total stockholders’ equity (deficit)	(17,299)	(13,864)

Total liabilities and stockholders’ equity (deficit)	$188,432	$116,244

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007
Revenue, net	$38,831	$30,115	$74,863	$58,561
Revenue, related parties	72	82	147	176

Total revenue, net	38,903	30,197	75,010	58,737

Cost of revenue, excluding depreciation and amortization	21,734	17,448	42,592	33,593
Depreciation and amortization	5,216	3,098	9,403	6,196
Cost of revenue	26,950	20,546	51,995	39,789

Gross profit	11,953	9,651	23,015	18,948

Operating expenses:
Selling and marketing	5,112	4,222	10,276	7,855
General and administrative	5,498	5,857	11,120	11,154
Impairment, restructuring and other	—	—	—	(287)

Total operating expenses	10,610	10,079	21,396	18,722

Income (loss) from operations	1,343	(428)	1,619	226
Other income (expense):
Interest income	63	42	177	84
Interest expense	(3,010)	(3,190)	(5,667)	(6,428)
Loss on debt extinguishment	—	—	(1,651)	—
Other income (expense), net	202	54	477	246

Loss from continuing operations before income taxes and discontinued operations	(1,402)	(3,522)	(5,045)	(5,872)

Income taxes	(500)	(294)	(913)	(587)

Loss from continuing operations before discontinued operations	(1,902)	(3,816)	(5,958)	(6,549)

Discontinued operations, net of income taxes	(237)	—	(551)	—

Net loss	(2,139)	(3,816)	(6,509)	(6,549)

Accretion of preferred stock dividends	(736)	—	(1,120)	—

Net loss attributable to common stockholders	(2,875)	(3,816)	(7,629)	(6,549)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations available to common stockholders	$(0.07)	$(0.13)	$(0.20)	$(0.22)
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.02)	—

Net loss attributable to common stockholders	$(0.08)	$(0.13)	$(0.22)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	34,927	29,714	34,422	29,376

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2008	2007
Cash flows from operating activities of continuing operations:
Net loss	$(6,509)	$(6,459)
Loss from discontinued operations	551	—

Loss from continuing operations before discontinued operations	(5,958)	(6,459)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	9,838	6,787
Mark to market for interest rate cap	117	139
Costs (recoveries) associated with abandoned leases	—	(287)
Amortization of warrants	—	1,017
Gain on disposal of assets	1	—
Stock based compensation	2,508	1,834
Provision for bad debts	192	(53)
Deferred income tax expense	913	587
Loss on debt extinguishment	1,651	—
Changes in operating assets and liabilities:
Accounts receivable	1,057	(926)
Unbilled accounts receivable	(1,063)	(359)
Due from related party	—	30
Prepaid expenses and other current assets, net	(1,458)	(931)
Long term assets	(5,014)	727
Accounts payable	2,726	8
Long-term liabilities	(42)	1,493
Accrued expenses, deferred revenue and customer deposits	(6,517)	(1,001)

Net cash provided by (used for) operating activities of continuing operations	(1,049)	2,606

Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(5,642)	(2,942)
Cash used for acquisitions, net of cash acquired	(31,277)	—
Releases of (transfers to) restricted cash	8,566	(1)
Proceeds from the sale of assets	1	—

Net cash used for investing activities of continuing operations	(28,352)	(2,943)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	1,488	1,023
Proceeds from notes payable	27,881	1,754
Repayment of notes payable	(3,165)	(639)
Debt issuance costs	(1,072)	—
Payments on capital lease obligations	(1,976)	(2,186)

Net cash provided by (used for) financing activities of continuing operations	23,156	(48)
Cash used for operating activities of discontinued operations	(551)	—

Net decrease in cash and cash equivalents	(6,796)	(385)
Cash and cash equivalents, beginning of period	11,701	3,360

Cash and cash equivalents, end of period	$4,905	$2,975

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,399	$4,135
Equipment purchased under capital leases	$16,434	$1,208
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At January 31, 2008, NaviSite had 17 state-of-the-art data centers in the U.S. and U.K. and a network operations center in India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc. and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 9, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2008.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of reserve and related revenue resources, the determination of stock-based compensation, the determination of the deferred tax valuation allowance, the determination of certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.
     (c) Revenue Recognition
     Revenue, net consists of monthly fees for application management services, managed hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net and cost of revenue. Application management, managed hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to three years. Installation and up-front fees associated with application management, managed hosting solutions and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.
     Revenue from professional services is recognized as services are delivered for time and materials type contracts and using the percentage of completion method for fixed price contracts. For fixed price contracts, progress towards completion is measured by a comparison of the total hours incurred on the project to date to the total estimated hours

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $6.8 million and $15.4 million as of January 31, 2008 and July 31, 2007, respectively, including $5.0 million and $13.7 million as of January 31, 2008 and July 31, 2007, respectively, that is classified as short-term in the Condensed Consolidated Balance Sheets and is included in “Prepaid expenses and other current assets”. Restricted cash at January 31, 2008 represents cash held in escrow related to our note payable to the AppliedTheory Estate (see Note 10(e)) and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
     (e) Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets acquired under capital leases that transfer ownership are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Assets acquired under capital leases that do not transfer ownership are amortized over the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable, and accrued expenses. As of January 31, 2008, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base.
     (h) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income, primarily foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets as a component of Stockholders’ Equity (Deficit), “Accumulated other comprehensive income.” For the three and six months ended January 31, 2008 Comprehensive income totaled approximately $2.3 million and $6.5 million, respectively. For the three and six months ended January 31, 2007 Comprehensive income totaled approximately $3.8 million and $6.5 million, respectively.
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
     (j) Stock Based Compensation
     Stock Options
     The Company maintains four stock incentive plans under which employees and outside directors have been granted nonqualified stock options to purchase the Company’s Common Stock. Only one plan, the NaviSite 2003 Stock Incentive Plan (“2003 Plan”), is currently available for new equity award grants. For the Company’s employees, options granted are generally exercisable as to 25% of the original number of shares on the sixth month (180th day) anniversary of the option holder’s grant date and, thereafter, in equal amounts monthly over the three year period commencing on the sixth month (180th day) anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.
     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company issued stock options for the purchase of approximately 0.3 million and 1.4 million shares of common stock during the three and six months ended January 31, 2008, respectively at a weighted average exercise price per share of $6.68 and $7.42, respectively. During the three and six months ended January 31, 2007, the Company issued stock options for the purchase of approximately 0.9 million and 1.1 million shares, respectively, of common stock at a weighted average exercise price of $4.19 and $4.10 per share, respectively.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Expected life (years)	2.5	3.5	2.5	3.5
Expected volatility	77.76%	105.73%	83.94%	106.18%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.86%	4.57%	3.80%	4.58%
     Stock compensation expense related to stock options recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	(in thousands)		(in thousands)
	2008	2007	2008	2007

Cost of revenue	$636	$282	$1,191	$523
Selling and marketing	176	113	428	201
General and administrative	295	610	633	1,110

Total	$1,107	$1,005	$2,252	$1,834

Non-vested Shares
     During the six months ended January 31, 2008, the Company granted approximately 0.2 million non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions which lapse as the employees provide service as to one third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, the restrictions may lapse on earlier date as to 100% of the shares if the Company achieves certain revenue and EBITDA targets for its 2008 fiscal year. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
     In December 2007, the Company granted approximately 63,000 non-vested shares to certain members of the Company’s Board of Directors under the 2003 Plan, at a weighted average grant date fair value of $5.50 per share. These non-vested shares carry restrictions as to resale which lapse with time over the twelve month period beginning with the date of grant. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
     Compensation expense related to non-vested share is recognized ratably over the expected requisite service period related to the non-vested shares. During the three and six months ended January 31, 2008, approximately $0.2 million and $0.3 million of compensation expense was recognized in general and administrative expense in the accompanying condensed consolidated statement of operations related to these non-vested shares. For accounting purposes, the non-vested shares are excluded from our issued and outstanding share amounts presented in our condensed consolidated balance sheet at January 31, 2008.
     (k) Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. The Company utilizes the treasury stock method for options, warrants, and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth common stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Common stock options	2,372,225	2,192,364	2,658,198	1,910,496

Common stock warrants	1,204,636	1,645,708	1,210,310	1,369,919

Non-vested stock	34,970	—	159,952	—
Series A Convertible Preferred Stock	3,223,482	—	3,223,482	—
Employee Stock Purchase Plan	17,797	—	24,006	—

Total	6,853,110	3,838,072	7,275,948	3,280,415

     (l) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.
     (m) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, net, cost of revenue and expenses. Translation gains and losses are recorded as a separate component of stockholders’ equity (deficit).
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (o) Recent Accounting Pronouncements
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 during the three months ended January 31, 2007. The adoption of FIN 48 did not have a material impact to our consolidated financial position or results of operations.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS 141R will have on our consolidated financial condition and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. FAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the effect that FAS 160 will have on our consolidated financial condition and results of operations.
(3) Reclassifications
     Certain fiscal year 2007 amounts have been reclassified to conform to the current year presentation.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Acquisitions
(a) Acquisition of Jupiter Hosting, Inc.
     On August 10, 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for total consideration of $8.8 million in cash. In connection with the acquisition of Jupiter, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through May 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Jupiter. The initial escrow is included as a component of the total consideration of $8.8 million. The historical operating results of Jupiter’s operations have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $8.8 million, $8.7 million was initial consideration paid to the former shareholders of Jupiter and $0.1 million represents direct costs related to the closing of the acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

August 10,
2007
(In thousands)

Current assets	$1,266
Property and equipment	1,375
Other assets	127
Intangible assets	5,020
Goodwill	3,622

Total assets	11,410

Current liabilities	2,005
Long-term liabilities	581

Total liabilities	2,586

Net assets acquired	$8,824

     Of the $5.0 million of acquired intangible assets, approximately $4.2 million was assigned to customer lists with an average life of 7 years, approximately $0.7 million was assigned to a below market supply contract with an estimated life of 5 years, approximately $0.1 million was assigned to a non-compete agreement with the former owners of Jupiter with an expected life 3 years. Goodwill assigned totaled approximately $3.6 million, none of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to Jupiter’s service offering, which broadens our managed hosting solutions service offering. In addition, the acquisition of Jupiter presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities
(b) Acquisition of Alabanza LLC and Hosting Ventures LLC
     On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza LLC and Hosting Ventures LLC, for total consideration of $7.0 million in cash, which amount is subject to adjustment based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza LLC and Hosting Ventures LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services. In connection with the acquisition of Alabanza, the Company entered into an escrow arrangement whereby

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.7 million was placed in escrow through February 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Alabanza. The initial escrow is included as a component of the total consideration of $7.0 million. The historical operating results of Alabanza have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $7.0 million, $6.9 million was initial consideration paid to the former owners of Alabanza and $0.1 million represents direct costs related to the closing of the acquisition and contingent consideration related to the purchase price adjustment based on the final determination of the closing date working capital.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

August 10,
2007
(In thousands)

Current assets	$163
Property and equipment	776
Intangible assets	4,873
Goodwill	2,307

Total assets	8,119

Current liabilities	1,099

Total liabilities	1,099

Net assets acquired	$7,020

     Of the $4.9 million of acquired intangible assets, approximately $1.9 million was assigned to customer lists with an average life of 7 years, approximately $2.7 million was assigned to developed technology with an estimated life of 5 years, approximately $0.2 million was assigned to the Alabanza trade name with an expected life of 7 years and approximately $0.1 million was assigned to a non-compete agreement with the former owners of Alabanza with an expected life 3 years. Goodwill assigned totaled approximately $2.3 million, all of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the complementary service solution of Alabanza relative to our existing managed hosting solutions service offerings. In addition, the acquisition presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.
(c) Acquisition of netASPx, Inc.
     On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. (“netASPx”), an application management service provider, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx, Inc.’s cash at the closing date, and the issuance of 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), with a fair value of $24.9 million at the time of issuance (see Note 14). In connection with the acquisition of netASPx, the Company entered into an escrow arrangement whereby 393,750 shares of the Series A Preferred were placed in escrow through June 2008, and represents value necessary to settle any breach of representations or warranties by the Company. The initial escrow is included as a component of the total consideration of $40.8 million. The historical operating results of netASPx have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $40.8 million, $40.4 million was initial consideration paid to the former owners of netASPx and $0.4 million represents direct costs related to the closing of the acquisition.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its valuations of certain intangible assets and other acquired assets and assumed liabilities; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

September 12,
2007
(In thousands)

Current assets	$4,799
Property and equipment	3,750
Other assets	56
Intangible assets	20,900
Goodwill	20,601

Total assets	50,106

Current liabilities	4,641
Long-term liabilities	4,623

Total liabilities	9,264

Net assets acquired	$40,842

     Of the $20.9 million of acquired intangible assets, approximately $12.6 million was assigned to customer backlog with an expected life of 5 years and approximately $8.3 million was assigned to customer relationships with an estimated life of 8 years. Goodwill assigned totaled approximately $20.6 million, none of which is expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the addition to our applications management service offering of the netASPx product suite. In addition, the acquisition of netASPx presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.
(d) Acquisition of iCommerce, Inc.
     On October 12, 2007, the Company acquired the assets if iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $670,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and direct costs necessary to close the acquisition of approximately $44,000. The operating results of iCommerce, Inc. have been included in the condensed consolidated financial statements from the date of the acquisition. Of the total consideration, $529,000 was assigned to customer lists with an expected life of 7 years and $167,000 was assigned to goodwill, all of which is deductible for income tax purposes. In connection with the transaction, the Company recorded liabilities of $25,000 related to direct closing costs.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(e) Pro Forma Information
The following pro forma information summarizes the consolidated financial results for the six months ended January 31, 2008 and 2007, respectively, as if the acquisitions of Jupiter, Alabanza, netASPx and iCommerce had occurred at the beginning of each six month period:

	Six Months ended
	January 31,
	2008	2007
	(In thousands)

Total revenue	$76,674	$80,714

Loss from continuing operations before discontinued operations	(6,432)	(7,953)

Net loss attributable to common stockholders	$(7,461)	$(9,168)

Net loss per share attributable to common stockholders	$(0.22)	$(0.31)
     The pro forma results for the six months ended January 31, 2007 include approximately $6.1 million of revenue related to a government contract with netASPx that was terminated effective April 30, 2007.
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
(5) Discontinued Operations
     In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2008. Subsequent to disposal the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three and six months ended January 31, 2008 were as follows:

	Three months	Six months
	ended	ended
	January 31, 2008
	(In thousands)

Revenue	$48	$48

Cost of revenues	225	471
Depreciation and amortization	29	57

Total cost of revenues	254	528

Gross profit	(206)	(480)
Operating expenses:
Selling and marketing	31	71

Loss from discontinued operations before income taxes	(237)	(551)
Income taxes	—	—

Loss from discontinued operations, as reported	$(237)	$(551)

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The recorded assets and liabilities of AJE at January 31, 2008 and July 31, 2007 were not material.
(6) Impairment of Long-Lived Assets
     During the six months ended January 31, 2007, the Company recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sub-lease assumptions related to a lease impairment recorded in a prior reporting period.
(7) Property and Equipment
     Property and equipment at January 31, 2008 and July 31, 2007 are summarized as follows:

	January 31,	July 31,
	2008	2007
	(In thousands)
Office furniture and equipment	$4,522	$3,416
Computer equipment	63,009	53,393
Software licenses	14,692	12,868
Leasehold improvements	26,158	10,824

	108,381	80,501
Less: Accumulated depreciation and amortization	(70,505)	(64,660)

Property and equipment, net	$37,876	$15,841

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(8) Intangible Assets
     Intangible assets consisted of the following:

	January 31,	July 31,
	2008	2007
	(In thousands)
Customer lists	40,910	25,951
Customer contract backlog	16,000	3,400
Developed technology	3,140	440
Vendor contracts	700	—
Trademarks	200	—
Non-compete agreements	163	—

Gross carrying amount	$61,113	$29,791
Less: Accumulated amortization	(25,963)	(22,036)

Customer lists, net	$35,150	$7,755

     Intangible asset amortization expense for the three and six months ended January 31, 2008 and 2007 aggregated $2.2 million and $3.9 million and $1.0 million and $2.1 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from five to eight years for all intangible assets, with the exception of non-compete agreements which are being amortized over the term of the non-compete agreements, generally three years. The amount reflected in the table below for fiscal year 2008 includes year to date amortization. Amortization

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,
(In thousands)
2008	$7,973
2009	$7,287
2010	$6,425
2011	$6,354
2012	$6,216
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2008	2007

	(In thousands)
Accrued payroll, benefits and commissions	$4,625	$6,311
Accrued accounts payable	4,441	3,633
Accrued interest	1,910	1,698
Accrued impairment	929	863
Accrued sales/use, property and miscellaneous taxes	649	889
Other accrued expenses and current liabilities	2,142	2,100

	$14,696	$15,494

(10) Debt
Long term debt consists of the following:

	January 31,	July 31,
	2008	2007

	(In thousands)
Term loan	$109,500	$90,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Revolving line of credit	5,000	—

Other notes payable	379	163
Total	120,879	96,163
Less current portion	(12,479)	(7,063)

Long term debt	$108,400	$89,100

      (a) Senior Secured Credit Facility
     In June 2007, the Company entered into a Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six year single draw term loan (the “Term Loan”) totaling $90.0 million and a five year $10.0 million revolving credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under the Credit Facility with Silver Point Finance LLC (see below), to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by all of the Company’s subsidiaries.
     Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling 1% of the initial principal per annum ($0.9 million initially), paid

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Amounts outstanding under the Credit Agreement bear interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest rate arrangements to minimize exposure to interest rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan (see Note 11).
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
     In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.1 million of cash originally borrowed under the Credit Agreement and restricted for data center expansion to partially fund the acquisition of Jupiter and Alabanza (see Note 4 above) and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured, require no amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.
     In September 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”), refinancing its existing debt under its Credit Agreement. The Amended Credit Agreement provided the Company with an incremental $20.0 million in term loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5 % upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. The Company recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008 to reflect this extinguishment of the Credit Agreement, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
     In January 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 3 to the Amended and Restated Credit Agreement (the “January Amendment”). The January Amendment amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $16.5 million as compared to $10.0 million and requires the reduction of the $16.5 million

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to no less than $10.0 million as such indebtedness is repaid as to principal.
     At January 31, 2008, $109.5 million was outstanding under the Amended Credit Agreement and $5.0 million was outstanding under the Revolver.
      (b) Term Loans and Revolving Credit Facilities
     On April 11, 2006, we entered into a senior secured term loan and senior secured revolving credit facility (the “Credit Facility”) with Silver Point Finance LLC, (the “Lender” or “Silver Point”) to repay certain maturing debt and increase borrowing available for corporate purposes. The term loan consisted of a five year single-draw term loan in the aggregate amount of $70 million (the “SP Term Loan”). Borrowings under the SP Term Loan were guaranteed by all of the Company’s subsidiaries. During the first twelve months of the loan, we were required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we were also scheduled to make quarterly repayments of principal. The maturity date of the SP Term Loan was April 11, 2011. The Lender was entitled to prepayment of the outstanding balance under the SP Term Loan, upon the occurrence of various events, including, among others, if the Company sold assets and did not reinvest the proceeds in assets, received cash proceeds from the incurrence of any indebtedness, had excess cash, or closed an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing were not subject to the mandatory prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 11 for discussion of the valuation of this prepayment premium). The unpaid amount of the SP Term Loan and accrued interest and all other obligations could have become due and payable immediately upon occurrence and continuation of any event of default. Under the Credit Facility, the Company complied with various financial and non-financial covenants. The financial covenants included among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limited our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock.
     Outstanding amounts of the SP Term Loan bore interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. To the extent interest payable on the SP Term Loan (a) exceeded the LIBOR Rate plus 5% in year one or (b) exceeded the LIBOR Rate plus 7% for the years thereafter, such amounts that exceeded the threshold were capitalized and added to the outstanding principal amount of the SP Term Loan and incurred interest. Outstanding amounts under the revolver bore interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest was payable in arrears on the last day of the month for Base Rate loans, and the last day of the chosen interest period (one, two or three months) for LIBOR Rate loans. We were required to maintain Interest Rate Agreements constituting caps with respect to an aggregate notional principal amount of a portion of the Loan, to limit the unadjusted variable rate component of the interest costs to the Company.
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
     In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Agreement (the “Amendment”) with Silver Point. Under the Amendment, the Lenders provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the SP Term Loan. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.
     In February 2007, in connection with the Amendment, the Company issued warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share. The warrants were fair valued using the Black-Scholes option-pricing model and were recorded in our Condensed Consolidated Balance Sheets at inception as a discount to the loan amount of $2.2 million and were being amortized into interest expense over the five-year term of the Credit Facility.
The fair value of the warrants issued in connection with the issuance of the Silver Point debt (noted above) was determined using the Black-Scholes option-pricing model with the following assumptions:

	Warrant Issue Date:
	April	February
	2006	2007

Expected life (in years)	10	10
Expected volatility	101.21%	105.96%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	4.44%	4.58%
     The proceeds of the borrowings from Silver Point in April 2006 and February 2007, were allocated to the debt and the warrants by measuring each components’ relative fair value. The debt agreements were entered into at market value, and as such, the difference between the total proceeds received and the fair value of the warrants represented both the residual and relative fair value of the debt. Therefore, the debt and equity components of the arrangement were recorded at their relative fair values.
     The fair value of $9.1 million and $2.2 million for the warrants issued in April 2006 and February 2007, respectively, was recorded as additional paid-in capital and as a discount to the loan amount in our Consolidated Balance Sheets upon issuance. The loan discount amounts were being amortized into interest expense over the five-year term of the Credit Facility.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Atlantic Facility was terminated in connection with the Company’s debt refinancing in June 2007 (see Note 10(a) above).
      (e) Notes Payable to AppliedTheory Estate
     As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (“Estate Liability”) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court. At January 31, 2008, we had recorded approximately $0.5 million in accrued interest related to these notes. The Company maintains approximately $5.0 million in an escrow account necessary to repay these notes pursuant to the settlement agreement. This $5.0 million is included in “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets.
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
(11) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt (see Note 10(b)). With the interest rate cap the Company locked in a maximum variable interest rate of 6.5% that could be charged on the notional amount (which must equal a minimum of 50%of all Indebtedness, as defined in the Amended Credit Agreement) during the term of the

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement. In June 2007, upon refinancing of the Silver Point Debt (see Note 10(a)), the Company maintained the interest rate cap as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement (see Note 10 (a)). In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 10 (a)) the Company purchased a second interest rate cap totaling $10.0 million of notional amount to maintain compliance with the Amended Credit Agreement. As of January 31, 2008, the fair value of these interest rate derivatives (representing a notional amount of approximately $58.0 million at January 31, 2008) was approximately $63,700 which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and six months ended January 31, 2008 and 2007 totaled approximately $48,000 and approximately $117,000, respectively, and approximately $31,000 and $139,000, respectively. The change in fair value was charged to “Other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations.
     The Silver Point Debt carried a prepayment penalty which was determined to be an embedded derivative and was required to be separately valued from the Silver Point Debt (see Note 10 (b)). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instrumnents and Hedging Activities (“SFAS 133”), the Company calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Silver Point Debt, the total of which was included in the Condensed Consolidated Balance Sheets at the time of issuance as a discount to the Silver Point Debt with an offsetting amount included in “Other long-term liabilities”. Major assumptions used to determine the fair value of the embedded derivative included future value of the Company’s common stock and the probability of early repayment of the Silver Point Debt. In accordance with SFAS 133, amortization of the embedded derivative, calculated on a straight line basis, was included in interest expense for the three and six months ended January 31, 2007, totaling approximately $43,000 and $87,000, respectively and reduced the discount to the Silver Point Debt over its term. The value of the embedded derivative was evaluated quarterly with changes in the value of the embedded derivative recorded as an adjustment to any interest expense previously recorded and to the discount to the Silver Point Debt with an offsetting adjustment to “Other long-term liabilities”. The remaining value of the embedded derivative was charged to income upon payment of the Silver Point Debt (see Note 10b)).
(12) Commitments and Contingencies
      (a) Leases
Abandoned Leased Facilities. During the six months ended January 31, 2008, in connection with the acquisitions of Jupiter and netASPx (see Note 4), the Company recorded impairment allowances for four facilities — two in Santa Clara, CA, one in Herndon, VA and one in Minneapolis, MN. The Santa Clara facilities and the Herndon, VA facility were vacated shortly after the acquisition of Jupiter and netASPx, respectively, pursuant to a plan of closure and relocation. The Minneapolis office space was underutilized at the date of acquisition of netASPx and the recorded impairment allowance reflects this underutilized space. The total impairment allowances related to these facilities totals approximately $0.7 million. During the six months ended January 31, 2007, we recorded lease impairment recoveries of approximately $0.3 million due to revisions in sublease assumptions for previously abandoned facilities.
     All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other” in the accompanying Condensed Consolidated Statements of Operations.
     Details of activity in the lease exit accrual by geographic region for the six months ended January 31, 2008 are as follows (in thousands):

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Purchase
	Balance		Accounting	Payments,	Balance
	July 31,	Expense	and Other	less accretion	January
Lease Abandonment Costs for:	2007	(Recovery)	Adjustments	of interest	31, 2008
Andover, MA	$406	—	—	$(77)	$329
Chicago, IL	409	—	—	(50)	359
Houston, TX	481	—	—	(188)	293
Syracuse, NY	212	—	—	(179)	33
Santa Clara, CA	—	—	170	(47)	123
Herndon, VA	—	—	527	(50)	477
Minneapolis, MN	—	—	12	—	12

	$1,508	$—	$709	$(591)	$1,626

     Minimum annual rental commitments under operating leases and other commitments are as follows as of January 31, 2008:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5

	(In thousands)
Short/Long-term debt	$120,879	$12,479	$1,100	$1,100	$1,100	$1,100	$104,000
Interest on debt(a)	51,105	10,052	9,479	9,399	9,319	9,242	3,614
Capital leases	32,137	5,563	4,129	3,230	2,821	2,775	13,619
Bandwidth commitments	4,012	2,079	1,149	784	—	—	—
Property leases(b)	66,595	11,327	9,632	6,083	5,616	5,590	28,347

	$274,728	$41,500	$25,489	$20,596	$18,856	$18,707	$149,580

(a)	Interest on long-term debt assumes rate is fixed at 8.6%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2008, restricted cash of approximately $1.8 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
      (b) Legal Matters
      IPO Securities Litigation
          In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Briefing in connection with the renewed class certification proceedings is ongoing, and plaintiffs’ reply brief is currently to be filed by March 28, 2008. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints. Defendants have filed motions to dismiss the Amended Complaints, and briefing on those motions is complete. The Class Action Litigation is not one of the Focus Cases.
          On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference is currently scheduled for April 28, 2008.
          We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Other litigation
          In November 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts. In connection with this move, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.
          In November 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage. The total damages claimed approximate $5.0 million. In January 2008, the Company was served notice of another plaintiff seeking a class status for the customers affected by the service outage. The purported class includes Alabanza direct customers and entities that purchased hosting services from those direct customers. The total damages claimed approximate $10.0 million. The Company believes that the potential plaintiffs in both class actions may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
(13) Income Tax Expense

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company recorded $0.5 million and $0.3 million of deferred income tax expense during the three months ended January 31, 2008 and 2007, respectively. The Company recorded $0.9 million and $0.6 million of deferred income tax expense during the six months ended January 31, 2008 and 2007, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge acquisition, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the acquisition of the assets of Alabanza and iCommerce during the six months ended January 31, 2008. The acquired goodwill and intangible assets for both acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
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
(14) Preferred Stock
     In connection with the acquisition of netASPx (see Note 4), the Company issued 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was initially recorded at its fair value at the date of issue of $24.9 million. The Series A Preferred accrues payment-in-kind (“PIK”) dividends at 8% per annum, increasing to 10% per annum in September 2008 and 12% per annum in March 2009. In December 2007, the Company issued 62,500 shares of Series A Preferred as dividends. The Series A Preferred is convertible into common shares of the Company, at the option of the holder, at any time after 18 months from date of issuance at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments. The Series A Preferred carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations, as defined. The Series A Preferred is redeemable by the Company at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Series A Preferred is redeemable at the option of the holders at the then applicable redemption price. For matters that require stockholder approval, the holders of the Series A Preferred are entitled to vote as one class together with the holders of common stock on an “as-converted”

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
basis.
(15) Related Party Transactions
     During the three and six months ended January 31, 2008 and 2007, respectively the Company generated revenue from three related parties, totaling approximately $72, 000 and $147,000 and $82,000 and $176,000, respectively. One of the related parties, ClearBlue Technologies (UK) Limited is controlled by the Company’s Chairman of the Board of Directors. The other related parties are affiliates of the Company’s Chairman of the Board of Directors and its Chief Executive Officer, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1.A. “Risk Factors” and in our annual report on Form 10-K and our quarterly report on Form 10-Q filed on December 17, 2007 under Item 1.A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
     We currently operate in 15 data centers in the United States and two data centers in the United Kingdom. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
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
     During the six months ended January 31, 2008 and in past years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with Clear Blue Technologies Management, Inc.; in February 2003, we acquired Avasta; in April 2003, we acquired Conxion Corporation; in May 2003, we acquired assets of Interliant; in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of Clear Blue Technologies, Inc.; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited (“NaviSite India”), a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and E-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
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
Results of Operations for the Three and Six Months Ended January 31, 2008 and 2007
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenue, net	99.7%	99.7%	99.8%	99.7%
Revenue, related parties	0.3%	0.3%	0.2%	0.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue, excluding depreciation and amortization	55.9%	57.8%	56.8%	57.2%
Depreciation and amortization	13.4%	10.2%	12.5%	10.5%

Total cost of revenue	69.3%	68.0%	69.3%	67.7%

Gross profit	30.7%	32.0%	30.7%	32.3%

Operating expenses:
Selling and marketing	13.2%	14.0%	13.7%	13.4%
General and administrative	14.1%	19.4%	14.8%	19.0%
Impairment, restructuring and other	—	—	—	(0.5)%

Total operating expenses	27,.3%	33.4%	28.5%	31.9%

Income (loss) from operations	3.5%	(1.4)%	2.2%	0.4%

Other income (expense):
Interest income	0.2%	0.1%	0.2%	0.1%
Interest expense	(7.7)%	(10.6)%	(7.6)%	(10.9)%
Loss on debt extinguishment	—	—	(2.2)%	—
Other income (expense), net	0.5%	0.2%	0.6%	0.4%

Loss from continuing operations before income taxes and discontinued operations	(3.6)%	(11.7)%	(6.7)%	(10.0)%
Income taxes	(1.3)%	(1.0)%	(1.2)%	(1.0)%

Loss from continuing operations before discontinued operations	(4.9)%	(12.6)%	(7.9)%	(11.1)%
Discontinued operations, net of income taxes	(0.6)%	—	(0.7)%	—

Net loss	(5.5)%	(12.6)%	(8.7)%	(11.1)%
Accretion of preferred stock dividends	(1.9)%	—	(1.5)%	—

Net loss attributable to common stockholders	(7.4)%	(12.6)%	(10.2)%	(11.1)%

   Comparison of the Three and Six Months Ended January 31, 2008 and 2007
Revenue
     We derive our revenue from managed IT services, including hosting, colocation and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended January 31, 2008 increased 28.8% to approximately $38.9 million from approximately $30.2 million for the three months ended January 31, 2007. The overall growth of approximately $8.7 million in revenue was mainly due to increased sales to new and existing legacy NaviSite customers consistent with the Company’s growth objectives and its increased selling efforts; and the full quarter impact on revenue from companies acquired in August, September and October of 2007. Revenue from related parties during the three months ended January 31, 2008 and 2007 totaled $72,000 and $82,000, respectively.
     Total revenue for the six months ended January 31, 2008 increased 27.7% to approximately $75.0 million from approximately $58.7 million for the six months ended January 31, 2007. The overall growth of approximately $16.3 million was mainly due to increased sales to new and existing legacy NaviSite customers consistent with the Company’s growth objectives and its increased selling efforts; and increased revenue from companies acquired in August, September and October of 2007. Revenue from related parties during the six months ended January 31, 2008 and 2007 totaled $147,000 and $176,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2008 increased approximately 31.2% to $27.0 million during the three months ended January 31, 2008 from approximately $20.6 million during the three months ended January 31, 2007. As a percentage of revenue, total cost of revenue increased to 69.3% during the three months ended January 31, 2008 from 68.0% in the during the three months ended January 31, 2007. The overall increase of approximately of $6.4 million was primarily due to higher costs necessary to support the increase in revenue of $8.7 million. Incremental costs of revenue consisted of higher salaries and related costs (including travel expenses) of approximately $1.9 million, increased stock compensation costs of approximately $0.4 million, increased amortization expense of approximately $1.2 million resulting from the acquisitions of Alabanza, Jupiter, netASPx and iCommerce during fiscal year 2008, increased depreciation expense of approximately $0.9 million, increased costs related to billable expenses totaling approximately $0.4 million, increased facilities related expense of approximately $0.7 million, increased utility costs of approximately $0.4 million, higher bandwidth costs of $0.7 million, increased software and hardware maintenance of approximately $0.2, million increased external services costs of approximately $0.3 million, higher telecommunications costs of $0.1 million and costs incurred related to the integration of companies acquired in fiscal year 2008 of $0.1 million. These incremental expenses totaled approximately $7.3 million and were partially offset by the resolution of a previously estimated utility charge for approximately $0.8 million less than originally anticipated and accrued.
     Total cost of revenue during the six months ended January 31, 2008, increased approximately 30.7% to $52.0 million from approximately $39.8 million during the six months ended January 31, 2007. As a percentage of revenue, total cost of revenue increased to 69.3% of revenue during the six months ended January 31, 2008 from 67.7% of revenue during the six months ended January 31, 2007. The overall increase of approximately $12.2 million was primarily due to higher costs necessary to support the increase in revenue of $16.3 million during the six months ended January 31, 2008. Incremental costs of revenue consisted of higher salaries and related costs (including travel expenses) of approximately $4.5 million, increased stock compensation costs of approximately $0.7 million, increased amortization expense of approximately $1.8 million resulting from the acquisitions of

Alabanza, Jupiter, netASPx and iCommerce during fiscal year 2008, increased depreciation expense of approximately $1.4 million, increased costs related to billable expenses totaling approximately $0.4 million, increased facilities related expenses of approximately $1.1 million, increased utility costs of approximately $1.0 million, higher bandwidth costs of $1.0 million, increased software and hardware maintenance and licensing costs of approximately $0.2 million, increased external services costs of approximately $0.4 million, higher telecommunications costs of $0.1 million and costs incurred related to the integration of companies acquired in fiscal year 2008 of $0.4 million. Incremental expenses during the six months ended January 31, 2008 compared to the six months ended January 31, 2007 totaled approximately $13.0 million and were partially offset by the resolution of a previously estimated utility charge for approximately $0.8 million less than originally anticipated and accrued.
     Gross profit of approximately $12.0 million for the three months ended January 31, 2008 increased approximately $2.3 million, or 23.9%, from a gross profit of approximately $9.7 million for the three months ended January 31, 2007.  Gross profit for the three months ended January 31, 2008 represented 30.7% of total revenue, compared to 32.0% of total revenue for the three months ended January 31, 2007. Gross profit was negatively impacted during the three months ended January 31, 2008 by higher amortization costs during the three months ended January 31, 2008 and by increased professional services business (which carries overall lower gross profit) during the three months ended January 31, 2008 compared to the three months ended January 31, 2007.
     Gross profit of approximately $23.0 million for the six months ended January 31, 2008 increased approximately $4.1 million, or 21.5%, from a gross profit of approximately $18.9 million for the six months ended January 31, 2007. Gross profit for the six months ended January 31, 2008 represented 30.7% of total revenue, as compared to 32.3% of total revenue for the six months ended January 31, 2007. Gross profit was negatively impacted during the six months ended January 31, 2008 by higher amortization costs during the six months ended January 31, 2008 and by increased professional services business (which carries overall lower gross profit) during the six months ended January 31, 2008 compared to the six months ended January 31, 2007.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 21.1% to approximately $5.1 million, or 13.2% of total revenue, during the three months ended January 31, 2008 from approximately $4.2 million, or 14.0% of total revenue, during the three months ended January 31, 2007. The increase of approximately $0.9 million resulted primarily from the increased salary and related headcount expenses of $0.5 million, increased stock compensation expense of approximately $0.1 million, increased travel related expenses supporting our sales teams totaling $0.2 million and increased marketing expenses of approximately $0.1 million.
     Selling and marketing expense increased 30.8% to approximately $10.3 million, or 13.7% of total revenue, during the six months ended January 31, 2008 from approximately $7.9 million, or 13.4% of total revenue during the six months ended January 31, 2007. The increase of approximately $2.4 million resulted primarily from the increased salary and related headcount expenses of $2.0 million, increased stock compensation expense of approximately $0.2 million and increased travel related expenses supporting our sales teams totaling $0.2 million.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 6.1% to approximately $5.5 million, or 14.1% of total revenue, during the three months ended January 31, 2008 from approximately $5.9 million, or 19.4% of total revenue, during the three months ended January 31, 2007. The decrease of approximately $0.4 million was primarily attributable to lower transaction related costs totaling approximately $1.1 million, offset by increases in bad debt expense totaling $0.1 million, increased legal and professional fees of $0.4 million and increased non-income tax expenses of approximately $0.2 million.
     General and administrative expense decreased 0.3% to approximately $11.1 million, or 14.8% of total revenue, during the six months ended January 31, 2008 from approximately $11.2 million, or 19.0% of total revenue, during the six months ended January 31, 2007. The decrease of approximately $0.1 million was primarily attributable to lower transaction related costs totaling approximately $1.3 million, offset by increases in bad debt expense totaling $0.2 million, increased facilities related expenses of $0.5 million, increased legal and professional fees of $0.4 million and increased non-income tax expenses of approximately $0.2 million.
Operating Expenses — Impairment
     No impairment charges were recorded during the six months ended January 31, 2008.
     We recorded a reduction in expense of $0.3 million during the six months ended January 31, 2007, primarily due to revised assumptions due to securing a sublease of an impaired facility.
Interest Income
     During the three months ended January 31, 2008, interest income increased to approximately $63,000 from $42,000 during the three months ended January 31, 2007. The increase of $21,000 for the three months ended January 31, 2008 is mainly due to higher levels of average cash balances during the three months ended January 31, 2008 compared to the three months ended January 31, 2007.
     During the six months ended January 31, 2008, interest income increased to approximately $177,000 from $84,000 during the six months ended January 31, 2007. The increase of $93,000 for the six months ended January 31, 2008 is mainly due to higher levels of average cash balances during the six months ended January 31, 2008 compared to the six months ended January 31, 2007.
Interest Expense
     During the three months ended January 31, 2008, interest expense decreased to approximately $3.0 million from approximately $3.2 million for the three months ended January 31, 2007. The decrease of $0.2 million for the three months ended January 31, 2008 is primarily due to a lower average cost of money reflective of our refinancing of our long-term debt completed in June 2007 and amended in September 2007, partially offset by higher balances outstanding during the three months ended January 31, 2008 compared to the three months ended January 31, 2007.
     During the six months ended January 31, 2008, interest expense decreased to approximately $5.7 million from approximately $6.4 million for the six months ended January 31, 2007. The decrease of $0.7 million for the six months ended January 31, 2008 is primarily due to a lower average cost of money reflective of our refinancing of our long-term debt completed in June 2007 and amended in September 2007, partially offset by higher balances outstanding during the six months ended January 31, 2008 compared to the six months ended January 31, 2007.
Loss on debt extinguishment
     During the six months ended January 31, 2008, the Company recorded a loss on debt extinguishment of approximately $1.7 million in connection with the refinancing of its Credit Agreement completed in September 2007. The total amount of the loss on debt extinguishment consisted of unamortized transaction fees and expenses related to the prior refinancing of the Company’s long-term debt in June 2007.
Other Income (Expense), Net
     Other income (expense), net was approximately $202,000 during the three months ended January 31, 2008, compared to other income (expense), net of approximately $54,000 during the three months ended January 31, 2007. The Other income (expense), net recorded during the three months ended January 31, 2008 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.
     Other income (expense), net was approximately $477,000 during the six months ended January 31, 2008, compared to other income (expense), net of approximately $246,000 during the six months ended January 31, 2007. The Other income (expense), net recorded during the six months ended January 31, 2008 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.

Income Tax Expense
     The Company recorded $0.5 million and $0.3 million of deferred income tax expense during the three months ended January 31, 2008 and 2007, respectively. The Company recorded $0.9 million and $0.6 million of deferred income tax expense during the six months ended January 31, 2008 and 2007, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions is amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The increase of $0.2 million and $0.3 million, respectively, for the three and six months ended January 31, 2008, in deferred income tax expense results from increased tax amortization related to goodwill resulting from the acquisitions completed during the six months ended January 31, 2008. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of January 31, 2008, our principal sources of liquidity included cash and cash equivalents of $4.9 million and a revolving credit facility of $10.0 million provided under our Credit Agreement ($5.0 million available at January 31, 2008). We had a working capital deficit of $8.4 million, including cash and cash equivalents of approximately $4.9 million at January 31, 2008, as compared to working capital of $10.6 million, including cash and cash equivalents of $11.7 million, at July 31, 2007.
     The total net change in cash and cash equivalents for the six months ended January 31, 2008 was a decrease of $6.8 million. The primary uses of cash during the six months ended January 31, 2008 included $5.6 million for purchases of property and equipment, approximately $5.2 million in repayments of notes payable and capital lease obligations, $1.1 million of payments for debt issuance costs, $31.3 million used for acquisitions, net of cash acquired, $1.0 million used for operations and $0.6 million used for discontinued operations. Our primary sources of cash during the six months ended January 31, 2008 were $1.5 million in proceeds from exercise of stock options and warrants, $27.9 million in borrowings on notes payable and $8.6 million related to the release of restricted cash.
     Net cash used in operating activities of $1.0 million during the three months ended January 31, 2008, resulted primarily from approximately $15.2 million of non-cash charges, which was partially offset by funding our $5.9 million loss from continuing operations before discontinued operations and a $10.3 million use of cash related to net changes in operating assets and liabilities. During the six months ended January 31, 2008, the Company entered into a deposit agreement to secure additional data center space in the U.K, totaling $5.0 million (which is reflected as a $5.0 million use of cash and is included in the total use of cash related to net changes in operating assets and liabilities of $10.3 million).
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR rate plus 4.0% or the Base Rate, as defined in the credit agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.5%. Interest becomes due and is payable quarterly in arrears. At January 31, 2008, the Company had $5.0 million outstanding on the revolving credit facility.
     The Company believes that it has sufficient liquidity to support its operations over the remainder of the fiscal year and for the foreseeable future with its cash resources and committed lines of credit as of January 31, 2008.
Recent Accounting Pronouncements
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 during the three months ended January 31, 2007. The adoption of FIN 48 did not have a material impact to our consolidated financial position or results of operations.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations,” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS 141R will have on our consolidated financial condition and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial condition and results of operations.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2008, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5

	(In thousands)
Short/Long-term debt(a)	$120,879	$12,479	$2,200	$2,200	$104,000
Interest on debt(b)	51,105	10,052	18,878	18,561	3,614
Capital leases	32,137	5,563	7,359	5,596	13,619
Bandwidth commitments	4,012	2,079	1,933	—	—
Property leases	66,595	11,327	15,715	11,206	28,347

	$274,728	$41,500	$46,085	$37,563	$149,580

(a)	Interest on long-term debt assumes rate is fixed at 8.6%.

]

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
Off-Balance Sheet Financing Arrangements
     The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts impairment of long-lived assets, goodwill and other intangible assets, stock-based compensation, impairment costs and income taxes. Management reviews its estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.
     Revenue Recognition The Company derives its revenue from monthly fees for web site and internet application management and hosting, co-location services and professional services. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Revenue is recognized as services are performed in accordance with all applicable revenue recognition criteria.
     Application management, hosting and co-location services are billed and recognized as revenue over the term of the contract, generally one to three years, based on actual customer usage. Installation fees associated with application management, hosting and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Installation fees generally consist of fees charged to set-up a specific technological environment for a customer within a NaviSite data center. In instances where payment for a service is received in advance of performing those services, the related revenue is deferred until the period in which such services are performed.
     Professional services revenue is recognized on a time and materials basis as the services are performed for time and materials type contracts or on a percentage of completion method for fixed price contracts. The Company estimates percentage of completion using the ratio of hours incurred on a contract to the projected hours expected to be incurred to complete the contract. Estimates to complete contracts are prepared by project managers and reviewed by management each month. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined as the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represent revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.
     Existing customers are subject to initial and ongoing credit evaluations based on credit reviews performed by the Company and subsequent to beginning as a customer,. payment history and other factors, including the customer’s financial condition and general economic trends. If it is determined subsequent to our initial evaluation at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received as collectability is not considered probable at the time the services are performed.
     Allowance for Doubtful Accounts We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 2% of all other customer balances. Historically, the Company’s estimates have been consistent with actual results. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.04 million to $0.07 million decrease to income from continuing operations.
     Impairment of Long-lived Assets and Goodwill and Other Intangible Assets. We review our long-lived assets, subject to amortization and depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Long-lived and other intangible assets include customer lists, customer contract backlog, developed technology, vendor contracts, trademarks, non-compete agreements and property and equipment. Factors we consider important that could trigger an impairment review include:
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
          Recoverability is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows expected to be generated by the use and disposal of the asset are less than its carrying value, and therefore, impaired, the impairment loss recognized would be measured by the amount by which the carrying value of the assets exceeds its fair value. Fair value is determined based on discounted cash flows or values determined by reference to third party valuation reports, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses.
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management primarily uses third party valuation firms to assist in its determination of the fair value of assets subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our estimates of the Company’s reporting unit(s)’ projected performance for purposes of impairment testing differ materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2007 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At January 31, 2008 and July 31, 2007, the carrying value of goodwill and other intangible assets totaled $105.0 million and $50.9 million, respectively.
     Impairment costs The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of January 31, 2008, the Company’s accrued lease impairment balance totaled approximately $1.6 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10% — 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.3 million.
      Stock-Based Compensation Plans
     On August 1, 2005, the first day of the Company’s fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company measured options, granted prior to August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six-month periods ended January 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), the Company uses the Black-Scholes option-pricing model (“Black-Scholes model”). In utilizing the Black-Scholes model, the Company is required to make certain estimates in order to determine the grant-date fair value of equity awards. These estimates can be complex and subjective and include the expected volatility of the Company’s common stock, our divided rate, a risk-free interest rate, the expected term of the equity award and the expected forfeiture rate of the equity award. Any changes in these assumptions may materially affect the estimated fair value of our recorded stock-based compensation.
Income Taxes Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at January 31, 2008 totaled $140.6 million, $140.6 million and $1.5 million, respectively. A 5% reduction in the Company’s current valuation allowance would result in an income tax benefit of approximately $4.4 million for the reporting period.
     In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured term credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at January 31, 2008 was limited mainly to LIBOR on our outstanding term loans on our senior secured term credit facility. At January 31, 2008 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.3 million increase in our interest expense under our senior secured credit facility for the fiscal quarter ended January 31, 2008.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
IPO Securities Litigation

          In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Briefing in connection with the renewed class certification proceedings is ongoing, and plaintiffs’ reply brief is currently to be filed by March 28, 2008. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints. Defendants have filed motions to dismiss the Amended Complaints, and briefing on those motions is complete. The Class Action Litigation is not one of the Focus Cases.
          On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference is currently scheduled for April 28, 2008.
          We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Other litigation
          In November 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts. In connection with this move, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.

          In November 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage. The total damages claimed approximate $5.0 million. In January 2008, the Company was served notice of another plaintiff seeking a class status for the customers affected by the service outage. The purported class includes Alabanza direct customers and entities who purchased hosting services from those direct customers. The total damages claimed approximate $10.0 million. The Company believes that the potential plaintiffs in both class actions may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007. The risk factors below were disclosed on our Annual Report on Form 10-K and are being updated as set forth below.
          We have a history of losses and may never achieve or sustain profitability. We have never been profitable and may never become profitable. As of January 31, 2008, we had incurred losses since inception resulting in an accumulated deficit of approximately $502.3 million. During the three months ended January 31, 2008, we had a net loss attributable to common stockholders of approximately $2.9 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.
          Our financing agreement with a syndicated group (the “Credit Agreement”) includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business. As of March 12, 2008, we owed approximately $114.2 million under the Credit Agreement. The Credit Agreement:
•	restricts our ability to create, incur, assume, or permit to exist any additional indebtedness, excluding certain limited exemptions;

•	restricts our ability to create, incur, assume or permit to exist any lien on any of our assets, excluding certain limited exemptions;

•	restricts our ability to make investments, with certain limited exemptions;

•	requires that we meet financial covenants for leverage, fixed charges and capital expenditures;

•	restricts our ability to enter into any transaction of merger or consolidation, excluding certain limited exemptions;

•	restricts our ability to sell assets or purchase or otherwise acquire the property of any person, excluding certain limited exemptions;

•	restricts our ability to authorize, declare or pay dividends, excluding certain limited exemptions;

•	restricts our ability to enter into any transaction with any affiliate except on terms and conditions that are at least as favorable to us as those that could reasonably be obtained in a comparable arm’s-length transaction with a person who is not an affiliate; and

•	restricts our ability to amend our organizational documents.

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
          We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption requirement of our Preferred Stock. Our Series A Convertible Preferred Stock has redemption rights which could require us to redeem any or all of the issued and outstanding Preferred Stock. We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption requirement, which financing may not be available on favorable terms or at all. In additional, our financing agreement with a syndicated group of lenders restricts our ability to incur additional indebtedness, which could negatively affect our ability to fulfill our obligations to the holders of the Preferred Stock.
          Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions. Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors, LLC’s two managing members, together with Atlantic Investors, LLC owned approximately 43% of our outstanding capital stock as of January 31, 2008. As of January 31, 2008, Atlantic Investors, LLC’s ownership alone was approximately 36% on a fully diluted basis. Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC, together have significant power in the election of our Board of Directors. Regardless of how our other stockholders may vote, Atlantic Investors, LLC, Unicorn Worldwide Holdings and Madison Technology acting together may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.
          Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings. In connection with a financing agreement with Silver Point Finance LLC, we issued warrants to SPCP Group, LLC and SPCP Group III LLC, two affiliates of Silver Point Finance LLC, to purchase an aggregate of 3,930,136 shares of our Common Stock. If the warrants are exercised, Silver Point Finance LLC may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of January 31, 2008, SPCP Group, LLC and SPCP Group III LLC have exercised the warrants in part to acquire 2,730,005 shares of our Common Stock and warrants for the purchase of 1,200,131 shares of our Common Stock remain outstanding.
          In connection with our acquisition of netASPx, Inc. we issued 3,125,000 shares of our Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) to the former stockholders of netASPx, Inc. In addition, additional shares of Series A Convertible Preferred Stock have been and will be issued to the former shareholders of netASPx, Inc. as in-kind dividends that accrue on the outstanding Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may be converted into shares of our Common Stock by the holders after the earlier of (i) March 15, 2009 and (ii) any default date. No default has occurred and the Series A Convertible Preferred Stock is not currently convertible into shares of our Common Stock. If converted, the shares of Series A Convertible Preferred Stock convert into the number of shares of Common Stock determined by dividing the redemption price per share of the Series A Convertible Preferred Stock by the conversion price applicable to such shares, which, as of March 12, 2008, would result in one share of Common Stock being issued upon the conversion of one share of Series A Convertible Preferred Stock. The conversion price and the redemption price are subject to adjustment. However, in no event shall the number of shares of Common Stock to be issued upon the conversion of the Series A Convertible Preferred Stock equal or exceed 6,692,856 (which represents 19.9% of the outstanding shares of our Common Stock on September 10, 2007)

without the approval of our stockholders in accordance with the applicable rules and regulations of The NASDAQ Stock Market.
          Our stockholders will also experience dilution to the extent that additional shares of our Common Stock are issued in potential future acquisitions or financings or otherwise.
Item 4. Submission of Matters to a Vote of Security Holders
          At the 2007 Annual meeting of Stockholders of the Company (the “Annual Meeting”) held on December 12, 2007, the following matters were acted upon by the stockholders of the Company:
1.	The election of five members of the Board of Directors of the Company to serve for a one-year term;

2.	The amendment and restatement of the Company’s 1999 Employee Stock Purchase Plan, as amended, to (i) increase the number of shares of Common Stock issuable thereunder by 500,000 shares and (ii) decrease the number of offering periods per year from four to two; and

3.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
          As of the record date of October 22, 2007, the number of shares of Common Stock issued, outstanding and eligible to vote was 34,022,692 and the number of shares of Series A Convertible Preferred Stock issued, outstanding and entitled to be vote was 3,125,000. Holders of Common Stock and Series A Preferred Stock are both entitled to one vote per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of five members of the Board of Directors:
Andrew Ruhan	33,995,014.91	389,989	N/A	N/A	N/A
Arthur P. Becker	33,996,846.91	388,157	N/A	N/A	N/A
James Dennedy	33,454,880.91	930,123	N/A	N/A	N/A
Larry Schwartz	33,455,880.91	929,123	N/A	N/A	N/A
Thomas R. Evans	33,503,517.91	880,786	N/A	N/A	N/A
The amendment and restatement of the Employee Stock Purchase Plan:	15,707,035.91	N/A	1,029,650	1,129	0
Ratification of Independent Registered Accounting Firm:	34,301,089.91	N/A	81,582	2,332	0
Item 5. Other Information
          During the quarter ended January 31, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits
          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	NaviSite, Inc. Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed November 13, 2007 (File No. 000-27597).

10.2	Waiver No. 2, dated as of November 2, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Landers and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

10.3	Amendment, Waiver and Consent Agreement No. 3, dated as of January 31, 2008, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.