Form 10-Q
period 2008-04-30
NAVISITE INC
filed 2008-06-23
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 6, 2008, there were 35,079,985 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2008

Page
Number
Part I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5. Other Information	42

Item 6. Exhibits	42
EX-10.1 Offer of Employment to (Mark Clayman)
EX-10.2 Separation Agreement by (Mark Clayman)
EX-10.3 Offer of Employment to (Nasir Cochinwala)
EX-10.4 Separation Agreement by (Nasir Cochinwala)
EX-10.5 Amendment and Consent Agreement No. 4 dated June 20, 2008
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,938	$11,701
Accounts receivable, less allowance for doubtful accounts of $713 and $781 at April 30, 2008 and July 31, 2007, respectively	20,050	15,051
Unbilled accounts receivable	2,018	920
Prepaid expenses and other current assets	15,583	15,975

Total current assets	42,589	43,647
Property and equipment, net	37,950	15,841
Intangible assets	33,012	7,755
Goodwill	64,712	43,159
Other assets	3,883	4,158
Restricted cash	1,837	1,684

Total assets	$183,983	$116,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	7,233	1,063
Notes payable to the AppliedTheory Estate	6,000	6,000
Capital lease obligations, current portion	3,009	1,829
Accounts payable	7,376	3,913
Accrued expenses and other current liabilities	14,936	15,494
Deferred revenue, deferred other income and customer deposits	4,045	4,737

Total current liabilities	42,599	33,036
Capital lease obligations, less current portion	15,283	1,030
Accrued lease abandonment costs, less current portion	579	645
Deferred tax liability	5,097	3,685
Other long-term liabilities	4,593	2,612
Note payable, less current portion	108,125	89,100

Total liabilities	176,276	130,108

Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; issued and outstanding: 3,255 at April 30, 2008; 0 shares at July 31, 2007	26,750	—

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 35,052 at April 30, 2008 and 33,506 at July 31, 2007	350	335
Accumulated other comprehensive income	321	381
Additional paid-in capital	484,291	481,199
Accumulated deficit	(504,005)	(495,779)

Total stockholders’ equity (deficit)	7,707	(13,864)

Total liabilities and stockholders’ equity (deficit)	$183,983	$116,244

     See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Revenue, net	$39,249	$32,664	$114,112	$91,225
Revenue, related parties	73	84	220	260

Total revenue, net	39,322	32,748	114,332	91,485

Cost of revenue, excluding depreciation and amortization	21,767	18,710	64,360	52,304
Depreciation and amortization	5,526	3,204	14,928	9,399

Cost of revenue	27,293	21,914	79,288	61,703

Gross profit	12,029	10,834	35,044	29,782

Operating expenses:
Selling and marketing	4,538	4,274	14,814	12,129
General and administrative	5,530	5,508	16,650	16,662
Impairment, restructuring and other	—	—	—	(287)

Total operating expenses	10,068	9,782	31,464	28,504

Income from operations	1,961	1,052	3,580	1,278

Other income (expense):
Interest income	38	79	214	163
Interest expense	(3,179)	(3,307)	(8,845)	(9,735)
Loss on debt extinguishment	—	—	(1,651)	—
Other income (expense), net	70	110	547	356

Loss from continuing operations before income taxes and discontinued operations	(1,110)	(2,066)	(6,155)	(7,938)

Income taxes	(501)	(293)	(1,414)	(880)

Loss from continuing operations before discontinued operations	(1,611)	(2,359)	(7,569)	(8,818)

Loss from discontinued operations, net of income taxes	(106)	—	(657)	—

Net loss	(1,717)	(2,359)	(8,226)	(8,818)

Accretion of preferred stock dividends	(757)	—	(1,877)	—

Net loss attributable to common stockholders	(2,474)	(2,359)	(10,103)	(8,818)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.07)	$(0.08)	$(0.27)	$(0.29)
Loss from discontinued operations, net of income taxes	—	—	(0.02)	—

Net loss attributable to common stockholders	$(0.07)	$(0.08)	$(0.29)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	35,033	31,128	34,605	29,947

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,	April 30,
	2008	2007
Cash flows from operating activities of continuing operations:
Net loss	$(8,226)	$(8,818)
Loss from discontinued operations	657	—

Loss from continuing operations before discontinued operations	(7,569)	(8,818)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	15,558	10,285
Mark to market for interest rate cap	119	164
Costs (recoveries) associated with abandoned leases	—	(287)
Amortization of warrants	—	1,642
Gain on disposal of assets	(1)	—
Stock based compensation	3,227	2,686
Provision for bad debts	308	—
Deferred income tax expense	1,414	880
Loss on debt extinguishment	1,651	—
Changes in operating assets and liabilities:
Accounts receivable	(1,165)	(3,865)
Unbilled accounts receivable	(1,072)	(665)
Due from related party	—	30
Prepaid expenses and other current assets, net	(6,958)	(509)
Long term assets	39	583
Accounts payable	2,558	(1,020)
Long-term liabilities	120	2,636
Accrued expenses, deferred revenue and customer deposits	(5,525)	(574)

Net cash provided by operating activities of continuing operations	2,704	3,168

Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(8,783)	(5,107)
Cash used for acquisitions, net of cash acquired	(31,364)	—
Releases of (transfers to) restricted cash	8,563	(2)
Proceeds from the sale of assets	1	—

Net cash used for investing activities of continuing operations	(31,583)	(5,109)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	1,532	1,929
Proceeds from notes payable	28,881	5,517
Repayment of notes payable	(3,686)	(2,411)
Debt issuance costs	(1,112)	—
Payments on capital lease obligations	(2,842)	(1,830)

Net cash provided by financing activities of continuing operations	22,773	3,205

Cash used for operating activities of discontinued operations	(657)	—

Net (decrease) increase in cash and cash equivalents	(6,763)	1,264
Cash and cash equivalents, beginning of period	11,701	3,360

Cash and cash equivalents, end of period	$4,938	$4,624

	Nine Months Ended
	April 30,	April 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,293	$6,617
Equipment and leasehold improvements acquired under capital leases	$16,950	$1,932
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At April 30, 2008, NaviSite had 17 state-of-the-art data centers in the U.S. and U.K. and a network operations center in India. Substantially all revenue is generated from customers in the U.S.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 9, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2008.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation, the determination of the deferred tax valuation allowance, the determination of certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.
     (c) Revenue Recognition
     Revenue, net consists of monthly fees for application management services, managed hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net and cost of revenue. Application management, managed hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years. Installation and up-front fees associated with application management, managed hosting solutions and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.
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
     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as professional services, installation and hosting services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and generally is recognized ratably over the term of the arrangement.
     (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $6.8 million and $15.4 million as of April 30, 2008 and July 31, 2007, respectively, including $5.0 million and $13.7 million as of April 30, 2008 and July 31, 2007, respectively, that is classified as short-term in the Condensed Consolidated Balance Sheets and is included in “Prepaid expenses and other current assets”. Restricted cash at April 30, 2008 represents cash held in escrow related to our note payable to the AppliedTheory Estate (see Note 10(e)) and cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
     (e) Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements and assets acquired under capital leases that transfer ownership are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Assets acquired under capital leases that do not transfer ownership or contain a bargain purchase option are amortized over the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable, and accrued expenses. As of April 30, 2008, the carrying cost of these instruments approximated their fair value. The financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base.
     (h) Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income, primarily foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets as a component of Stockholders’ Equity (Deficit), “Accumulated other comprehensive income.” For the three and nine months ended April 30, 2008, comprehensive loss totaled approximately $1.8 million and $8.3 million, respectively. For the three and nine months ended April 30, 2007, comprehensive loss totaled approximately $2.3 million and $8.7 million, respectively.
     (i) Income Taxes
     We account for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company issued stock options for the purchase of approximately 0.3 million and 1.7 million shares of common stock during the three and nine months ended April 30, 2008, respectively, at a weighted average exercise price per share of $3.26 and $6.63, respectively. During the three and nine months ended April 30, 2007, the Company issued stock options for the purchase of approximately 0.8 million and 2.0 million shares, respectively, of common stock at a weighted average exercise price of $5.90 and $4.85 per share, respectively.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Expected life (years)	2.5	2.5	2.5	3.10
Expected volatility	79.36%	93.88%	83.07%	101.04%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.17%	4.57%	3.49%	4.58%
     Stock compensation expense related to stock options recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Cost of revenue	$189	$364	$1,381	$887
Selling and marketing	115	171	543	372
General and administrative	138	317	771	1,427

Total	$442	$852	$2,695	$2,686

     Non-vested Shares
     During the nine months ended April 30, 2008, the Company granted approximately 0.2 million non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions which lapse as the employees provide service as to one-third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, the restrictions may lapse on earlier date as to 100% of the shares if the Company achieves certain revenue and EBITDA targets for its 2008 fiscal year. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Compensation expense related to non-vested shares is recognized ratably over the expected requisite service period related to the non-vested shares. During the three and nine months ended April 30, 2008, approximately $201 thousand and $457 thousand of compensation expense was recognized in general and administrative expense in the accompanying condensed consolidated statement of operations related to these non-vested shares. For accounting purposes, the non-vested shares are excluded from our issued and outstanding share amounts presented in our condensed consolidated balance sheet at April 30, 2008.
     Employee Stock Purchase Plan
     NaviSite’s 1999 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in October 1999. A total of 6,666 shares of the Company’s common stock, as adjusted, were originally reserved for issuance, thereunder. An amendment to increase the number of shares reserved for issuance under the ESPP to 16,666 shares, as adjusted, was adopted by the Board of Directors on October 1, 2000 and approved by the stockholders on December 20, 2000. As of September 30, 2007, 16,657 of the shares reserved for issuance under the ESPP had been issued.
     On November 8, 2007, the Board of Directors approved an amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP from 16,666 shares, as adjusted, to 516,666 shares. This was approved by the stockholders on December 12, 2007.
     Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. During the nine months ended April 30, 2008, the Company did not issue any shares under the ESPP.
     Compensation expense for the ESPP is recognized over the offering period. During the three and nine months ended April 30, 2008, approximately $38 thousand of compensation expense was recognized in cost of sales, $20 thousand of compensation was recognized in sales and marketing, and $17 thousand of compensation was recognized in general and administrative expense in the accompanying condensed consolidated statement of operations.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Common stock options	1,280,363	2,653,538	2,258,111	2,047,511
Common stock warrants	1,196,700	2,297,404	1,201,832	1,849,749

Non-vested stock	—	—	158,339	—
Series A Convertible Preferred Stock	3,290,646	—	3,290,646	—
Employee Stock Purchase Plan	—	—	19,212	—

Total	5,767,709	4,950,942	6,928,140	3,897,260

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
     (n) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company has utilized interest rate derivatives to mitigate the risk of rising interest rates on a portion of its floating rate debt and have not qualified for hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments is recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of the acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation of the intangible assets acquired.

August 10,
2007
(In thousands)

Current assets	$1,178
Property and equipment	1,373
Other assets	128
Intangible assets	5,020
Goodwill	3,645

Total assets	11,344

Current liabilities	1,939
Long-term liabilities	581

Total liabilities	2,520

Net assets acquired	$8,824

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
     On May 7, 2008, the Company made a claim against the entire amount of the escrowed funds asserting that Jupiter had breached certain of its representations and warranties in the stock purchase agreement.  On June 3, 2008, the Jupiter stockholders’ representative disputed the Company’s allegations and stated that the Company is not entitled to any portion of the escrow.  As provided in the stock purchase agreement, the Company has until June 23, 2008 to respond to the Jupiter stockholders’ representative’s claims.  After this period, the parties must engage in negotiations over any remaining disputes for a period of at least twenty days after which, if the parties have not resolved the dispute, the matter can proceed to litigation or some other means of resolution.
(b) Acquisition of Alabanza, LLC and Hosting Ventures, LLC
     On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza, LLC and Hosting Ventures, LLC, for total consideration of $7.0 million in cash, which amount was subject to adjustment based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services. In connection with the acquisition of Alabanza, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through February 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Alabanza. The initial escrow is

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included as a component of the total consideration of $7.0 million. During the third quarter of fiscal year 2008, Navisite paid an additional $88 thousand to Alabanza in working capital adjustments and the $0.7 million held in escrow was released. The historical operating results of Alabanza have been included in the condensed consolidated financial statements since the date of acquisition. Of the total consideration of $7.1 million, $6.9 million was initial consideration paid to the former owners of Alabanza, $0.1 million represents direct costs related to the closing of the acquisition, and $0.1 million represents consideration paid related to the purchase price adjustment based on the final determination of the closing date working capital.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation of the intangible assets acquired.

August 10,
2007
(In thousands)

Current assets	$355
Property and equipment	776
Intangible assets	4,873
Goodwill	2,107

Total assets	8,111

Current liabilities	920
Long-term liabilities	84

Total liabilities	1,004

Net assets acquired	$7,107

     Of the $4.9 million of acquired intangible assets, approximately $1.9 million was assigned to customer lists with an average life of 7 years, approximately $2.7 million was assigned to developed technology with an estimated life of 5 years, approximately $0.2 million was assigned to the Alabanza trade name with an expected life of 7 years and approximately $0.1 million was assigned to a non-compete agreement with the former owners of Alabanza with an expected life 3 years. Goodwill assigned totaled approximately $2.1 million, all of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the complementary service solution of Alabanza relative to our existing managed hosting solutions service offerings. In addition, the acquisition presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities
(c) Acquisition of netASPx, Inc.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of finalizing its valuations of certain intangible assets and certain tax liabilities; thus the allocation of the purchase price is preliminary and is subject to refinement and finalization based on the results of the valuation.

September 12,
2007
(In thousands)

Current assets	$4,770
Property and equipment	3,750
Other assets	56
Intangible assets	20,900
Goodwill	15,633

Total assets	45,109

Current liabilities	3,269
Long-term liabilities	998

Total liabilities	4,267

Net assets acquired	$40,842

     Of the $20.9 million of acquired intangible assets, approximately $12.6 million was assigned to customer backlog with an expected life of 5 years and approximately $8.3 million was assigned to customer relationships with an estimated life of 8 years. Goodwill assigned totaled approximately $15.6 million, of which approximately $12.5 million, based on carryover basis from prior purchases made by netASPx, is expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the addition to our applications management service offering of the netASPx product suite. In addition, the acquisition of netASPx presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.
     During the third quarter of fiscal 2008, the Company recorded purchase price allocation adjustments that resulted in a net decrease of $4.9 million to goodwill, resulting in total goodwill of $15.6 million as of April 30, 2008. The purchase price allocation adjustments included a decrease in goodwill of $5.3 million to record a valuation adjustment to deferred revenue and a net increase to goodwill of $.4 million to adjust previously-impaired lease holdings to reflect the finalization of the plans associated with exit costs. The net result of recording the deferred revenue adjustments was a decrease to current liabilities of $1.5 million and a decrease of $3.8 million to non-current liabilities. The net result of recording the lease impairment adjustment was an increase to current liabilities of $.2 million and an increase to non-current liabilities of $.2 million.
(d) Acquisition of iCommerce, Inc.
     On October 12, 2007, the Company acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $670,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and direct costs necessary to close the acquisition of approximately $45,000. The operating results of iCommerce, Inc. have been included in the condensed consolidated financial statements from the date of the acquisition. Of the total consideration, $529,000 was assigned to customer lists with an expected life of 7 years and $167,000 was assigned to goodwill, all of which is deductible for income tax purposes. In connection with the transaction, the Company recorded liabilities of $45,000 related to direct closing costs.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(e) Pro Forma Information
The following pro forma information summarizes the consolidated financial results for the nine months ended April 30, 2008 and 2007, respectively, as if the acquisitions of Jupiter, Alabanza, netASPx and iCommerce, Inc. had occurred at the beginning of each nine month period:

	Nine Months ended
	April 30,
	2008	2007
	(In thousands)
Total revenue	$115,996	$124,313

Loss from continuing operations before discontinued operations	(8,043)	(11,101)

Net loss attributable to common stockholders	$(10,860)	$(12,960)

Net loss per share attributable to common stockholders	$(0.31)	$(0.43)
          The pro forma results for the nine months ended April 30, 2007 include approximately $8.8 million of revenue related to a government contract with netASPx that was terminated effective April 30, 2007.
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
(5) Discontinued Operations
      In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2008. Subsequent to disposal, the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three and nine months ended April 30, 2008 were as follows:

	Three months	Nine months
	ended	ended
	April 30, 2008
	(In thousands)
Revenue	$60	$108

Cost of revenues	101	572
Depreciation and amortization	29	86

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months	Nine months
	ended	ended
	April 30, 2008
	(In thousands)
Total cost of revenues	130	658

Gross profit	(70)	(550)
Operating expenses:
Selling and marketing	36	107

Loss from discontinued operations before income taxes	(106)	(657)

Income taxes	—	—

Loss from discontinued operations, as reported	$(106)	$(657)

      The recorded assets and liabilities of AJE at April 30, 2008 and July 31, 2007 were not material.
(6) Impairment of Long-Lived Assets
     During the nine months ended April 30, 2007, the Company recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sub-lease assumptions related to a lease impairment recorded in a prior reporting period.
(7) Property and Equipment
     Property and equipment at April 30, 2008 and July 31, 2007 are summarized as follows:

	April 30,	July 31,
	2008	2007
	(In thousands)
Office furniture and equipment	$4,520	$3,416
Computer equipment	65,508	53,393
Software licenses	14,887	12,868
Leasehold improvements	27,100	10,824

	112,015	80,501
Less: Accumulated depreciation and amortization	(74,065)	(64,660)

Property and equipment, net	$37,950	$15,841

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life. The estimated useful lives of assets held under capital leases in circumstances where the lease does not transfer ownership of the property by the end of the lease term or contain a bargain purchase option are determined in a manner consistent with the Company’s normal depreciation policy except that the period of amortization is the lease term.
(8) Intangible Assets
     Intangible assets, net consisted of the following:

	April 30,	July 31,
	2008	2007
	(In thousands)
Customer lists	40,910	25,951
Customer contract backlog	16,000	3,400
Developed technology	3,140	440
Vendor contracts	700	—
Trademarks	200	—
Non-compete agreements	163	—

Gross carrying amount	$61,113	$29,791

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	April 30,	July 31,
	2008	2007
	(In thousands)
Less: Accumulated amortization	(28,101)	(22,036)

Intangible assets, net	$33,012	$7,755

     Intangible asset amortization expense for the three and nine months ended April 30, 2008 and 2007 aggregated $2.1 million and $6.1 million and $1.0 million and $3.0 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from five to eight years for all intangible assets, with the exception of non-compete agreements which are being amortized over the term of the non-compete agreements, generally three years. The amount reflected in the table below for fiscal year 2008 includes year to date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,
(In thousands)
2008	$7,973
2009	$7,287
2010	$6,425
2011	$6,354
2012	$6,216
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2008	2007
	(In thousands)
Accrued payroll, benefits and commissions	$5,344	$6,311
Accrued accounts payable	3,613	3,633
Accrued interest	1,998	1,698
Accrued impairment	1,003	863
Accrued sales/use, property and miscellaneous taxes	545	889
Other accrued expenses and current liabilities	2,433	2,100

	$14,936	$15,494

(10) Debt
     Long term debt consists of the following:

	April 30,	July 31,
	2008	2007
	(In thousands)
Term Loan, net of discount	$109,225	$90,000
Notes payable to the AppliedTheory Estate	6,000	6,000
Revolving line of credit	6,000	—
Other notes payable	133	163

Total	121,358	96,163
Less current portion	(13,233)	(7,063)

Long term debt	$108,125	$89,100

     (a) Senior Secured Credit Facility
     In June 2007, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with a

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling 1% of the initial principal per annum ($0.9 million initially), paid quarterly on the first day of the Company’s fiscal quarters. In April 2013, the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition, amounts outstanding under the Credit Agreement are subject to mandatory pre-payment in certain cases including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory pre-payment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, the Company is entitled to retain the first $20.0 million raised and must prepay amounts owed under the Credit Agreement with 50% of the proceeds from an equity offering that exceed $20.0 million.
     Amounts outstanding under the Credit Agreement incurred interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest rate arrangements to minimize exposure to interest rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan (see Note 11).
     The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed charge coverage ratio, a maximum total leverage ratio and an annual capital expenditure limitation. Non-financial covenants include restrictions on our ability to pay dividends, make investments, sell assets, enter into merger or acquisition transactions, incur indebtedness or liens, enter into leasing transactions, alter our capital structure or issue equity, among others. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data center expansion in the U.K.
     Proceeds from the Term Loan were used to extinguish all of the Company’s outstanding debt with Silver Point Finance LLC. At the closing of the Credit Agreement, the Company had $75.5 million outstanding with Silver Point Finance LLC, which was paid in full. In addition, the Company incurred a $3.0 million pre-payment penalty which was paid with the proceeds of the Term Loan. At the closing of the Credit Agreement, the Company’s revolving commitment with Atlantic (see below) was also terminated.
     In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.1 million of cash originally borrowed under the Credit Agreement, which was restricted for data center expansion to partially fund the acquisition of Jupiter and Alabanza (see Note 4 above) and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured, require no amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.
     In September 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”), refinancing its existing debt under its Credit Agreement. The Amended Credit Agreement provided the Company with an incremental $20.0 million in term loan borrowings and amended the rate of

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In January 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 3 to the Amended and Restated Credit Agreement (the “January Amendment”). The January Amendment amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $16.5 million as compared to $10.0 million and requires the reduction of the $16.5 million to no less than $10.0 million as such indebtedness is repaid as to principal.
     In June 2008, the Company entered into Amendment and Consent Agreement No. 4 to the Amended Credit Agreement (the “June Amendment”). The June Amendment (i) amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $33 million as compared to $16.5 million, (ii) increased to $20 million the maximum amount of contingent obligations relating to all leases for any period of twelve months, and (iii) increased the rate of interest to either (x) LIBOR rate plus 5.0% or (y) Base Rate, as defined in the Amended Credit Agreement, plus 4.0%.
     At April 30, 2008, $109.2 million was outstanding under the Amended Credit Agreement and $6.0 million was outstanding under the Revolver. The Company believes it is in compliance with all covenants under the Amended Credit Agreement.
(b) Term Loans and Revolving Credit Facilities
     On April 11, 2006, we entered into a senior secured term loan and senior secured revolving credit facility (the “Credit Facility”) (“collectively the “Silver Point Debt”) with Silver Point Finance LLC, (the “Lender” or “Silver Point”)) to repay certain maturing debt and increase borrowing available for corporate purposes. The term loan consisted of a five year single-draw term loan in the aggregate amount of $70 million (the “SP Term Loan”). Borrowings under the SP Term Loan were guaranteed by all of the Company’s subsidiaries. During the first twelve months of the loan, we were required to make quarterly interest only payments to the Lender and commencing one year after closing date of the loan, we were also scheduled to make quarterly repayments of principal. The maturity date of the SP Term Loan was April 11, 2011. The Lender was entitled to prepayment of the outstanding balance under the SP Term Loan, upon the occurrence of various events, including, among others, if the Company sold assets and did not reinvest the proceeds in assets, received cash proceeds from the incurrence of any indebtedness, had excess cash, or closed an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing were not subject to the mandatory prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 11 for discussion of the valuation of this prepayment premium). The unpaid amount of the SP Term Loan and accrued interest and all other obligations could have become due and payable immediately upon occurrence and continuation of any event of default. Under the Credit Facility, the Company complied with various financial and non-financial covenants. The financial covenants included among others, minimum fixed charge coverage ratio, maximum consolidated leverage ratio, minimum consolidated EBITDA and maximum annual capital expenditures. The primary non-financial covenants limited our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter capital structure and sell stock.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “SP Amendment”) with Silver Point. Under the SP Amendment, the Lenders provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the SP Term Loan. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.
     In February 2007, in connection with the SP Amendment, the Company issued warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share. The warrants were fair valued using the Black-Scholes option-pricing model and were recorded in our Condensed Consolidated Balance Sheets at inception as a discount to the loan amount of $2.2 million and were being amortized into interest expense over the five-year term of the Credit Facility.
The fair value of the warrants issued in connection with the issuance of the debt to Silver Point Debt (noted above) was determined using the Black-Scholes option-pricing model with the following assumptions:

	Warrant Issue Date:
	April 2006	February 2007
Expected life (in years)	10	10
Expected volatility	101.21%	105.96%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	4.44%	4.58%
     The proceeds of the borrowings from Silver Point in April 2006 and February 2007, were allocated to the debt and the warrants by measuring each component’s relative fair value. The debt agreements were entered into at market value, and as such, the difference between the total proceeds received and the fair value of the warrants represented both the residual and relative fair value of the debt. Therefore, the debt and equity components of the arrangement were recorded at their relative fair values.
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
(c) Note Payable to Atlantic Investors, LLC
     On January 29, 2003, we entered into a $10.0 million Loan and Security Agreement (“Atlantic Loan”) with Atlantic Investors, LLC (“Atlantic”), a related party. The Atlantic Loan bears an interest rate of 8% per annum. On April 11, 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
connection with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic dated January 29, 2003. Under the Atlantic amendment and related transaction documents, Atlantic agreed to reduce the availability of the Atlantic Loan to the amount outstanding as of April 11, 2006, which was $3.0 million and approximately $0.7 million of accrued interest, agreed that this indebtedness shall be an unsecured obligation of the Company, agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point and agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Credit Facility have been paid in full.
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
(d) Revolving Credit Facility with Atlantic Investors, LLC
     On April 11, 2006, we entered into an unsecured subordinated Revolving Credit Agreement with Atlantic, in connection with and as a condition precedent to the Credit Facility with Silver Point, whereby the Company established a subordinated revolving credit facility with Atlantic (the “Atlantic Facility”) in the amount not to exceed $5 million. Credit advances under the Atlantic Facility shall bear interest at either: (a) 7% per annum plus, the greater of (i) Prime Rate, and (ii) the Federal Funds Effective Rate plus 3%, or (b) 8% plus the floating rate of LIBOR. Interest may, at the Company’s option, be paid in cash or promissory notes. All outstanding amounts under the Atlantic Facility shall be paid in full by the Company no later than the date that is 90 days after the earlier of: (a) April 11, 2011, and (b) the date all obligations under the Credit Facility have been paid in full.
     The Atlantic Facility was terminated in June 2007, as discussed in Note 10(a) above.
(e) Notes Payable to AppliedTheory Estate
     As part of ClearBlue Technologies Management, Inc.’s acquisition of certain AppliedTheory assets, ClearBlue Technologies Management, Inc. made and issued two unsecured promissory notes totaling $6.0 million (“Estate Liability”) due to the AppliedTheory Estate on June 13, 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. The settlement agreement is currently awaiting approval by the bankruptcy court. At April 30, 2008, we had recorded approximately $0.5 million in accrued interest related to these notes. The Company maintains approximately $5.0 million in an escrow account necessary to repay these notes pursuant to the settlement agreement. This $5.0 million is included in “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets.
(f) Notes Payable to Landlord
     As part of an amendment to our 400 Minuteman Road lease, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility was transferred into a note payable (“Landlord Note”). The $2.2 million represents leasehold improvements made by the landlord, on our behalf, to the 400 Minuteman Road location in order to facilitate the leasing of a portion of the facility (“First Lease Amendment”), as well as common area maintenance and property taxes associated with the space. The Landlord Note bears interest at an annual rate of 11% and calls for 36 equal monthly payments of principal and interest. The final payment was due and paid in November 2006.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(11) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt (see Note 10(b)). With the interest rate cap, the Company locked in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt (see Note 10(a)), the Company maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement (see Note 10(a)). In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 10(a)), the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of April 30, 2008, the fair value of these interest rate derivatives (representing a notional amount of approximately $58.0 million at April 30, 2008) was approximately $61,700 which is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and nine months ended April 30, 2008 and 2007 totaled approximately $2,000 and approximately $119,000, respectively, and approximately $25,000 and $164,000, respectively. The change in fair value was charged to “Other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations.
     The Silver Point Debt carried a prepayment penalty which was determined to be an embedded derivative and was required to be separately valued from the Silver Point Debt (see Note 10(b)). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Silver Point Debt, the total of which was included in the Condensed Consolidated Balance Sheets at the time of issuance as a discount to the Silver Point Debt with an offsetting amount included in “Other long-term liabilities.” Major assumptions used to determine the fair value of the embedded derivative included future value of the Company’s common stock and the probability of early repayment of the Silver Point Debt. In accordance with SFAS 133, amortization of the embedded derivative, calculated on a straight line basis, was included in interest expense for the three and nine months ended April 30, 2007, totaling approximately $48,000 and $135,000, respectively and reduced the discount to the Silver Point Debt over its term. The value of the embedded derivative was evaluated quarterly with changes in the value of the embedded derivative recorded as an adjustment to any interest expense previously recorded and to the discount to the Silver Point Debt with an offsetting adjustment to “Other long-term liabilities.” The remaining value of the embedded derivative was charged to income upon payment of the Silver Point Debt (see Note 10(b)).
(12) Commitments and Contingencies
(a) Leases
     Abandoned Leased Facilities. During the nine months ended April 30, 2008, in connection with the acquisitions of Jupiter and netASPx (see Note 4), the Company recorded impairment accruals for four facilities – two in Santa Clara, CA, one in Herndon, VA and one in Minneapolis, MN. The Santa Clara facilities and the Herndon, VA facility were vacated shortly after the acquisition of Jupiter and netASPx, respectively, pursuant to a plan of closure and relocation. The Minneapolis office space was underutilized at the date of acquisition of netASPx and the recorded impairment accrual reflects this underutilized space. The total impairment accruals related to these facilities totals approximately $1.1 million. During the nine months ended April 30, 2007, we

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recorded lease impairment recoveries of approximately $0.3 million due to revisions in sublease assumptions for previously abandoned facilities.
     Details of activity in the lease exit accrual by geographic region for the nine months ended April 30, 2008 are as follows (in thousands):

			Purchase
	Balance		Accounting	Payments,	Balance
Lease Abandonment	July 31,	Expense	and Other	less accretion	April 30,
Costs for:	2007	(Recovery)	Adjustments	of interest	2008
Andover, MA	$406	—	—	$(111)	$295
Chicago, IL	409	—	—	(90)	319
Houston, TX	481	—	—	(279)	202
Syracuse, NY	212	—	—	(185)	27
Santa Clara, CA	—	—	170	(70)	100
Herndon, VA	—	—	140	(78)	62
Minneapolis, MN	—	—	762	(185)	577

	$1,508	$—	$1,072	$(998)	$1,582

     Minimum annual rental commitments under operating leases and other commitments are as follows as of April 30, 2008:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$121,358	$13,233	$1,100	$1,100	$1,100	$1,100	$103,725
Interest on debt(a)	48,816	10,116	9,459	9,379	9,299	9,221	1,342
Capital leases	31,777	6,052	4,031	3,098	2,813	2,770	13,013
Bandwidth commitments	4,404	2,314	1,450	640	—	—	—
Property leases(b)	63,706	11,006	8,855	5,706	5,609	5,604	26,926

	$270,061	$42,721	$24,895	$19,923	$18,821	$18,695	$145,006

(a)	Interest on long-term debt assumes rate is fixed at 8.6%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At April 30, 2008, restricted cash of approximately $1.8 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
(b) Legal Matters
IPO Securities Litigation
          In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of six cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Briefing in connection with the renewed class certification proceedings has been completed, and the motion remains pending with the Court. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints.  On March 26, 2008, the Court entered an order granting in part and denying in part the motions to dismiss filed by the defendants named in the Focus Cases.  Specifically, the Court dismissed the Section 11 claims brought by plaintiffs (1) who lacked recoverable Section 11 damages and (2) whose claims were time barred, but otherwise denied the motions as to the other claims alleged in the Amended Complaints. The Class Action Litigation is not one of the Focus Cases.
          On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation.  The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al.  An amended complaint was filed on February 28, 2008.  Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought.  Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation.  A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          In November 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage. The total damages claimed approximate $5.0 million. In January 2008, the Company was served notice of another plaintiff seeking a class status for the customers affected by the service outage. The purported class includes Alabanza direct customers and entities that purchased hosting services from those direct customers. The total damages claimed approximate $10.0 million. On May 21, 2008, the Court issued an order consolidating the two cases in the federal district court in Maryland. The Company believes that the potential plaintiffs in the combined class action may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
(13) Income Tax Expense
     The Company recorded $0.5 million and $0.3 million of deferred income tax expense during the three months ended April 30, 2008 and 2007, respectively. The Company recorded $1.4 million and $0.9 million of deferred income tax expense during the nine months ended April 30, 2008 and 2007, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the acquisition of Surebridge, Inc., the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc., the acquisition of netASPx and the acquisition of the assets of Alabanza and iCommerce, Inc. during the nine months ended April 30, 2008. A portion of the acquired goodwill and intangible assets for the acquisition of netASPx, and all of the acquired goodwill and intangible assets for the acquisition of Alabanza and iCommerce, Inc. are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
     On August 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company’s financial statements. No cumulative effect was booked through beginning retained earnings.
     As of the adoption date, the Company has determined that it does not have any gross unrecognized tax benefits. The Company does not expect significant changes in the amounts of unrecognized tax benefits within the next twelve months.
     The Company is not currently under audit by the Internal Revenue Service or a similar equivalent for the foreign jurisdictions in which the Company files tax returns. The Company conducts business in multiple locations throughout the world resulting in tax filings outside of the U.S. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., the U.K. and India. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004. However, years prior to fiscal 2004 remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses generated in each preceding year.
     The Company records interest and penalty charges related income taxes, if incurred, as a component of general and administrative expenses.
(14) Preferred Stock

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In connection with the acquisition of netASPx (see Note 4), the Company issued 3,125,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was initially recorded at its fair value at the date of issue of $24.9 million. The Series A Preferred accrues payment-in-kind (“PIK”) dividends at 8% per annum, increasing to 10% per annum in September 2008 and 12% per annum in March 2009. The Company issued (a) 62,500 shares of Series A Preferred on December 15, 2007 as dividends, (b) approximately 67,292 shares of Series A Preferred on March 15, 2008 as dividends and (c) approximately 65,096 shares of Series A Preferred on June 15, 2008 as dividends. The Series A Preferred is convertible into common shares of the Company, at the option of the holder, at any time after 18 months from date of issuance at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments. The Series A Preferred carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations, as defined. The Series A Preferred is redeemable by the Company at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Series A Preferred is redeemable at the option of the holders at the then applicable redemption price. For matters that require stockholder approval, the holders of the Series A Preferred are entitled to vote as one class together with the holders of common stock on an “as-converted” basis.
(15) Related Party Transactions
     During the three and nine months ended April 30, 2008 and 2007, respectively the Company generated revenue from three related parties, ClearBlue Technologies (UK) Limited, and two separate entities who are affiliated with our Chief Executive Officer, totaling approximately $73,000 and $220,000 and $84,000 and $260,000, respectively. As of April 30, 2008, the net amount due from ClearBlue Technologies (UK) Limited totaled approximately $21,000 and the amount owed from the remaining two related parties totaled approximately $63,000. ClearBlue Technologies (UK) Limited is controlled by the Company’s Chairman of the Board of Directors.
     On February 4, 2008, our subsidiary NaviSite Europe Limited, with the Company as guarantor, entered into a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data center space located in Caxton Way, Watford (the Data Center”), with Sentrum III Limited. The Lease has a ten year term. NaviSite Europe Limited and the Company are also parties to a Services Agreement with Sentrum Services Limited for the provision of services within the data center. Our Chairman, Andrew Ruhan, has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
     In November 2007, the Company signed a lease option agreement with a related party for data center space in the United Kingdom, and made a fully refundable deposit of $5 million in order to secure the right to lease the space upon the completion of the building construction. The balance is included in prepaid expenses and other current assets on the condensed consolidated balance sheet at April 30, 2008.
(16) Subsequent Events
     In June 2008, the Company entered into the June Amendment to the Amended Credit Agreement (see Note 10(a)). The June Amendment, among other things, increased the rate of interest to either (x) LIBOR rate plus 5.0% or (y) Base Rate, as defined in the Amended Credit Agreement, plus 4.0%. All other terms of the Amended Credit Agreement remained substantially the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A. “Risk Factors” and in our annual report on Form 10-K and our quarterly reports on Form 10-Q filed on December 17, 2007 and March 17, 2008 under Item 1A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
     NaviSite provides application management, hosting and professional services for mid- to large-sized organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. We provide services throughout the information technology lifecycle. We are dedicated to delivering quality services and meeting rigorous standards, including SAS 70, Microsoft Gold, and Oracle Certified Partner certifications.
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
     We currently operate in 15 data centers in the U.S. and two data centers in the U.K. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they are able to disrupt our customers’ operations.
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
     During the nine months ended April 30, 2008 and in past years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with ClearBlue Technologies Management, Inc.; in February 2003, we acquired Avasta, Inc. in April 2003, we acquired Conxion Corporation; in May 2003, we acquired assets of Interliant, Inc. in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of ClearBlue Technologies, Inc.; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited (“NaviSite India”), a New Delhi-based operation which is intended to expand our international capability. NaviSite India will provide a range of software services, including design and development of custom and E-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
     On August 10, 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for total consideration of $8.8 million in cash.

     On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza, LLC and Hosting Ventures, LLC, for total consideration of $7.1 million in cash. Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services.
     On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. (“netASPx”), an application management service provider, for total consideration of $40.8 million.
     On October 12, 2007, the Company acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $670,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and costs necessary to close the acquisition of approximately $45,000.
Results of Operations for the Three and Nine Months Ended April 30, 2008 and 2007
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenue, net	99.8%	99.7%	99.8%	99.7%
Revenue, related parties	0.2%	0.3%	0.2%	0.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue, excluding depreciation and amortization	55.4%	57.1%	56.3%	57.2%
Depreciation and amortization	14.0%	9.8%	13.1%	10.2%

Total cost of revenue	69.4%	66.9%	69.4%	67.4%

Gross profit	30.6%	33.1%	30.6%	32.6%

Operating expenses:
Selling and marketing	11.5%	13.1%	13.0%	13.3%
General and administrative	14.1%	16.8%	14.5%	18.2%
Impairment, restructuring and other	—	—	—	(0.3)%

Total operating expenses	25.6%	29.9%	27.5%	31.2%

Income from operations	5.0%	3.2%	3.1%	1.4%

Other income (expense):
Interest income	0.1%	0.2%	0.2%	0.1%
Interest expense	(8.1)%	(10.0)%	(7.7)%	(10.6)%
Loss on debt extinguishment	—	—	(1.5)%	—
Other income (expense), net	0.2%	0.3%	0..5%	0.4%

Loss from continuing operations before income taxes and discontinued operations	(2.8)%	(6.3)%	(5.4)%	(8.7)%
Income taxes	(1.3)%	(0.9)%	(1.2)%	(1.0)%

Loss from continuing operations before discontinued operations	(4.1)%	(7.2)%	(6.6)%	(9.7)%
Discontinued operations, net of income taxes	(0.3)%	—	(0.6)%	—

Net loss	(4.4)%	(7.2)%	(7.2)%	(9.7)%
Accretion of preferred stock dividends	(1.9)%	—	(1.6)%	—

Net loss attributable to common stockholders	(6.3)%	(7.2)%	(8.8)%	(9.7)%

   Comparison of the Three and Nine Months Ended April 30, 2008 and 2007
Revenue
     We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended April 30, 2008 increased 20.1% to approximately $39.3 million from approximately $32.7 million for the three months ended April 30, 2007. The overall growth of approximately $6.6 million in revenue was mainly due to increased sales to new and existing legacy NaviSite customers consistent with the Company’s growth objectives and its increased selling efforts; and the impact on revenue from companies acquired in August, September and October of 2007. Revenue was adjusted downward by approximately $1.1 million in the three months ended April 30, 2008 to reflect the impact of the finalization of the initial purchase accounting estimates of the fair value of the deferred revenue from the companies acquired in August and September of 2007. Revenue from related parties during the three months ended April 30, 2008 and 2007 totaled $73,000 and $84,000, respectively.
     Total revenue for the nine months ended April 30, 2008 increased 25.0% to approximately $114.3 million from approximately $91.5 million for the nine months ended April 30, 2007. The overall growth of approximately $22.8 million was mainly due to increased sales to new and existing legacy NaviSite customers consistent with the Company’s growth objectives and its increased selling efforts; and increased revenue from companies acquired in August, September and October of 2007. Revenue from related parties during the nine months ended April 30, 2008 and 2007 totaled $220,000 and $260,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended April 30, 2008 increased approximately 24.5% to $27.3 million during the three months ended April 30, 2008 from approximately $21.9 million during the three months ended April 30, 2007. As a percentage of revenue, total cost of revenue increased to 69.4% during the three months ended April 30, 2008 from 66.9% during the three months ended April 30, 2007. The overall increase of approximately of $5.4 million was primarily due to higher costs necessary to support the increase in revenue of $6.6 million. Incremental costs of revenue consisted of higher salaries and related costs (including travel expenses) of approximately $1.6 million, increased amortization expense of approximately $1.2 million resulting from the acquisitions of Alabanza, Jupiter, netASPx and iCommerce, Inc. during fiscal year 2008, increased depreciation expense of approximately $1.1 million, increased facilities related expense including rent and utilities of approximately $1.2 million, increased telecommunications related expenses of approximately $0.6 million and increased software and hardware maintenance and licensing costs of approximately $0.3 million. These incremental expenses of approximately $6.0 million were partially offset by lower costs to outside consultants of approximately $0.6 million during the period.
     Total cost of revenue during the nine months ended April 30, 2008, increased approximately 28.5% to $79.3 million from approximately $61.7 million during the nine months ended April 30, 2007. As a percentage of revenue, total cost of revenue increased to 69.4% of revenue during the nine months ended April 30, 2008 from 67.4% of revenue during the nine months ended April 30, 2007. The overall increase of approximately $17.6 million was primarily due to higher costs necessary to support the increase in revenue of $22.8 million during the nine months ended April 30, 2008. Incremental costs of revenue consisted of higher salaries and related costs (including travel expenses) of approximately $7.4 million including increased stock compensation costs of approximately $0.5 million, increased amortization expense of approximately $3.0 million resulting from the acquisitions of Alabanza, Jupiter, netASPx and iCommerce, Inc. during fiscal year 2008, increased depreciation expense of approximately $2.5 million, increased facility related costs including rent and utilities totaling approximately $2.5 million, increased telecommunications related expenses of approximately $1.6 million, increased software and hardware maintenance and licensing costs of approximately $0.5 million, costs related to the integration of our acquisitions of approximately $0.4 million increased and costs related to software increased approximately $0.7 million. Incremental expenses during the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007 totaled approximately $18.6 million and were partially offset by the lower costs of outside consulting services of approximately $1.0 million for the period.
     Gross profit of approximately $12.0 million for the three months ended April 30, 2008 increased approximately $1.2 million, or 11.0%, from a gross profit of approximately $10.8 million for the three months ended April 30, 2007. Gross profit for the three months ended April 30, 2008 represented 30.6% of total revenue, compared to 33.1% of total revenue for the three months ended April 30, 2007. Gross profit was negatively impacted during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007, mainly due to the adjustment that was recorded in the three months ended April 30, 2008 related to finalization of the initial purchase accounting estimates of the fair value of deferred revenue from the companies acquired in August and September of 2007, higher amortization costs during the three months ended April 30, 2008 and by increased professional services business (which carries overall lower gross profit) during the three months ended April 30, 2008 compared to the three months ended April 30, 2007.
     Gross profit of approximately $35.0 million for the nine months ended April 30, 2008 increased approximately $5.3 million, or 17.7%, from a gross profit of approximately $29.8 million for the nine months ended April 30, 2007. Gross profit for the nine months ended April 30, 2008 represented 30.6% of total revenue, as compared to 32.6% of total revenue for the nine months ended April 30, 2007. Gross profit was negatively impacted during the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007 by higher amortization costs during the nine months ended April 30, 2008 and by increased professional services business (which carries overall lower gross profit) during the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 6.2% to approximately $4.5 million, or 11.5% of total revenue, during the three months ended April 30, 2008 from approximately $4.3 million, or 13.1% of total revenue, during the three months ended April 30, 2007. The increase of approximately $0.3 million resulted primarily from the increased salary and related headcount expenses of $0.3 million, and increased lead referral fees of approximately $0.1 million partially offset by lower marketing program spending during the period of approximately $0.1 million.
     Selling and marketing expense increased 22.1% to approximately $14.8 million, or 13.0% of total revenue, during the nine months ended April 30, 2008 from approximately $12.1 million, or 13.3% of total revenue during the nine months ended April 30, 2007. The increase of approximately $2.7 million resulted primarily from the increased salary and related headcount expenses of $2.4 million, increased lead referral fees of $0.3 million, increased sales meeting expenses of approximately $0.1 million and increased expenses related to our acquisitions of approximately $0.1 million partially offset by lower marketing program costs of approximately $0.2 million.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 0.4% to approximately $5.5 million, or 14.1% of total revenue, during the three months ended April 30, 2008 from approximately $5.5 million, or 16.8% of total revenue, during the three months ended April 30, 2007. The mix of expenses changed such that there was an increase of accounting and legal fees of approximately $0.4 million, partially offset by lower transaction related costs totaling approximately $0.3 million and lower salary costs of approximately $0.1 million.
     General and administrative expense decreased 0.1% to approximately $16.7 million, or 14.5% of total revenue, during the nine months ended April 30, 2008 from approximately $16.7 million, or 18.2% of total revenue, during the nine months ended April 30, 2007. The mix of expenses changed such that there was lower transaction related costs totaling approximately $1.6 million, lower salary costs of approximately $0.4 million, offset by increases in facilities costs of $0.8 million, increases in accounting and legal fees of approximately $0.7 million, an increase in bad debt expense totaling $0.3 million and increased non-income tax expenses of approximately $0.2 million.
Operating Expenses — Impairment, Restructuring, and Other
     No impairment, restructuring, or other charges were recorded during the nine months ended April 30, 2008.
     We recorded a reduction in impairment, restructuring, and other expense of $0.3 million during the nine months ended April 30, 2007, primarily due to revised assumptions due to securing a sublease of a previously impaired facility.
Interest Income
     During the three months ended April 30, 2008, interest income decreased to approximately $38,000 from $79,000 during the three months ended April 30, 2007. The decrease of $41,000 for the three months ended April 30, 2008 is mainly due to lower levels of average cash balances during the three months ended April 30, 2008 compared to the three months ended April 30, 2007.
     During the nine months ended April 30, 2008, interest income increased to approximately $214,000 from $163,000 during the nine months ended April 30, 2007. The increase of $51,000 for the nine months ended April 30, 2008 is mainly due to higher levels of average cash balances during the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.
Interest Expense
     During the three months ended April 30, 2008, interest expense decreased to approximately $3.2 million from approximately $3.3 million for the three months ended April 30, 2007. The decrease of $0.1 million for the three months ended April 30, 2008 is primarily due to a lower average cost of money reflective of our refinancing of our long-term debt completed in June 2007 and amended in September 2007, partially offset by higher balances outstanding during the three months ended April 30, 2008 compared to the three months ended April 30, 2007.
     During the nine months ended April 30, 2008, interest expense decreased to approximately $8.8 million from approximately $9.7 million for the nine months ended April 30, 2007. The decrease of $0.9 million for the nine months ended April 30, 2008 is primarily due to a lower average cost of money reflective of our refinancing of our long-term debt completed in June 2007 and amended in September 2007, partially offset by higher balances outstanding during the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.
Loss on debt extinguishment
     During the nine months ended April 30, 2008, the Company recorded a loss on debt extinguishment of approximately $1.7 million in connection with the refinancing of its Credit Agreement completed in September 2007. The total amount of the loss on debt extinguishment consisted of unamortized transaction fees and expenses related to the prior refinancing of the Company’s long-term debt in June 2007.
Other Income (Expense), Net
     Other income (expense), net was approximately $70,000 during the three months ended April 30, 2008, compared to Other income (expense), net of approximately $110,000 during the three months ended April 30, 2007. The Other income (expense), net recorded during the three months ended April 30, 2008 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.
     Other income (expense), net was approximately $547,000 during the nine months ended April 30, 2008, compared to Other income (expense), net of approximately $356,000 during the nine months ended April 30, 2007. The Other income (expense), net recorded during the nine months ended April 30, 2008 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.

Income Tax Expense
     The Company recorded $0.5 million and $0.3 million of deferred income tax expense during the three months ended April 30, 2008 and 2007, respectively. The Company recorded $1.4 million and $0.9 million of deferred income tax expense during the nine months ended April 30, 2008 and 2007, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions is amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized, but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The increase of $0.2 million and $0.5 million, respectively, for the three and nine months ended April 30, 2008, in deferred income tax expense results from increased tax amortization related to goodwill resulting from the acquisitions completed during the nine months ended April 30, 2008. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Liquidity and Capital Resources
     As of April 30, 2008, our principal sources of liquidity included cash and cash equivalents of $4.9 million and a revolving credit facility of $10.0 million provided under our Credit Agreement ($4.0 million available at April 30, 2008). Our current assets were substantially equal to our current liabilities for the period, giving us a neutral working capital position including cash and cash equivalents of approximately $4.9 million at April 30, 2008, as compared to working capital of $10.6 million, including cash and cash equivalents of $11.7 million, at July 31, 2007.
     The total net change in cash and cash equivalents for the nine months ended April 30, 2008 was a decrease of $6.8 million. The primary uses of cash during the nine months ended April 30, 2008 included $8.8 million for purchases of property and equipment, approximately $6.4 million in repayments of notes payable and capital lease obligations, $1.1 million of payments for debt issuance costs, $31.4 million used for acquisitions, net of cash acquired, $2.7 million generated from operations and $0.7 million used for discontinued operations. Our primary sources of cash during the nine months ended April 30, 2008 were $2.7 million generated from operations, $1.5 million in proceeds from exercise of stock options and warrants, $28.9 million in borrowings on notes payable and $8.6 million related to the release of restricted cash.
     The Company generated $2.7 million of cash from operating activities during the nine months ended April 30, 2008. During the nine months ended April 30, 2008, the Company entered into a deposit agreement to secure additional data center space in the U.K., totaling $5.0 million (which is reflected as a $5.0 million use of cash and is included in the total use of cash related to net changes in operating assets and liabilities of $12.0 million).
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR rate plus 4.0% or the Base Rate, as defined in the credit agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.5%. Interest becomes due and is payable quarterly in arrears. At April 30, 2008, the Company had $6.0 million outstanding on the revolving credit facility.
     The Company believes that it has sufficient liquidity to support its operations over the remainder of the fiscal year and for the foreseeable future with its cash resources and committed lines of credit as of April 30, 2008.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (b)

clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of fiscal years beginning after September 15, 2006. The Company determined that the adoption of this standard will not have any impact on its financial position, results of operations and cash flows.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective for periods beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS 141R will have on our consolidated financial condition and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial condition and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial position, results of operations and cash flows.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2008, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/Long-term debt(a)	$121,358	$13,233	$2,200	$2,200	$103,725
Interest on debt(b)	48,816	10,116	18,838	18,520	1,342
Capital leases	31,777	6,052	7,129	5,583	13,013
Bandwidth commitments	4,404	2,314	2,090	—	—
Property leases	63,706	11,006	14,561	11,213	26,926

	$270,061	$42,721	$44,818	$37,516	$145,006

(a)	Interest on long-term debt assumes rate is fixed at 8.6%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.
Off-Balance Sheet Financing Arrangements
     The Company does not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, goodwill and other intangible assets, stock-based compensation, impairment costs and income taxes. Management reviews its estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.
     Revenue Recognition. The Company derives its revenue from monthly fees for web site and internet application management and hosting, co-location services and professional services. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Revenue is recognized as services are performed in accordance with all applicable revenue recognition criteria.
     Application management, hosting and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years, based on actual customer usage. Installation fees associated with application management, hosting and co-location services are billed at the time the installation service is provided and recognized as revenue over the term of the related contract. Installation fees generally consist of fees charged to set-up a specific technological environment for a customer within a NaviSite data center. In instances where payment for a service is received in advance of performing those services, the related revenue is deferred until the period in which such services are performed.
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
     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as professional services, installation and hosting services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and generally is recognized ratably over the term of the arrangement.
     Existing customers are subject to initial and ongoing credit evaluations based on credit reviews performed by the Company and subsequent to beginning as a customer, payment history and other factors, including the customer’s financial condition and general economic trends. If it is determined subsequent to our initial evaluation at any time during the arrangement that collectability is not reasonably assured, revenue is recognized as cash is received as collectability is not considered probable at the time the services are performed.
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 2% of all other customer balances. Historically, the Company’s estimates have been consistent with actual results. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.04 million to $0.07 million decrease to income from continuing operations.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Management primarily uses third party valuation firms to assist in its determination of the fair value of assets subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our estimates of the Company’s reporting unit(s)’ projected performance for purposes of impairment testing differ materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2007 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At April 30, 2008 and July 31, 2007, the carrying value of goodwill and other intangible assets totaled $97.7 million and $50.9 million, respectively.
     Impairment costs. The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of April 30, 2008, the Company’s accrued lease impairment balance totaled approximately $1.6 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10% — 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.3 million.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six-month periods ended April 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income then, at that time, management may reduce its valuation allowance accordingly. The Company’s federal, state and foreign net operating loss carryforwards at April 30, 2008 totaled $143.0 million, $143.0 million and $.4 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $2.9 million for the reporting period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at April 30, 2008 was limited mainly to LIBOR on our outstanding term loans on our senior secured credit facility. At April 30, 2008 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.3 million increase in our interest expense under our senior secured credit facility for the fiscal quarter ended April 30, 2008.
Item 4. Controls and Procedures
          Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
IPO Securities Litigation
          In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of six cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). Plaintiffs-appellees’ January 5,

2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). Briefing in connection with the renewed class certification proceedings has been completed, and the motion remains pending with the Court. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints. On March 26, 2008, the Court entered an order granting in part and denying in part the motions to dismiss filed by the defendants named in the Focus Cases. Specifically, the Court dismissed the Section 11 claims brought by plaintiffs (1) who lacked recoverable Section 11 damages and (2) whose claims were time barred, but otherwise denied the motions as to the other claims alleged in the Amended Complaints. The Class Action Litigation is not one of the Focus Cases.
          On October 12, 2007, a purported stockholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008.
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
          In November 2007, the Company was served notice of a plaintiff seeking a class status for the customers affected by the service outage. The total damages claimed approximate $5.0 million. In January 2008, the Company was served notice of another plaintiff seeking a class status for the customers affected by the service outage. The purported class includes Alabanza direct customers and entities who purchased hosting services from those direct customers. The total damages claimed approximate $10.0 million. On May 21, 2008, the Court issued an order consolidating the two cases in the federal district court in Maryland. The Company believes that the potential plaintiffs in the combined class action may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
          There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 and updated in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2008. The risks previously disclosed are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, an application management service provider, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of Series A Convertible Preferred Stock, par value $0.01 (“Series A Preferred”) per share with a fair value of $24.9 million at the time of issuance. The Series A Preferred accrues payment-in-kind (“PIK”) dividends at 8% per annum, payable quarterly, increasing to 10% per annum in September 2008 and 12% per annum in March 2009.
          Pursuant to the obligation described above, on March 15, 2008, the Company issued a PIK dividend of an aggregate of 67,291.67 shares of the Series A Preferred to its holders of Series A Preferred.
          Also pursuant to the obligation described above, on June 15, 2008, the Company issued a PIK dividend of an aggregate of 65,095.83 shares of the Series A Preferred to its holders of Series A Preferred.
          The shares issued as described in this Item 2 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by the Company not involving a public offering. No underwriters were involved with the issuance of the Series A Preferred.
Item 5. Other Information
          During the quarter ended April 30, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
          On June 20, 2008, the Company entered into an Amendment and Consent Agreement No. 4 (the “June Amendment”) with CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent, Canadian Imperial Bank of Commerce, acting through its New York agency, as issuing bank, administrative agent for the Lenders and as Collateral Agent for the Secured Parties, and certain affiliated entities (collectively the “Lenders”). The Company and the Lenders are parties to that certain Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby the Lenders provided to the Company a $110 million senior secured term loan facility and a $10 million senior secured revolving credit facility. Under the June Amendment, the Lenders (i) agreed to amend the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to allow for a total of $33 million of such indebtedness to allow the Company to enter into an additional lease of data center space in the U.K., (ii) consented to the increase of the maximum amount of contingent obligations relating to all leases for any period of twelve months to $20 million and (iii) increased the applicable margin for (x) LIBOR Loans to 5.00% and (y) ABR Loans to 4.00%.
Item 6. Exhibits
          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 23, 2008	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Offer of Employment to Mark Clayman, dated May 19, 2004.

10.2	Separation Agreement by and between the Registrant and Mark Clayman, dated April 3, 2006.

10.3	Offer of Employment to Nasir Cochinwala, dated June 17, 2005.

10.4	Separation Agreement by and between the Registrant and Nasir Cochinwala, dated April 3, 2006.

10.5	Amendment and Consent Agreement No. 4, dated as of June 20, 2008, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.