Form 10-K
period 2008-07-31
NAVISITE INC
filed 2008-11-06
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended July 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of registrant’s common stock held by non-affiliates of the Registrant on January 31, 2008, based upon the closing price of a share of the Registrant’s common stock on such date as reported by the NASDAQ Capital Market: $67,813,160.

On October 24, 2008, the Registrant had outstanding 35,389,790 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2008, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2008 ANNUAL REPORT
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

Our Business

NaviSite is an enterprise hosting and application services provider to middle market companies. We offer a range of hosting and Enterprise Resource Planning (“ERP”) application solutions to more than 1,400 customers, helping them to achieve a scalable, outsourced technology solution at lower total cost of ownership. Our goal is to be the leading provider for enterprise hosting and managed application services to the middle market, leveraging our deep knowledge and technology platform, our customer base and our commitment to flexibility and responsiveness to our customers.

Our core competencies are to provide complex enterprise hosting solutions and to customize, implement and support outsourced ERP applications. These packaged, third party applications include Oracle e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards, Hyperion, Lawson, Kronos and Microsoft Dynamics. By managing both the application and infrastructure we are able to address the key challenges faced by middle market IT organizations today — increasing complexity, competitive pressures and declining or limited resources.

We provide our services from a global platform of 14 data centers in the United States, two in the United Kingdom, comprising approximately 225,000 square feet of usable space, and a Network Operations Center (“NOC”) in India. Using this platform we leverage innovative and scalable uses of technology along with subject matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs. Combining our technology, domain expertise and a competitive fixed cost infrastructure, we demonstrate to our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards including maintenance of SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.

In addition to delivering enterprise hosting and application services, we are able to leverage our infrastructure and application management platform, NaviViewtm, to enable our partners’ software to be delivered on-demand, providing an alternative delivery model to the traditional licensed software model. As the platform provider for an increasing number of independent software vendors (“ISV”), we enable solutions and services to a wider and growing customer base.

Our services include:

Enterprise Hosting Services

•	Platform as a Service — Hardware and software support delivered from one of our 16 data centers. Services include dedicated and virtualized hosting, business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Software as a Service (“SaaS”) — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs who offer their software in an on-demand or subscription model.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

Application Services

•	ERP Application and Messaging Management Services — Customer defined services for specific packaged applications.

•	Applications include:

•	Oracle e-Business Suite

•	PeopleSoft Enterprise

•	Siebel

•	JD Edwards

•	Hyperion

•	Lawson

•	Kronos

•	Microsoft Dynamics

•	Microsoft Exchange

•	Lotus Notes

Services include implementation, upgrade support, monitoring, diagnostics, problem resolution and functional end-user support.

•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrade support for third party ERP applications we support.

•	Custom Development Services — Planning, implementation, optimization and enhancement for custom applications that we or our customers have developed.

We provide these services to a range of vertical industries, including financial services, healthcare and pharmaceutical, manufacturing and distribution, publishing, media and communications, business services and public sector and software, through both our own sales force and sales channel relationships.

Our managed application and hosting services are facilitated by our proprietary NaviViewtm collaborative infrastructure and application management platform. Our NaviViewtm platform enables us to provide highly efficient, effective and customized management of enterprise applications and hosted infrastructure. Comprised of a suite of third-party and proprietary products, NaviViewtm provides tools designed specifically to meet the needs of customers who outsource their IT needs.

Supporting both our managed hosting services and applications services is a range of hardware and software technologies designed for the specific needs of our customers. NaviSite is a leader in using virtualized processing, storage and networking as a platform to optimize services for performance, cost and operational efficiency. Utilizing both hardware and software based virtualization strategies, NaviSite continues to innovate as technology develops.

We believe that the combination of NaviViewtm, our dedicated and virtual platform, with our physical infrastructure and technical staff gives us a unique ability to provide complex enterprise hosting and application services for mid-market customers. NaviViewtm is application and operating system neutral. Designed to enable enterprise hosting and software applications to be monitored and managed, the NaviViewtm technology allows us to offer new solutions to our software vendors and new products to our current customers.

We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce footprint in the data center, are favorable to NaviSite’s services-oriented offerings as compared with traditional co-location or managed hosting providers. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.

We currently service over 1,400 customers. Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.

We were formed in 1996 within ModusLink Global Solutions, Inc. (formerly known as CMGI, Inc.), our former majority stockholder, to support the networks and host Web sites of ModusLink Global Solutions, Inc., its subsidiaries and several of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with ModusLink Global Solutions,Inc. We were incorporated in Delaware in December 1998. In October 1999, we completed our initial public offering of common stock and remained a majority-owned subsidiary of ModusLink Global Solutions, Inc. until September 2002, at which time ClearBlue Technologies, Inc., or CBT, became our majority stockholder. In addition:

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to co-location, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois, Las Vegas, Nevada, Los Angeles, California, Milwaukee, Wisconsin, Oakbrook, Illinois, and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas, New York, New York, San Francisco, California, and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

•	In August 2007, we acquired the assets of Alabanza LLC and Hosting Ventures LLC and all of the issued and outstanding stock of Jupiter Hosting, Inc.. These acquisitions provided additional managed hosting customers, proprietary software for provisioning and additional data center space in the Bay Area market.

•	In September 2007, we acquired netASPx, Inc. Based in Minneapolis, Minnesota, the acquisition of netASPx, Inc. added functional expertise in the Lawson and Kronos ERP applications and approximately 18,000 square feet of data center capacity.

•	In October 2007, we acquired the assets of iCommerce, Inc.

Our Industry

The dramatic and continued growth in Internet use and the enhanced functionality, accessibility and security of Internet-enabled applications have made conducting business on the Internet a necessity in the mid-market. In addition, the challenges faced by mid-market companies have them increasingly looking to outsourcing IT services. Driven by the increased complexity of enterprise hosting and ERP applications, the costs of operating them and reduced resources and budget, companies are increasingly looking for cost effective alternatives. We believe a fast growing trend in the mid-market is the increased use of managed IT infrastructure and applications by companies to allow them to focus and enhance their core business operations, increase efficiencies and remain competitive. Enterprise hosting and related applications extend beyond traditional Web sites to business process software applications such as financial, email, enterprise resource planning, supply chain management and customer relationship management. Organizations have become increasingly dependent on these applications and they have evolved into important components of their businesses. In addition, we believe that the pervasiveness of the Internet and quality of network infrastructure, along with the dramatic decline in the pricing of computing technology and network bandwidth, have made the outsourced delivery model an attractive choice for mid-market companies. We believe that the recent adoption of alternative software licensing models by software industry market leaders is driving other software vendors in this direction and, consequently, generating strong industry growth.

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

Notwithstanding increasing demand for these services, we believe the number of providers has decreased over the past five years, primarily as a result of industry consolidation. We believe this consolidation trend will continue and will benefit a small number of service providers that have the resources and infrastructure to cost-effectively provide the scalability, performance, reliability and business continuity that customers expect.

Our Strategy

Our goal is to become the leading provider of enterprise hosting and managed application services for middle market companies and organizations. Further, our financial business objective is to market and deliver high value services to generate the highest revenue per square foot of available capacity in our data centers. Key elements of our strategy are to:

Provide Excellent Customer Service.  We are committed to providing all of our customers with a high level of customer support. We believe that through the acquisition of several businesses we have had the benefit of consolidating best of breed account management and customer support practices that ensure that we are achieving this goal.

Innovate and Leverage our Technology Platform.  We will continue to expand our platform leverage by continued use of virtualization and utility type services. We believe the typical middle market organization is not able to take advantage of these technology developments because of their complexity and cost. By continually updating our platform, we will continue to drive our competitiveness with higher value services at competitive prices.

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

Continue to Broaden Our Service Offerings.  We continue to broaden our service offerings to compete more effectively in the middle market by offering a range of packaged solutions. With our professional services and deep operational expertise, we effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J. D. Edwards, Siebel, Lawson, Kronos and Microsoft Dynamics solutions. We believe that these services will help our customers achieve peak effectiveness with their systems. As a full service provider for a broad range of applications, we are able to create leverage and cross and up sell opportunities in a manner that is unparalleled in the marketplace.

Our Services

We offer our customers a broad range of enterprise hosting and ERP application services that can be deployed quickly and cost effectively. Our expertise allows us to meet an expanding set of needs as our customers’ needs become increasingly complex. Our experience and capabilities save our customers the time and cost of developing expertise in-house and we increasingly serve as the sole manager of our customers’ outsourced applications.

Enterprise Hosting Services

NaviSite’s hosting services provide highly available and secure ongoing technology solutions for our customers’ critical IT needs.

•	Platform as a Service — Support provided for hardware and software located in one of our 16 data centers. We also provide bundled offerings packaged as content delivery services. Specific services include:

•	Dedicated and Virtualized Servers

•	Business Continuity and Disaster Recovery

•	Connectivity

•	Content Distribution

•	Database Administration and Performance Tuning

•	Desktop Support

•	Hardware Management

•	Monitoring

•	Network Management

•	Security

•	Server and Operating Management

•	Storage Management

•	Software as a Service — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs wanting to offer their software in an on-demand or subscription mode.

•	Content Delivery — Includes the delivery of software electronically using NaviSite technology accelerated content distribution.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

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

•	ERP Application management services — Defined services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end user support.

•	Applications include:

•	Oracle e-Business Suite

•	PeopleSoft Enterprise

•	Siebel

•	JD Edwards

•	Hyperion

•	Lawson

•	Kronos

•	Microsoft Dynamics

•	Microsoft Exchange

•	Lotus Notes

•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrades for the supported third party ERP application.

•	Custom Development Professional Services — Planning, implementation, optimization and enhancement for custom applications that we or our customers have developed.

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

Network Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network operations centers. Network and system management and monitoring tools continuously monitor our network and server performance. Our network operations centers perform first-level problem identification, validation and resolution. We have redundant network operations centers in New Delhi, India and in Andover, Massachusetts that are staffed 24 hours a day, seven days a week with network, security, Windows, Unix and Linux Database and Application personnel. We have technical and functional application support personnel located in our facilities in San Jose, California, Syracuse, New York, Houston, Texas, Minneapolis, Minnesota, Atlanta, Georgia, Andover , Massachusetts and New Delhi, India, who provide initial and escalated support 24 hours a day, seven days a week for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving technical issues that may arise.

Data Centers — We currently operate in 14 data centers in the United States and two data centers in the United Kingdom. Our data centers incorporate technically sophisticated components which are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core switching hubs and secure virtual local area networks. We utilize the equipment and tools necessary for our data center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, IBM, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

Virtualization — We employ virtualization technologies for processing, storage and networking. By using this approach we are able to maximize the benefit of our capital expenditures, minimize the amount of valuable data center space used and create additional operating efficiencies that lower our cost. Virtualization decreases our time to provision thereby accelerating our ability to recognize revenue. With inherent redundancy and scalability virtualizations adds de facto business continuity and assurances for internet based applications and hosting. In addition, these progressive developments in computing are typically out of the reach of the middle market customer due to cost and inexperience.

Internet Connectivity — We have redundant high-capacity internet connections with providers such as Global Crossing, Level 3, Cogent, AT&T and XO Communications and others. We have deployed direct private transit and peering internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks that improve global performance. Our private transit system enables us to provide fast, reliable access for our customers’ information technology infrastructure and applications.

Sales and Marketing

Sales — Our sales teams are located in the United States, the United Kingdom and India and focus on the identification, quoting and sale of solutions to new customers. Our sales professionals meet with these new prospective customers to understand and identify their individual business requirements and to translate those requirements into tailored services. The sales teams are focused on Application Management and Professional Services in which domain knowledge and expertise are a significant differentiator and Enterprise Hosting Solutions. Our sales teams are supported by Solution Architects who assess the infrastructure and application requirements to develop an optimal design and cost analysis. The quoting for prospective opportunities with less complex requirements was automated during the fiscal year and is now provided on line directly to our sales professionals.

The sales teams are augmented by Account Managers who are assigned to specific accounts to identify and manage the cross-selling opportunities of additional services. To date, most of our sales have been realized through our direct sales force teams. In 2007, we hired inside sales representatives to call potential customers from our offices in the United States and India to provide new opportunity development and consultative sales to smaller mid-market companies.

Automation and Platform Based Sales — We launched an automated platform to allow new customers to purchase and provision hosted Microsoft Exchange during 2008. This automated system allows customers to buy services immediately without interaction with NaviSite staff. We plan to expand this platform for automated sales and provisioning to include other services targeted to the small and medium business market segment such as dedicated hosting and back ups. This will allow us to leverage our platform into another market segment with minimal additional costs.

Channel Relationships — We sell our services through third parties, pursuant to reseller or referral contracts with such third parties. These contracts are generally one to three years in length and either provide the reseller a discount of approximately 25% from our list price or require us to pay a referral fee, typically ranging from approximately 5% to 10% of the amounts we receive from the customer. Our channel partners resell our services to their customers under their private label brand or under the NaviSite brand. For systems integrators, our flexibility and cost-effectiveness bolsters their application development and management services. For independent software vendors, we provide the opportunity to offer their software as a service.

Marketing — Our marketing organization is responsible for defining our overall market strategy, generating qualified leads for our field and inside sales forces, and increasing our overall brand awareness. Our lead generation programs include comprehensive on-line and off-line marketing programs with emphasis on on-line search, email, banner advertising, outbound telemarketing efforts as well as trade conferences and webinars. In 2008, we continued to expand the brand positioning campaign named “Run With Us” to reflect our emerging role as a business partner to our customers to design, implement and manage their business critical applications. We maintain a data driven rigorous measurement and monitoring approach to ensure that marketing investments are optimized and deliver the highest possible return on investment.

Customers

Our customers include mid-sized companies, divisions of large multi-national companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing and distribution, healthcare and pharmaceutical, publishing, media and communications, financial services, retail, business services and government agencies.

As of July 31, 2008, NaviSite serviced over 1,400 hosted customers.

No customer represented 10% or more of our revenue for the fiscal years ended July 31, 2008, 2007 and 2006. Substantially all of our revenues are derived from, and over 90% of our plant, property and equipment is located in, the United States.

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

Our current and prospective competitors include:

•	hosting and related services providers, including Terremark, Inc., Rackspace Hosting, Inc., SAVVIS, IBM, AT&T and other local and regional hosting providers;

•	application services providers, such as IBM, AT&T, Electronic Data Systems Corp., Cedar Crestone, Oracle On Demand and Computer Sciences Corporation;

•	co-location providers, including SAVVIS, Equinix and Switch & Data Facilities Company, Inc.;

•	messaging providers, including Apptix Intermedia; and

•	professional services providers, including Oracle Consulting Services, Accenture, Ciber, CSC, CedarCrestone, Deloitte Consulting, IBM and Rapidigm.

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

Employees

As of July 31, 2008, we had 694 employees. Of these employees, 484 were principally engaged in operations, 111 were principally engaged in sales and marketing and 99 were principally engaged in general and administrative functions. None of our employees is party to a collective bargaining agreement, and we believe our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

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

We have a history of losses and may never achieve or sustain profitability.  We have never been profitable and may never become profitable. As of July 31, 2008, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $504.5 million. During the fiscal year ended July 31, 2008, we had a net loss attributable to common shareholders of approximately $11.3 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

Our financing agreement with a syndicated group of lenders includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of September 30, 2008, we owed approximately $111.7 million under a credit agreement with a syndicated group of lenders. The credit agreement:

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

In addition, the credit agreement exposes us to interest rate fluctuations which could significantly increase the interest we pay the lenders. We are required, under the credit agreement, to maintain interest rate protection that shall result in at least 50% of the aggregate principal amount of the consolidated indebtedness of the Company and its subsidiaries, other than the revolving loans under the credit agreement, being subject to a fixed or maximum interest rate.

We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption requirement of our Preferred Stock.  Our Series A Convertible Preferred Stock has redemption rights which could require us to redeem any or all of the issued and outstanding Preferred Stock. We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption requirement, which financing may not be available on favorable terms or at all. In addition, our financing agreement with a syndicated group of lenders restricts our ability to incur additional indebtedness, which could negatively affect our ability to fulfill our obligations to the holders of the Preferred Stock.

Disruption in financial and currency markets could have a negative effect on our business.  As has been widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.  Unicorn Worldwide Holdings Limited and Madison Technology LLC, Atlantic Investors, LLC’s two managing members, together with Atlantic Investors, LLC owned approximately 31% of our outstanding capital stock as of July 31, 2008 on a fully diluted basis. As of July 31, 2008, Atlantic Investors, LLC’s ownership alone was approximately 27% on a fully diluted basis. Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC, together have significant power in the election of our Board of Directors. Regardless of how our other stockholders may vote, Atlantic Investors, LLC, Unicorn Worldwide Holdings and Madison Technology acting together may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.

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

Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings.  In connection with a financing agreement with Silver Point Finance, we issued warrants to SPCP Group, LLC and SPCP Group III LLC, two affiliates of Silver Point Finance, to purchase an aggregate of 3,930,136 shares of our common stock. If the warrants are exercised, Silver Point Finance may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of September 30, 2008, SPCP Group, LLC and SPCP Group III LLC have exercised the warrants in part to acquire 2,730,005 shares of our Common Stock and warrants for the purchase of 1,200,131 shares of our Common Stock remain outstanding.

In connection with our acquisition of netASPx, Inc. we issued 3,125,000 shares of our Series A Convertible Preferred Stock to the stockholders of netASPx, Inc. Additional shares of the Preferred Stock have been and will be issued to the former shareholders of netASPx, Inc. as in-kind dividends that accrue on the outstanding Preferred Stock. The Preferred Stock may be converted into shares of common stock at a price of $8.00 per share by the holders after the earlier of (i) March 15, 2009 and (ii) any default date. No default has occurred and the Preferred Stock is not currently convertible into shares of our common stock. If converted, the shares of Preferred Stock convert into the number of shares of common stock determined by dividing the redemption price per share of the Preferred Stock by the conversion price applicable to such shares, which, as of October 31, 2008 would result in one share of common stock being issued upon the conversion of one share of Preferred Stock. The conversion price and the redemption price are subject to adjustment. However, in no event shall the number of shares of common stock to be issued upon the conversion of the Preferred Stock equal or exceed 6,692,856, (which represents 19.9% of the outstanding shares of our common stock on September 10, 2007) without the approval of our stockholders in accordance with the applicable rules and regulations of The Nasdaq Stock Market.

Our stockholders will also experience dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.  Since December 2002, we have acquired ClearBlue Technologies Management, Inc. (accounted for as an “as if pooling”), Avasta, Inc., Conxion Corporation, selected assets of Interliant, Inc., all of the shares of ten wholly-owned subsidiaries of ClearBlue Technologies, Inc. (accounted for as an “as if pooling”), substantially all of the assets and liabilities of Surebridge, Inc., substantially all of the assets of Alabanza, LLC and Hosting Ventures, LLC, and iCommerce, Inc. and all of the issued and outstanding stock of Jupiter Hosting, Inc., and netASPx, Inc. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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

If we are unable to maintain existing and develop additional relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.  We believe that to penetrate the market for managed IT services we must maintain existing and develop additional relationships with industry-leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft Corp., and Oracle Corp. Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers.  Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as HP, Sun Microsystems, IBM, Cisco Systems, Inc., Microsoft, and Oracle. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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

Concerns relating to privacy and protection of customer and job seeker data on our America’s Job Exchange website could damage our reputation and deter current and potential customers and job seekers from using our products and services.  In fiscal year 2008 we launched America’s Job Exchange, a successor to America’s Job Bank. Concerns about our practices for America’s Job Exchange with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of customer and job seeker confidence in us, which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.

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

If we are unsuccessful in pending and potential litigation matters, our financial condition may be adversely affected.  We are currently involved in various pending and potential legal proceedings, including a class action lawsuit related to our initial public offering and a class action lawsuit related to an outage experienced by certain acquired customers of Alabanza. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any of these payments could adversely affect our financial condition.

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

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.  We currently operate two data centers in the United Kingdom. Revenue from our foreign operations accounted for approximately 7.6% of our total revenue during the fiscal year ended July 31, 2008. In fiscal year 2006, we expanded our operations to India, which has broadened our customer service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

The price of our common stock has been volatile, and may continue to experience wide fluctuations.  Since January 2007, our common stock has closed as low as $0.38 per share and as high as $11.09 per share. The trading price of our common stock has been and may continue to be subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause an investor in our common stock to lose some or all of his investment.

Our common stock may be delisted from the Nasdaq Stock Market.  Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Our common stock recently has closed with a bid price of less than $1.00. In addition, we do not satisfy the stockholders’ equity, market value of listed securities or net income requirements. Failure to satisfy the Nasdaq continued listing standards could lead to a delisting of our common stock from Nasdaq. However, on October 16, 2008, Nasdaq announced that it had temporarily suspended its minimum bid price and market value of public float requirements for continued listing through January 16, 2009. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the recent turmoil in the global economy and stock markets. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Nevertheless, NaviSite’s failure to satisfy other continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

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

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data centers in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA (1)	Data Center and Office	66,350	November 2016
Los Angeles, CA	Data Center	34,711	February 2009
San Francisco, CA	Data Center	20,576	January 2010
Santa Clara, CA	Data Center	3,655	August 2009
Atlanta, GA	Office	4,598	June 2009
Chicago, IL (1)	Office	4,453	June 2009
Chicago, IL	Data Center	6,800	November 2010
Chicago, IL	Office	2,121	April 2012
Oak Brook, IL	Data Center	16,780	September 2019
Andover, MA	Office	25,817	January 2018
Andover, MA	Data Center and Office	86,931	January 2018
Minneapolis, MN (1)	Data Center and Office	54,474	June 2010
Syracuse, NY	Data Center	21,374	November 2015
Syracuse, NY (1)	Office	5,016	May 2009
New York, NY	Office	1,500	August 2013
New York, NY	Data Center	33,286	May 2018
Las Vegas, NV (2)	Data Center	28,560	February 2010
Dallas, TX	Data Center	27,370	March 2020
Houston, TX (1)	Data Center and Office	29,545	November 2008
Herndon, VA (1)(3)	Office	5,515	June 2011
Vienna, VA (3)	Data Center and Office	23,715	December 2009
Gurgaon, Haryana, India	Office	12,706	Month-to-Month
Watford, England	Data Center	10,008	February 2018
London, England	Data Center	4,017	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We have entered into a sublease with a third party for this facility; however we retain the use of approximately 2,000 square feet.

(3)	We have a subtenant for a portion of this space.

We believe that these offices and data centers are adequate to meet our foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing, in connection with the renewed class certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints. On March 26, 2008, the Court entered an order granting in part and denying in part the motions to dismiss filed by the defendants named in the Focus Cases. Specifically, the Court dismissed the Section 11 claims brought by plaintiffs (1) who lacked recoverable Section 11 damages and (2) whose claims were time barred, but otherwise denied the motions as to the other claims alleged in the Amended Complaints.

On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An

amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008.

We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Other litigation

In October 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.

On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise amd Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. The claims of the Direct Subclass continue to be litigated in the November Class Action Litigation. The Company believes that the potential plaintiffs in the combined class action may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NAVI.” As of October 24, 2008, there were 209 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NASDAQ Capital Market.

	High	Low

Fiscal Year Ended July 31, 2008
May 1, 2008 through July 31, 2008	$4.95	$3.08
February 1, 2008 through April 30, 2008	$4.75	$2.05
November 1, 2007 through January 31, 2008	$11.29	$3.53
August 1, 2007 through October 31, 2007	$11.24	$6.18
Fiscal Year Ended July 31, 2007
May 1, 2007 through July 31, 2007	$9.36	$6.06
February 1, 2007 through April 30, 2007	$7.08	$5.25
November 1, 2006 through January 31, 2007	$7.22	$3.44
August 1, 2006 through October 31, 2006	$4.30	$3.33

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

We have never paid cash dividends on our common stock. We currently anticipate retaining all available earnings, if any, to finance internal growth and product and service development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our credit agreement with a syndicated group of lenders restrict the payment of cash dividends on our common stock. Additionally, on September 12, 2007, we issued 3,125,000 shares of Preferred Stock and additional shares of the Preferred Stock have been and will be issued as in-kind dividends that accrue on the outstanding Preferred Stock. The holders of the Preferred Stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend to a common stockholder.

We did not repurchase any shares of common stock during fiscal year 2008.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Preferred Stock with a fair value of $24.9 million at the time of issuance. The Preferred Stock accrues payment-in-kind (“PIK”) dividends at 8% per annum, payable quarterly, increasing to 10% per annum in September 2008 and 12% per annum in March 2009.

Pursuant to the obligation described above, on September 15, 2008, the Company issued a PIK dividend of an aggregate of 66,397.75 shares of the Preferred Stock to its holders of Preferred Stock.

The shares issued as described in this Item 5 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by the Company not involving a public offering. No underwriters were involved in the issuance of the Preferred Stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of results of any future period.

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue, net	$154,194	$125,860	$108,844	$109,731	$91,126
Revenue, related parties	372	322	243	132	46

Total revenue	154,566	126,182	109,087	109,863	91,172
Cost of revenue	106,897	85,196	75,064	80,227	68,379
Impairment, restructuring and other	—	—	—	383	917

Total cost of revenue	106,897	85,196	75,064	80,610	69,296

Gross profit	47,669	40,986	34,023	29,253	21,876
Operating expenses:
Selling and marketing	19,909	16,924	14,756	12,993	10,642
General and administrative	22,773	22,043	21,787	23,600	24,714
Impairment, restructuring and other	—	(231)	1,373	2,662	5,286

Total operating expenses	42,682	38,736	37,916	39,255	40,642

Income (loss) from operations	4,987	2,250	(3,893)	(10,002)	(18,766)
Other income (expense):
Interest income	264	337	283	61	126
Interest expense	(12,033)	(12,476)	(9,585)	(7,590)	(3,181)
Loss on debt extinguishment	(1,651)	(15,712)	—	—	—
Other income (expense), net	2,295	864	437	2,785	468

Loss before income tax expense	(6,138)	(24,737)	(12,758)	(14,746)	(21,355)
Income tax expense	(1,834)	(1,173)	(1,173)	(1,338)	(1)

Net loss from continuing operations	(7,972)	(25,910)	(13,931)	(16,084)	(21,354)

Loss from discontinued operations net of income taxes	(712)	—	—	—	—

Net loss	(8,684)	(25,910)	(13,931)	(16,084)	(21,354)

Accretion of preferred stock dividends	(2,656)	—	—	—	—

Net loss attributable to common shareholders	$(11,340)	$(25,910)	$(13,931)	$(16,084)	$(21,354)

Basic and diluted net loss per common share
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.31)	$(0.85)	$(0.49)	$(0.57)	$(0.85)

Loss from discontinued operations, net of income taxes	(0.02)	—	—	—	—

Net loss attributable to common stockholders	$(0.33)	$(0.85)	$(0.49)	$(0.57)	$(0.85)

Basic and diluted weighted average number of common shares outstanding	34,731	30,512	28,601	28,202	25,160

BALANCE SHEET DATA:
Working capital (deficit)	$1,658	$10,611	$(9,072)	$(77,560)	$(36,711)
Total assets	$175,713	$116,244	$102,409	$101,177	$123,864
Long-term obligations	$133,158	$97,072	$70,817	$5,515	$50,224
Stockholders’ equity (deficit)	$(18,772)	$(13,864)	$(1,976)	$(2,672)	$11,082

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide our services to customers typically pursuant to agreements with a term of one to five years with monthly payment installments. As a result, these agreements provide us with a base of recurring revenue. Our revenue increases by adding new customers or selling additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals or terminations of agreements with existing customers.

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

Our acquisitions of CBTM and the assets and certain liabilities of CBT were accounted for in a manner similar to a pooling-of-interest due to common control ownership. The assets and the liabilities of CBT, CBTM and NaviSite were combined at their historical amounts beginning on September 11, 2002, the date on which CBT obtained a majority ownership of NaviSite. Our acquisitions of Avasta and Conxion, selected assets of Interliant, Inc. and our acquisition of substantially all of the assets and liabilities of Surebridge, Inc. were accounted for using the purchase method of accounting and as such, the results of operations and cash flows relating to these acquisitions were included in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows from their respective dates of acquisition of February 5, 2003, April 2, 2003, May 16, 2003 and June 10, 2004.

During the first quarter of fiscal year 2008, the Company completed four acquisitions. In August 2007 we acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services and acquired the assets and assumed certain liabilities of Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”). Alabanza was a provider of dedicated and shared managed hosting services. In September 2007 the Company acquired the outstanding capital stock of netASPx, Inc. (“netASPx”), an application management service provider and in October 2007 we acquired the assets of iCommerce, Inc., a reseller of dedicated hosting services. All of the acquisitions during fiscal year 2008 were accounted for using the purchase method of accounting and as such, the results of operations and cash flow related to these acquisitions were included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows from their respective dates of acquisition.

Results of Operations for the Three Years Ended July 31, 2008, 2007 and 2006

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,
	2008	2007	2006

Revenue, net	99.8%	99.7%	99.8%
Revenue, related parties	0.2%	0.3%	0.2%

Total revenue	100.0%	100.0%	100.0%
Total Cost of revenue	69.2%	67.5%	68.8%

Gross profit	30.8%	32.5%	31.2%

Operating expenses:
Selling and marketing	12.9%	13.4%	13.5%
General and administrative	14.7%	17.5%	20.0%
Impairment, restructuring and other	—%	(0.2)%	1.3%

Total operating expenses	27.6%	30.7%	34.8%

Income (loss) from operations	3.2%	1.8%	(3.6)%
Other income (expense):
Interest income	0.2%	0.3%	0.3%
Interest expense	(7.8)%	(9.9)%	(8.8)%
Loss on debt extinguishment	(1.1)%	(12.5)%	—%
Other income (expense), net	1.5%	0.7%	0.4%

Loss from continuing operations before income taxes and discontinued operations	(4.0)%	(19.6)%	(11.7)%
Income taxes	(1.2)%	(0.9)%	(1.1)%

Loss from continuing operations before discontinued operations	(5.2)%	(20.5)%	(12.8)%
Discontinued operation, net of income taxes	(0.4)%	—	—

Net loss	(5.6)%	(20.5)%	(12.8)%
Accretion of preferred stock dividends	(1.7)%	—%	—%

Net loss attributable to common shareholders	(7.3)%	(20.5)%	(12.8)%

Comparison of the Years 2008, 2007 and 2006

Revenue

We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.

Total revenue for the fiscal year ended July 31, 2008 increased 22.5% to approximately $154.6 million from approximately $126.2 million for the fiscal year ended July 31, 2007. The overall growth of approximately $28.4 million in revenue was mainly due to the addition of revenue from the companies acquired in August, September and October of 2007. Revenue from related parties increased 16% during the year ended July 31, 2008 to approximately $372,000 from approximately $322,000 during the year ended July 31, 2007.

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

One unrelated customer accounted for 8% and 9% of our total revenue in fiscal years 2007 and 2006, respectively. No customer accounted for more than 5% of total revenues in fiscal year 2008.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

Total cost of revenue of $106.9 million for the fiscal year ended July 31, 2008 increased approximately $21.7 million, or 25.5% from the cost of revenue of approximately $85.2 million for the fiscal year ended July 31, 2007. As a percentage of revenue, total cost of revenue for the fiscal year ended July 31, 2008 increased to 69.2% from 67.5% for the fiscal year ended July 31, 2007. The overall increase of approximately $21.7 million was primarily due to higher costs necessary to support the increase in revenues of $28.4 million. Incremental costs of revenue consisted of higher salaries and related costs (including stock based compensation and travel expenses) of approximately $7.8 million, increased intangible asset amortization expense of approximately $3.8 million resulting from the acquisitions of Alabanza, Jupiter, netASPx and iCommerce, Inc. during fiscal year 2008, increased depreciation expense of approximately $3.9 million, increased facility related expenses including rent and utilities of approximately $4.1 million, increased telecommunication related expenses of approximately $2.1 million and increased third party hardware and software pass-through charges and hardware and software maintenance and licensing costs of approximately $1.3 million and a one time datacenter migration charge of $0.4 million. These incremental expenses were partially offset by lower costs of outside consultants and billable expenses related to professional services revenue delivery of approximately $1.7 million during the period.

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

Gross profit of $47.7 million for the fiscal year ended July 31, 2008 increased approximately $6.7 million, or 16.3%, from a gross profit of approximately $41.0 million for the fiscal year ended July 31, 2007. Gross profit for the fiscal year ended July 31, 2008 represented 30.8% of total revenue, as compared to 32.5% of total revenue for the fiscal year ended July 31, 2007. Gross profit percentage was negatively impacted during fiscal year 2008 as compared to fiscal 2007 mainly due higher intangible amortization costs and higher levels of professional services business which carries overall lower gross profit.

Gross profit of $41.0 million for the fiscal year ended July 31, 2007 increased approximately $7.0 million, or 21%, from a gross profit of approximately $34.0 million for the fiscal year ended July 31, 2006. Gross profit for the fiscal year ended July 31, 2007 represented 32.5% of total revenue, as compared to 31.2% of total revenue for the fiscal year ended July 31, 2006. The improvement in gross profit as a percentage of total revenue was primarily attributable to our continued focus on cost containment and increased reliance on our operations in India.

Operating Expenses

Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade show costs and marketing and direct mail programs.

Selling and marketing expense increased 17.8% to approximately $19.9 million, or 12.9% of total revenue for the fiscal year ended July 31, 2008 from approximately $16.9 million, or 13.4% of total revenue for the fiscal year ended July 31, 2007. The increase of approximately $3.0 million resulted primarily from increased salary and headcount related costs of $3.5 million (including stock based compensation) supporting the growth in total revenue during the fiscal year ended July 31, 2008, and increased lead referral fees of $0.3 million. These cost increases were partially offset by decreased commission related expenses of $0.5 million and decreased sales related marketing expenses of $0.3 million.

Selling and marketing expense increased 14.2% to approximately $16.9 million, or 13.4% of total revenue for the fiscal year ended July 31, 2007 from approximately $14.8 million, or 13.5% of total revenue for the fiscal year ended July 31, 2006. The increase of approximately $2.3 million resulted primarily from increased salary and related costs of $0.6 million (including stock based compensation) supporting the growth in total revenue during the fiscal year ended July 31, 2007, increased commission expenses and partner fees associated with higher bookings realized during the fiscal year ended July 31, 2007 of $1.0 million, and $0.3 million of increased spending on sales related marketing programs.

General and Administrative — General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

General and administrative expense increased 4% to approximately $22.8 million, for the fiscal year ended July 31, 2008 from approximately $22.0 million, for the fiscal year ended July 31, 2007. General and administrative expense decreased to 14.7% of total revenue for the fiscal year ended July 31, 2008 from 17.5% of total revenue for the fiscal year ended July 31, 2007. The total increased expenses of $0.8 million were attributable to an increase of $1.1 million in facilities related costs including rent and utilities, increased consulting and professional services of $1.0 million, increased bad debt expense of $0.5 million, and increased miscellaneous fees including non-income tax expenses and administrative service charges of $0.7 million. The increased expenses were offset by lower transaction related costs of $1.8 million, lower salary costs (including stock based compensation) of $0.4 million and a net decrease in depreciation and amortization of $0.3 million.

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

Operating Expenses — Impairment, Restructuring and Other

No impairment, restructuring, or other charges were recorded in fiscal year 2008.

The Company recorded a net impairment recovery of $0.2 million in fiscal 2007 primarily due to an impairment recovery of approximately $0.3 million related to revised assumptions due to securing a sublease of an impaired facility during the fiscal year ended July 31, 2007, offset by an approximate $0.1 million impairment charge related to the abandonment of additional space in our Syracuse, New York facility.

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

Interest Income

Interest income decreased 21.7% to approximately $264,000, or 0.2% of total revenue, for the fiscal year ended July 31, 2008 from approximately $337,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2007. The decrease of $73,000 is mainly due to lower levels of average cash balances during the year ended July 31, 2008 as compared to the fiscal year ended July 31, 2007, as a result of the Company’s use of cash for acquisitions during fiscal year 2008.

Interest income increased 19.1% to approximately $337,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2007 from approximately $283,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2006. The increase of $54,000 is mainly due to an increase in the rate of interest on our security deposits, and a higher average cash balances during the year ended July 31, 2007 as compared to the fiscal year ended July 31, 2006.

Interest Expense

Interest expense decreased 4.0% to approximately $12.0 million, or 7.8% of total revenue, for the fiscal year ended July 31, 2008 from approximately $12.5 million, or 9.9% of total revenue, for the fiscal year ended July 31, 2007. The decrease of $0.5 million is primarily related to a lower rate of interest on our outstanding long-term debt during the fiscal year ended July 31, 2008. The average long-term debt balance during the fiscal year ended July 31, 2008 compared to the fiscal year ended July 31, 2007 was higher due to an increase in the term loan balance as a result of the debt refinancing in June 2007 and the acquisitions done in first quarter of fiscal year 2008.

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

Loss on debt extinguishment

During the year ended July 31, 2008, the Company recorded a loss on debt extinguishment of $1.7 million in connection with the refinancing of its credit agreement completed in September 2007. The total amount of the loss on debt extinguishment consisted of the write-off of unamortized transaction fees and expenses related to the prior refinancing of the Company’s long-term debt in June 2007.

During the year ended July 31, 2007, the Company recorded a loss on debt extinguishment of approximately $15.7 million in connection with the refinancing of the Company’s long-term debt in June 2007. The loss on debt extinguishment consisted of an approximate $3.0 million pre-payment penalty due to Silver Point Finance LLC in connection with the refinancing of outstanding debt, approximately $8.6 million of unamortized value ascribed to warrants issued in connection with the outstanding debt, approximately $0.8 million related to the write-off of the unamortized debt discount (recorded in connection with the embedded derivative) related to the original debt and approximately $4.1 million of unamortized transaction fees and expenses.

Other Income (Expense), Net

Other income was approximately $2.3 million for the fiscal year ended July 31, 2008, as compared to other income of approximately $0.9 million for the fiscal year ended July 31, 2007. Other income consists of a $1.6 million gain attributed to the settlement of the AppliedTheory litigation coupled with $0.7 million for sub-lease rental income and other miscellaneous income.

Other income was approximately $0.9 million for the fiscal year ended July 31, 2007, as compared to other income of approximately $0.4 million for the fiscal year ended July 31, 2006. Other income consists of sub-lease rental income and other miscellaneous income.

Income Tax Expense

The Company recorded $1.8 million of deferred income tax expense for the fiscal year ended July 31, 2008, $0.7 million more that the amounts recorded for the years ended July 31, 2007 and July 31, 2006. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax goodwill amortization related to the Surebridge asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by CBTM prior to the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007, and the asset acquisition of iCommerce, Inc. in October 2007. Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized for any of these acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards, which expire within a definite period.

Discontinued Operations

During the year ended July 31, 2008, the Company’s loss from discontinued operations was $0.7 million. The discontinued operations relates to the Company’s employment services operation called America’s Job Exchange (“AJE”). During fiscal year 2008 the Company made the determination that AJE was not core to our business and is actively looking to dispose of this asset.

Liquidity and Capital Resources

As of July 31, 2008, our principal sources of liquidity included cash and cash equivalents of $3.3 million and a revolving credit facility of $10.0 million provided under our credit agreement ($5.0 million available at July 31, 2008) with a lending syndicate. Our current assets were substantially equal to our current liabilities at July 31, 2008, giving us a neutral working capital position including cash and cash equivalents of $3.3 million as compared to a working capital of $10.6 million, including cash and cash equivalents of $11.7 million, at July 31, 2007.

Cash and cash equivalents decreased approximately $8.4 million for the fiscal year ended July 31, 2008. The primary uses of cash for the fiscal year ended July 31, 2008 included $31.4 million used for acquisitions, net of cash acquired, $12.0 million for purchases of property, plant and equipment, $7.9 million of payments on notes payable and capital lease obligations, $6.0 million settlement of the AppliedTheory promissory notes, $1.5 million of payments for debt issuance costs and $0.6 million used for discontinued operations. Our primary sources of cash included approximately $6.6 million in cash provided by operations, $28.9 million in proceeds from borrowings on notes payable, $13.5 million related to the release of restricted cash and approximately $2.0 million in proceeds from the exercise of employee stock options and employee stock purchases. Net cash provided by operating activities of approximately $6.6 million for the fiscal year ended July 31, 2008 resulted from the funding of our net loss of $8.7 million, $13.5 million in net changes in operating assets and liabilities offset by a loss on debt extinguishment of $1.7 million, non-cash charges of $28.0 million and $1.6 million gain on settlement of the AppliedTheory litigation. At July 31, 2008, we had an accumulated deficit of $504.5 million.

During fiscal year 2008, the Company entered into a deposit agreement to secure additional data center space in the U.K., totaling $5.0 million (which is reflected as a $5.0 million use of cash and is included in the total use of cash related to net change in operating assets and liabilities of $13.5 million). Excluding the $5.0 million deposit, which was returned to the Company in September 2008, the Company generated $11.6 million in net cash flows from operating activities for the year ended July 31, 2008.

Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts will bear interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the credit agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined in the credit agreement, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. In June 2008 the credit agreement was modified to increase the applicable margin of the loan to either 5% for LIBOR or 4% for ABR loans and minimum LIBOR was fixed at 3.15%. Interest becomes due and is payable quarterly in arrears.

The Company believes that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Contractual Obligations and Commercial Commitments

We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of July 31, 2008, are as follows:

		Less than			More than
Description	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Short/Long-term debt	$113,950	$6,100	$2,200	$105,650	$—
Interest on debt (a)	43,144	9,051	17,685	16,408	—
Capital leases	30,840	5,917	7,032	5,571	12,320
Bandwidth commitments	4,178	2,321	1,857	—	—
Property leases (b)(c)(d)	83,946	12,578	19,442	17,983	33,943

Total	$276,058	$35,967	$48,216	$145,612	$46,263

(a)	Interest on debt assumes LIBOR is fixed at 3.16%

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment of the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, goodwill and other intangible assets, stock-based compensation, impairment costs and income taxes. Management reviews its estimates on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

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

Professional services revenue is recognized on a time and materials basis as the services are performed for time and materials type contracts or on a percentage of completion method for fixed price contracts. The Company estimates percentage of completion using the ratio of hours incurred on a contract to the projected hours expected to be incurred to complete the contract. Estimates to complete contracts are prepared by project managers and reviewed by management each month. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined as the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Historically, our estimates have been consistent with actual results. Unbilled accounts receivable represent revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

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

Allowance for Doubtful Accounts.  We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 1% - 2% of all other customer balances. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, the Company’s estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.04 million to $0.09 million decrease to income from continuing operations for the fiscal year ended July 31, 2008.

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

We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumption used in preparing our estimates of the Company’s reporting units projected performance for purposes of impairment testing differs materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2008 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At July 31, 2008 and 2007, the carrying value of goodwill and other intangible assets totaled $96.0 million and $50.9 million, respectively. Historically, our estimates have been consistent with actual results.

Impairment costs.  The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of July 31, 2008, the Company’s accrued lease impairment balance totaled approximately $1.3 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10%-20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations for the fiscal year ended July 31, 2008 by approximately $0.13 million to $0.26 million.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Income Taxes.  Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income then, at that time, management may reduce its valuation allowance accordingly. The Company’s federal and state net operating loss carryforwards at July 31, 2008 totaled $179.5 million. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $3.6 million for the reporting period.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have no significant foreign operations and therefore face no material foreign currency exchange rate risk. Our interest rate risk at July 31, 2008 was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility. At July 31, 2008 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $1.1 million increase in our interest expense under our senior secured credit facility for the fiscal year ended July 31, 2008.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Schedule and the Reports of the Independent Registered Public Accounting Firm appear beginning on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on management’s evaluation (with the participation of NaviSite’s principal executive officer and principal financial officer) as of the end of the period covered by this report, NaviSite’s principal executive officer and principal financial officer have concluded that NaviSite’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by NaviSite in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to its management, including to its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.  There was no change in NaviSite’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, NaviSite’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of July 31, 2008, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Management,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information — Audit Committee Financial Expert.”

During the fourth quarter of fiscal 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2008

The following table sets forth certain information regarding NaviSite’s equity compensation plans as of July 31, 2008.

(c)
Number of Securities
	(a)	(b)	Available for Future
	Number of Securities to	Weighted-Average	Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	6,722,165	$3.94	2,095,412
Equity compensation plans not approved by security holders	—		—

Total	6,722,165		2,095,412

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions,” and “Corporate Governance and Board Matters.”

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
November 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	November 6, 2008

/s/ Arthur P. Becker Arthur P. Becker	President, Chief Executive Officer and Director (Principal Executive Officer)	November 6, 2008

/s/ James W. Pluntze James W. Pluntze	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 6, 2008

/s/ James H. Dennedy James H. Dennedy	Director	November 6, 2008

/s/ Larry W. Schwartz Larry W. Schwartz	Director	November 6, 2008

/s/ Thomas R. Evans Thomas R. Evans	Director	November 6, 2008

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.10	Asset Purchase Agreement, dated as of August 10, 2007, by and among NaviSite, Inc., Navi Acquisition Corp., Alabanza, LLC and Hosting Ventures, LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.11	Stock Purchase Agreement, dated August 10, 2007, by and among NaviSite, Inc., Jupiter Hosting, Inc. and the stockholders of Jupiter Hosting, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.12	Agreement and Plan of Merger, dated as of September 12, 2007, by and among NaviSite, Inc., NSite Acquisition Corp., netASPx, Inc. and GTCR Fund VI, L.P. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.4	Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock, dated as of September 12, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.5	Waiver of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock by netASPx Holdings, Inc., dated September 25, 2007, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008 (File No. 000-27597).
3.6	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-83501).
4.2	Specimen Certificate of Series A Convertible Preferred Stock of NaviSite, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
10.1	Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2	Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3	Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4	Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5	Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.6	First Amendment to Lease, dated as of August 9, 2006, by and between the Registrant and Carr NP Properties L.L.C. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2006 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.7*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.8*	NaviSite, Inc. Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed November 13, 2007 (File No. 000-27597).
10	.9*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/ A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.10*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report of Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10	.11*	Separation Agreement dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker is incorporated herein by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10.12		Warrant Purchase Agreement, dated as of February 13, 2007, by and among the Registrant, SPCP Group, LLC and SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.13		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group, LLC is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.14		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group III, LLC is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.15		Amendment No. 1 to Warrant, dated as of February 13, 2007, by and between the Registrant and SPCP Group, LLC is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-27597).
10.16		Credit Agreement, dated as of June 8, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.17		Security Agreement, dated as of June 8, 2007, by and among NaviSite, Inc., certain of its subsidiaries, and Canadian Imperial Bank of Commerce, acting through its New York agency, as collateral agent is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.18		Form of Term Note, to be made by NaviSite, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.19		Form of Revolving Note to be made by NaviSite, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.20		Amendment, Waiver and Consent Agreement No. 1, dated as of August 10, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of August 16, 2007 (File No. 000-27597).

Exhibit No.	Description of Exhibit

10.21	Amended and Restated Credit Agreement, dated as of September 12, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).
10.22	Term Note, dated as of September 12, 2007, issued by NaviSite, Inc. to CIBC, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).
10.23	Waiver No. 2, dated as of November 2, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-27597).
10.24	Amendment, Waiver and Consent Agreement No. 3, dated as of January 31, 2008, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-27597).
10.25	Amendment and Consent Agreement No. 4, dated as of June 20, 2008, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10.26	Amendment, Waiver and Consent Agreement No. 5, dated as of October 30, 2008, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of October 29, 2008 (File No. 000-27597).
10.27	Registration Rights Agreement, dated May 27, 2003, by and between the Registrant and Silicon Valley Bank, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-27597).
10.28	Registration Rights Agreement, dated as of January 30, 2004, by and between the Registrant and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.29	Registration Rights Agreement, dated as of September 12, 2007, by and between NaviSite, Inc. and GTCR Fund VI, L.P. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 18, 2007 (File No. 000-27597).
10.30	Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).
10.31	Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, James W. Pluntze, Mark Clayman, Nasir Cochinwala and Monique Cormier is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.32		Lease and Services Agreement by and between NaviSite Europe Limited and Global Switch (London) Limited is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/A filed on March 8, 2004 (File No. 333-12087).
10.33		Registration Rights Agreement, dated June 10, 2004, by and between the Registrant and Surebridge, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2004 (File No. 000-27597).
10.34		First Amendment to the Registration Rights Agreement, dated June 2006, by and between the Registrant and Waythere, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 (File No. 000-27597).
10.35		Settlement Agreement and Mutual General Release, dated as of January 13, 2005, by and among the Registrant, Atlantic Investors, LLC, Arthur P. Becker, Andrew Ruhan, Gabriel Ruhan and Convergence Associates, Inc., as agent for substantially all of the former Avasta shareholders, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-27597).
10	.36*	NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.37*	Amendment No. 1 to the NaviSite, Inc. Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.38*	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).
10.39		Agreement and Acknowledgement, dated October 19, 2005, by and among the Registrant, Waythere, Inc., ClearBlue Technologies Management, Inc., Avasta, Inc., Conxion Corporation, Intrepid Acquisition Corp. and Lexington Acquisition Corp. is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.40*	Employment Offer Letter, dated August 12, 2005, between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.41*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.42*	Separation Agreement, dated as of July 31, 2007, by and between the Registrant and James W. Pluntze is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 2, 2007 (File No. 000-27597).
10	.43*	NaviSite, Inc. Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007 (File No. 000-27597).
10	.44*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Arthur Becker is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-27597).
10	.45*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Monique Cormier is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-27597).
10	.46*	Offer of Employment, dated as of May 19, 2004, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.47*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.48*	Offer of Employment, dated as of June 17, 2005, by and between the Registrant and Nasir Cochinwala, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.49*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Nasir Cochinwala, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
14		Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

INDEX TO NAVISITE, INC. CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended July 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended July 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-41
Financial Statement Schedule II — Valuation and Qualifying Accounts	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiaries (the “Company”) as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
November 5, 2008

NAVISITE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$3,261	$11,701
Accounts receivable, less allowance for doubtful accounts of $897 and $781 at July 31, 2008 and 2007, respectively	18,927	15,051
Unbilled accounts receivable	1,711	920
Prepaid expenses and other current assets	11,557	15,975

Total current assets	35,456	43,647
Property and equipment, net	38,141	15,841
Intangible assets, net of accumulated amortization	29,290	7,755
Goodwill	66,683	43,159
Other assets	4,258	4,158
Restricted cash	1,885	1,684

Total assets	$175,713	$116,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to the AppliedTheory Estate	$—	$6,000
Notes payable, current portion	6,100	1,063
Capital lease obligations, current portion	3,166	1,829
Accounts payable	7,033	3,913
Accrued expenses	11,112	12,933
Accrued interest	1,367	1,698
Accrued lease abandonment costs, current portion	857	863
Deferred revenue	3,025	3,720
Deferred other income and customer deposits	1,138	1,017

Total current liabilities	33,798	33,036
Capital lease obligations, less current portion	14,922	1,030
Accrued lease abandonment costs, less current portion	428	645
Deferred tax liabilities	5,597	3,685
Other long-term liabilities	4,361	2,612
Notes payable, less current portion	107,850	89,100

Total liabilities	166,956	130,108

Series A Convertible Preferred stock, $0.01 par value; designated 5,000 shares; issued and outstanding: 3,320 at July 31, 2008; 0 shares at July 31, 2007	27,529	—
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; issued and outstanding: 35,232 and 33,506 at July 31, 2008 and 2007, respectively	352	335
Accumulated other comprehensive income	253	381
Additional paid-in capital	485,086	481,199
Accumulated deficit	(504,463)	(495,779)

Total stockholders’ deficit	(18,772)	(13,864)

Total liabilities and stockholders’ deficit	$175,713	$116,244

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue, net	$154,194	$125,860	$108,844
Revenue, related parties	372	322	243

Total revenue	154,566	126,182	109,087

Cost of revenue (includes stock-based compensation expense under SFAS 123R of $1,794, $1,342, $1,024 for years ended July 31, 2008, 2007 and 2006, respectively)	106,897	85,196	75,064

Gross profit	47,669	40,986	34,023

Operating expenses:
Selling and marketing (includes stock-based compensation expense under SFAS 123R of $746, $570, $346 for years ended July 31, 2008, 2007 and 2006, respectively)	19,909	16,924	14,756
General and administrative (includes stock-based compensation expense under SFAS 123R of $1,830, $1,784, $2,988 for years ended July 31, 2008, 2007 and 2006, respectively)	22,773	22,043	21,787
Impairment, restructuring and other, net	—	(231)	1,373

Total operating expenses	42,682	38,736	37,916

Income (loss) from operations	4,987	2,250	(3,893)
Other income (expense):
Interest income	264	337	283
Interest expense	(12,033)	(12,476)	(9,585)
Loss on debt extinguishment	(1,651)	(15,712)	—
Other income, net	2,295	864	437

Loss from continuing operations before income taxes and discontinued operations	(6,138)	(24,737)	(12,758)
Income taxes	(1,834)	(1,173)	(1,173)

Loss from continuing operations before discontinued operations	(7,972)	(25,910)	(13,931)
Loss from discontinued operations, net of income taxes	(712)	—	—

Net loss	(8,684)	$(25,910)	$(13,931)
Accretion of preferred stock dividends	(2,656)	—	—

Net loss attributable to common stockholders	$(11,340)	$(25,910)	$(13,931)

Basic and diluted net loss per common share
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.31)	$(0.85)	$(0.49)

Loss from discontinued operations, net of income taxes	(0.02)	—	—

Net loss attributable to common stockholders	$(0.33)	$(0.85)	$(0.49)

Basic and diluted weighted average number of common shares outstanding	34,731	30,512	28,601

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other	Additional		Stockholders’	Comprehensive
	Preferred Stock		Common Stock		Deferred	Comprehensive	Paid-in	Accumulated	Equity	Income
	Shares	Amount	Shares	Amount	Compensation	Income	Capital	Deficit	(Deficit)	(Loss)
Balance at July 31, 2005	—	$—	28,487	$285	$(633)	$156	$453,458	$(455,938)	$(2,672)
Exercise of common stock options	—	—	472	5	—	—	1,116	—	1,121
Issuance of stock warrants to Silver Point Finance	—	—	—	—	—	—	9,101	—	9,101
Stock compensation and amortization of deferred stock-based compensation	—	—	—	—	633	—	3,725	—	4,358
Net loss	—	—	—	—	—	—	—	(13,931)	(13,931)	(13,931)
Currency translation adjustment	—	—	—	—	—	47	—	—	47	47
Total Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(13,884)

Balance at July 31, 2006	—	—	28,959	290	—	203	467,400	(469,869)	(1,976)
Exercise of common stock options	—	—	1,442	14	—	—	4,034	—	4,048
Exercise of common stock purchase warrants	—	—	1,730	17	—	—	—	—	17
Conversion of note payable	—	—	1,375	14	—	—	3,850	—	3,864
Issuance of common stock purchase warrants	—	—	—	—	—	—	2,219	—	2,219
Stock compensation and amortization of deferred stock-based compensation	—	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	—	(25,910)	(25,910)	(25,910)
Currency translation adjustment	—	—	—	—	—	178	—	—	178	178
Total Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(25,732)

Balance at July 31, 2007	—	—	33,506	335	—	381	481,199	(495,779)	(13,864)
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	664	7	—	—	1,947	—	1,954
Issuance of preferred stock	3,125	24,873	—	—	—	—	—	—
Preferred stock dividend	195	2,656	—	—	—	—	(2,656)		(2,656)
Issuance of common stock related to acquisition	—	—	25	—	—	—	226	—	226
Exercise of common stock purchase warrants	—	—	1,000	10	—	—	—	—	10
Vesting of restricted stock and stock-based compensation	—	—	37	—	—	—	4,370	—	4,370
Net loss	—	—	—	—	—	—	—	(8,684)	(8,684)	(8,684)
Currency translation adjustment	—	—	—	—	—	(128)	—	—	(128)	(128)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(8,812)

Balance at July 31, 2008	3,320	$27,529	35,232	$352	$—	$253	$485,086	$(504,463)	$(18,772)

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(8,684)	$(25,910)	$(13,931)
Loss from discontinued operations	712	—	—

Loss from continuing operations before discontinued operations	(7,972)	(25,910)	(13,931)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	21,108	13,684	12,791
Mark to market for interest rate cap	91	106	110
Deferred income tax expense	1,834	1,173	1,174
(Gain) loss on disposal of assets	17	(11)	(17)
Gain on settlements	(1,607)	—	(38)
Impairment costs (recoveries) associated with abandoned leases	—	(231)	1,373
Amortization of warrants	—	1,907	657
Non-cash stock compensation	4,370	3,696	4,358
Provision for bad debts	581	36	51
Loss on debt extinguishment	1,651	15,712	—
Changes in operating assets and liabilities, net of impact of acquisitions Accounts receivable	(500)	(3,215)	(1,235)
Due from related parties	—	30	71
Unbilled accounts receivable	(765)	(490)	(67)
Prepaid expenses and other current assets, net	(7,409)	(608)	902
Other assets	100	1,365	945
Accounts payable	2,241	(1,710)	(1,949)
Deferred other income and customer deposits	121	(653)	956
Other long-term liabilities	357	(165)	1,795
Accrued expenses and deferred revenue	(7,644)	2,198	(6,526)

Net cash provided by operating activities of continuing operations	6,574	6,914	1,420

Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(11,975)	(7,934)	(5,772)
Cash used for acquisitions, net of cash acquired	(31,373)	—	—
Proceeds from the sale of equipment	1	11	17
Changes in restricted cash position	13,535	(7,986)	(6,335)

Net cash used for investing activities of continuing operations	(29,812)	(15,909)	(12,090)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options & employee stock purchase plan	1,954	4,048	1,121
Proceeds from exercise of warrants	10	17
Proceeds from notes payable, net	28,881	95,517	70,436
Repayment of notes payable	(10,114)	(78,074)	(2,340)
Repayment of modified accounts receivable line	—	—	(20,400)
Payment under note payable to Waythere, Inc. (formerly Surebridge)	—	—	(34,611)
Debt issuance costs	(1,509)	(1,541)	(4,865)
Payments on capital lease obligations	(3,827)	(2,631)	(2,127)

Net cash provided by financing activities of continuing operations	15,395	17,336	7,214

Cash used for operating activities of discontinued operations	(597)	—	—
Net (decrease) increase in cash and cash equivalents	(8,440)	8,341	(3,456)
Cash and cash equivalents, beginning of year	11,701	3,360	6,816

Cash and cash equivalents, end of year	$3,261	$11,701	$3,360

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,397	$7,709	$11,540
Supplemental disclosure of non-cash transactions:
Equipment purchased under capital leases	$17,652	$2,668	$1,868
Conversion of long term debt to common stock	$—	$3,864	$—
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$24,873	$—	$—
Accretion of Preferred Stock	$2,656	$—	$—

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides information technology (“IT”) hosting, outsourcing and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At July 31, 2008, NaviSite had 16 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Substantially all revenue is generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Background

NaviSite was formed in 1996 within ModusLink Global Solutions, Inc. (formerly known as CMGI, Inc.), our former majority stockholder, to support the networks and host Web sites of ModusLink Global Solutions, Inc., its subsidiaries and several of its affiliated companies. In 1997, we began offering and supplying Web site hosting and management services to companies not affiliated with ModusLink Global Solutions, Inc. We were incorporated in Delaware in December 1998. In October 1999, we completed our initial public offering of common stock and remained a majority-owned subsidiary of ModusLink Global Solutions, Inc. until September 2002, at which time ClearBlue Technologies, Inc., or CBT, became our majority stockholder.

•	In December 2002, we acquired all of the issued and outstanding stock of ClearBlue Technologies Management, Inc., or CBTM, a subsidiary of CBT, which previously had acquired assets from the bankrupt estate of AppliedTheory Corporation related to application management and application hosting services. This acquisition added application management and development capabilities to our managed application services.

•	In February 2003, we acquired Avasta, Inc., a provider of application management services, adding automated application and device monitoring software capabilities to our managed application services.

•	In April 2003, we acquired Conxion Corporation, a provider of application hosting, content and electronic software distribution and security services. This acquisition added proprietary content delivery software and related network agreements to our managed application services and managed infrastructure services.

•	In May 2003, we acquired assets of Interliant, Inc. related to managed messaging, application hosting and application development services. This acquisition added messaging-specific services and capabilities and IBM Lotus Domino expertise, and formed the core of our managed messaging services.

•	In August 2003, we acquired assets of CBT related to co-location, bandwidth, security and disaster recovery services, enhancing our managed infrastructure services and adding physical plant assets. Specifically, we acquired all of the outstanding shares of six wholly-owned subsidiaries of CBT with data centers located in Chicago, Illinois; Las Vegas, Nevada; Los Angeles, California; Milwaukee, Wisconsin; Oakbrook, Illinois; and Vienna, Virginia and assumed the revenue and expenses of four additional wholly-owned subsidiaries of CBT with data centers located in Dallas, Texas; New York, New York; San Francisco, California; and Santa Clara, California, which four entities we later acquired.

•	In June 2004, we completed the acquisition of substantially all of the assets and liabilities of Surebridge, Inc., a privately held provider of managed application services for mid-market companies. This acquisition broadened our managed application services, particularly in the areas of financial management, supply chain management, human resources management and customer relationship management.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In August 2007 we acquired the outstanding capital stock of Jupiter Hosting, Inc., a privately held company based in Santa Clara, CA that provides managed hosting services. We also acquired the assets and assumed certain liabilities of Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”). Alabanza was a provider of dedicated and shared managed hosting services.

•	In September 2007 we acquired the outstanding capital stock of netASPx, Inc., an application management service provider. In October 2007, we acquired the assets of iCommerce, Inc., a reseller of dedicated hosting services.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NaviSite, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation, the determination of the deferred tax valuation allowance, the determination of certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.

(d)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.9 million and $15.4 million as of July 31, 2008 and July 31, 2007, including $13.7 million which is classified as short-term in the Consolidated Balance Sheet as of July 31, 2007, included in “Prepaid expenses and other current assets”.

At July 31, 2008 restricted cash consists of cash collateral requirements for standby letters of credit associated with several of the Company’s facility leases. At July 31, 2007, restricted cash consists of cash held in escrow for payment to the AppliedTheory Estate (see Note 11), cash collateral requirements for standby letters of credit associated with several of the Company’s facility leases and cash borrowed under our Credit Agreement specifically for data center expansion (see Note 11).

(e)	Revenue Recognition

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable, and accrued expenses. As of July 31, 2008, the carrying cost of these instruments approximated their fair value. Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables is limited due to our broad and diverse customer base. One third-party customer accounted for 8% and 9% of our total revenue for the fiscal years ended July 31, 2007 and 2006, respectively. Accounts receivable included approximately $1.6 million and $0.9 million due from this third-party customer at July 31, 2007 and 2006, respectively. No customer accounted for more than 5% of total revenues in fiscal year 2008 or 5% of the total accounts receivable balance as of July 31, 2008.

(g)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income, primarily foreign currency translation adjustments, in the Consolidated Balance Sheets as a component of Stockholders’ Deficit.

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

Renewals and betterments which materially extend the life of an asset, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected within “Other income, net” in our Consolidated Statements of Operations.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Long-lived Assets, Goodwill and Other Intangibles

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

(j)	Advertising Costs

The Company charges advertising costs to expense in the period incurred. Advertising expense for the years ended July 31, 2008, 2007 and 2006 were approximately $0.5 million, $0.4 million and $0.1 million, respectively.

(k)	Income Taxes

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

On August 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. The adoption of FIN 48 did not have a material effect on the Company’s financial statements. No cumulative effect was booked through beginning retained earnings.

As of the adoption date, the Company has determined that it does not have any gross unrecognized tax benefits. The Company does not expect significant changes in the amounts of unrecognized tax benefits within the next twelve months.

(l)	Derivative Financial Instruments

Derivative instruments are recorded as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company utilizes interest rate derivatives to minimize the risk related to rising interest rates on a portion of its floating rate debt and did not qualify to apply hedge accounting. The interest

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate differentials to be received under such derivatives and the changes in the fair value of the instruments are recognized as adjustments to Interest expense each reporting period. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivatives financial instruments for trading purposes.

(m)	Lease Expense

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

(n)	Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the Consolidated Statement of Operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. SAB No. 107 provides the Staff’s views regarding interpretations between SFAS 123R and certain SEC rules and regulations and provides guidance related to the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R, and investors and users of financial statements in analyzing the information provided.

Following the guidance in SAB No. 107, on August 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of operations from prior interim periods and fiscal years. SFAS 123R requires us to measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period that the awards are expected to vest. The Company generally grants options under its equity plans that vest as to 25% of the original number of shares six months after the grant date and thereafter in equal monthly amounts over the three year period commencing six months after the grant date.

Upon adoption of SFAS 123R, we began recognizing compensation expense associated with awards granted after August 1, 2005 and the unvested portion of previously granted awards that were outstanding as of August 1, 2005, in our Consolidated Statement of Operations.

Stock Options

The following table summarizes stock based compensation expense related to employee stock options under SFAS 123R for the fiscal years ended July 31, 2008, 2007, and 2006, respectively which was allocated as follows.

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$1,724	$1,342	$1,024
Selling and marketing	710	570	346
General and administrative	903	1,784	2,988

	$3,337	$3,696	$4,358

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company included in the 2007 expense $0.8 million of stock based compensation relating to a modification of stock options held by the Company’s former Chief Financial Officer, who resigned in January 2007. Pursuant to a lock-up agreement the Company amended his option agreements to extend the time that his vested options as of his last date of employment could be exercised from 90 days from the date of termination to 227 days from his date of termination. Modifications to option agreements under SFAS 123R require re-measurement of the fair value of the option based on a comparison of the fair value immediately before and after the modification, and a corresponding charge to earnings.

In February 2006, the Company granted options to certain senior managers as part of the fiscal year 2006 management bonus program. The options were granted with an option to accelerate all vesting if certain performance criteria were achieved. All options were fully accelerated during the fiscal year ended July 31, 2006 and the Company recorded stock based compensation expense related to this acceleration of approximately $30,000 and $0.2 million in cost of revenue and general and administrative expenses, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions. The weighted average risk-free interest rate assumption is based upon the U.S. Treasury rates as of the month of grant. The expected volatility is based upon the historical volatility of the Company’s stock price over the expected term of the option. The estimate of the expected life of an option is based upon its contractual term and past employee exercise behavior.

	Years Ended July 31,
	2008	2007	2006

Risk-free interest rate	3.40%	4.62%	4.55%
Expected volatility	82.65%	99.03%	107.04%
Expected life (years)	2.50	3.00	2.51
Weighted average fair value of options granted	$3.21	$3.19	$1.27

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended July 31, 2008 and 2007 we estimated that 5% of options granted would be forfeited before the end of the first vesting tranche. Forfeitures after the first vesting tranche are not considered to be material. Through January 2006, we estimated that 15% of options granted would be forfeited before the end of the first vesting tranche. This change in accounting estimate was reflected by recognizing a cumulative adjustment in compensation expense during the year ended July 31, 2006.

The following table reflects stock option activity under the Company’s equity incentive plans for the fiscal year ended July 31, 2008.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(Thousands)

Options outstanding, beginning of year	6,655,920	$3.62
Granted	2,002,500	$6.27
Exercised	(597,732)	$2.91
Forfeited or Expired	(1,338,523)	$6.28

Options outstanding, July 31, 2008	6,722,165	$3.94	7.36	$3,956

Options exercisable, July 31, 2008	4,758,115	$3.51	6.70	$3,680

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2008, 2007, and 2006 was approximately $3.0 million, $5.4 million and $.86 million, respectively.

As of July 31, 2008, unrecognized stock based compensation related to stock options was approximately $8.2 million. This cost is expected to be expensed over a weighted average period of 2.46 years.

Non-vested Shares

Non-vested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Non-vested stock is expensed ratably over the term of the restriction period.

The following table summarizes stock based compensation expense related to non-vested shares under SFAS 123R for the fiscal years ended July 31, 2008, 2007, and 2006, respectively which was allocated as follows.

	Years Ended July 31,
	2008	2007	2006
		(In thousands)

Cost of revenue	$3	$—	$—
Selling and marketing	2	—	—
General and administrative	898	—	—

	$903	$—	$—

The fair value of non-vested shares is based upon on the market price of the Company’s common stock on the grant date. The total grant date fair value of non-vested stock that vested during the fiscal year ended July 31, 2008 was approximately $0.2 million. As of July 31, 2008, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock to be recognized over a weighted average period of 2.32 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “ESPP”), employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period.

Stock compensation expense for the ESPP is recognized over the offering period. Each offering period consists of six months.

The following table summarizes stock based compensation expense related to the ESPP under SFAS 123R for the fiscal years ended July 31, 2008, 2007, and 2006, respectively which was allocated as follows.

	Years Ended July 31,
	2008	2007	2006
		(In thousands)

Cost of revenue	$67	$—	$—
Selling and marketing	34	—	—
General and administrative	29	—	—

	$130	$—	$—

The Company issued 66,074 shares of common stock in fiscal year ended July 31, 2008. As of July 31, 2008, there was approximately $88,000 of unrecognized compensation expense related to the offering period in progress at July 31, 2008. This expense is to be recognized over a period of five months. Although the ESPP existed in fiscal years 2007 and 2006 there were insufficient shares available for issuance. See Note 16(d).

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Basic and Diluted Net Loss Per Common Share

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

	Years Ended July 31,
	2008	2007	2006

Common stock options	1,943,861	1,984,040	307,324
Common stock warrants	1,197,992	1,428,209	1,742,916
Nonvested stock	151,604	—	—
Series A convertible preferred stock	3,356,202	—	—
ESPP	28,119	—	—

Total	6,677,778	3,412,249	2,050,240

(p)	Segment Reporting

We currently operate in one reportable segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.

(q)	Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB NO. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning August 1, 2008. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operation.

(r)	Foreign Currency

The functional currencies of our international subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ deficit (“Accumulated other comprehensive income”).

(s)	Reclassifications

Certain fiscal year 2006 and 2007 amounts have been reclassified to conform to the fiscal year 2008 financial statement presentation.

(3)	Impairment of Long-Lived Assets

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(4)	Property and Equipment

Property and equipment consisted of the following:

	July 31,
	2008	2007
	(In thousands)

Office furniture and equipment	$4,522	$3,416
Computer equipment	68,968	53,393
Software licenses	15,270	12,868
Leasehold improvements	26,981	10,824

	115,741	80,501
Less: Accumulated depreciation and amortization	(77,600)	(64,660)

Property and equipment, net	$38,141	$15,841

The estimated useful lives of our property and equipment are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.

Increase in property and equipment, net in fiscal year 2008 was due primarily to the new capital lease entered into in the UK (see Note 17) and the acquired property and equipment resulting from the 2008 acquisitions (see Note 7).

Property and equipment held under capital leases, which are classified primarily as computer equipment and leasehold improvements above, was as follows:

	July 31,
	2008	2007
	(In thousands)

Cost	$30,242	$11,173
Accumulated depreciation and amortization	(11,777)	(8,458)

	$18,465	$2,715

The estimated useful lives of assets held under capital leases in circumstances where the lease does not transfer ownership of the property by the end of the lease term or contains a bargain purchase option are determined in a manner consistent with the Company’s normal depreciation policy except that the period of amortization is the lease term.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Intangible Assets

Intangible assets, net consisted of the following:

	July 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$39,670	$(23,400)	$16,270
Customer contract backlog	14,600	(4,845)	9,755
Developed technology	3,140	(966)	2,174
Vendor contracts	700	(314)	386
Trademarks	670	(105)	565
Non-compete agreements	206	(66)	140

Total	$58,986	$(29,696)	$29,290

	July 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$25,951	$(19,388)	$6,563
Customer contract backlog	3,400	(2,208)	1,192
Developed technology	440	(440)	—

Total	$29,791	$(22,036)	$7,755

Intangible asset amortization expense for the years ended July 31, 2008, 2007 and 2006 aggregated $7.9 million, $3.9 million and $4.9 million, respectively. During fiscal 2008 the Company adjusted the intangible assets and accumulated amortization by $0.3 million, to reflect the disposal of one of the Company’s acquired intangibles. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,	(In thousands)

2009	$7,198
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307

(6)	Goodwill

The following table details the carrying amount of goodwill for the fiscal years ended July 31:

	2008	2007	2006
	(In thousands)

Goodwill as of August 1	$43,159	$43,159	$43,159
Goodwill acquired	23,524	—	—

Goodwill as of July 31	$66,683	$43,159	$43,159

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill acquired during the fiscal year ended July 31, 2008 was related to the Company’s acquisitions of Jupiter Hosting, Inc., Alabanza, LLC, Hosting Ventures, LLC, netASPx, Inc. and iCommerce, Inc. (see Note 7).

(7)	Acquisition

(a)	Acquisition of Jupiter Hosting, Inc.

On August 10, 2007, the Company acquired the outstanding capital stock of Jupiter Hosting, Inc. (“Jupiter”), a privately held company based in Santa Clara, CA that provides managed hosting services that typically involve high bandwidth applications, for total consideration of $8.9 million in cash. In connection with the acquisition of Jupiter, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through May 2008, and represents the value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Jupiter. The initial escrow is included as a component of the total consideration of $8.9 million. The historical operating results of Jupiter’s operations have been included in the consolidated financial statements since the date of acquisition. Of the total consideration of $8.9 million, $8.7 million was initial consideration paid to the former shareholders of Jupiter and $0.2 million represents direct costs related to the closing of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company has finalized its purchase price allocation and based on the final valuation of the intangible assets acquired, goodwill has decreased $0.1 million from the Company’s initial estimate.

August 10, 2007
(In thousands)

Current assets	$1,260
Property and equipment	1,530
Other assets	127
Intangible assets	4,980
Goodwill	3,542

Total assets	11,439
Current liabilities	(1,908)
Long-term liabilities	(677)

Total liabilities	(2,585)

Net assets acquired	$8,854

Of the $5.0 million of acquired intangible assets, approximately $4.2 million was assigned to customer lists with an average life of 7 years, approximately $0.7 million was assigned to a below market supply contract with an estimated life of 2 years, approximately $0.1 million was assigned to a non-compete agreement with the former owners of Jupiter with an expected life 3 years. Goodwill assigned totaled approximately $3.5 million, none of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to Jupiter’s service offering, which broadens our managed hosting solutions service offering. In addition, the acquisition of Jupiter presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.

On May 7, 2008, the Company made a claim against the entire amount of the escrowed funds asserting that Jupiter had breached certain of its representations and warranties in the stock purchase agreement. On June 3, 2008, the Jupiter stockholders’ representative disputed the Company’s allegations and stated that the Company is not entitled to any portion of the escrow. On June 23, 2008, the Company responded to the Jupiter stockholders’ representative’s claims. This escrow matter remains in dispute.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Acquisition of Alabanza, LLC and Hosting Ventures, LLC

On August 10, 2007, the Company acquired the assets, and assumed certain liabilities, of Alabanza, LLC and Hosting Ventures, LLC, for total consideration of $7.1 million in cash, which amount was subject to adjustment based on the final determined working capital of the acquired assets and assumed liabilities at the closing date. Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”) are providers of dedicated and shared managed hosting services. In connection with the acquisition of Alabanza, the Company entered into an escrow arrangement whereby $0.7 million was placed in escrow through February 2008, and represents value necessary to settle any breach of representations or warranties by either of the Company or the former owners of Alabanza. The initial escrow is included as a component of the total consideration of $7.1 million. During the third quarter of fiscal year 2008 the $0.7 million held in escrow was released. The historical operating results of Alabanza have been included in the consolidated financial statements since the date of acquisition. Of the total consideration of $7.1 million, $6.9 million was paid to the former owners of Alabanza and $0.2 million represents direct costs related to the closing of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company has finalized its purchase price allocation and based on the final valuation of intangible assets acquired, goodwill has increased $0.3 million and other intangibles have decreased by $0.3 million from the Company’s initial estimate.

August 10, 2007
(In thousands)

Current assets	$362
Property and equipment	776
Intangible assets	4,676
Goodwill	2,267

Total assets	8,081
Current liabilities	(903)
Long-term liabilities	(84)

Total liabilities	(987)

Net assets acquired	$7,094

Of the $4.7 million of acquired intangible assets, approximately $1.2 million was assigned to customer lists with an average life of 7 years, approximately $2.7 million was assigned to developed technology with an estimated life of 5 years, approximately $0.7 million was assigned to the Alabanza trade name with an expected life of 6 years and approximately $0.1 million was assigned to a non-compete agreement with the former owners of Alabanza with an expected life 3 years. Goodwill assigned totaled approximately $2.4 million, all of which is expected to be deductible for income tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the complementary service solution of Alabanza relative to our existing managed hosting solutions service offerings. In addition, the acquisition presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities

(c) Acquisition of netASPx, Inc.

On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, Inc. (“netASPx”), an application management service provider, for total consideration of $41.0 million. The consideration consisted of $15.6 million in cash, subject to adjustment based on netASPx, Inc.’s cash at the closing date, and the issuance of 3,125,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), with a fair value of $24.9 million at the time of issuance (see Note 15). In connection with the acquisition of netASPx, the Company entered into an escrow arrangement whereby 393,750 shares of the Preferred Stock were placed in escrow through June 2008, and

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents value necessary to settle any breach of representations or warranties by the Company. The initial escrow is included as a component of the total consideration of $41.0 million. All shares held in escrow have been released. The historical operating results of netASPx have been included in the consolidated financial statements since the date of acquisition. Of the total consideration of $41.0 million, $40.5 million was initial consideration paid to the former owners of netASPx and $0.5 million represents direct costs related to the closing of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company has finalized its purchase price allocation and based on the final valuation of intangible assets acquired, during the fourth quarter of fiscal 2008, goodwill has increased $2.1 million and other intangibles have decreased by $1.7 million from the Company’s initial estimate primarily related to an adjustment to the final valuation of the acquired customer backlog.

September 12, 2007
(In thousands)

Current assets	$4,999
Property and equipment	3,750
Other assets	51
Intangible assets	19,200
Goodwill	17,656

Total assets	45,656
Current liabilities	(4,086)
Long-term liabilities	(535)

Total liabilities	(4,621)

Net assets acquired	$41,035

Of the $19.2 million of acquired intangible assets, approximately $11.2 million was assigned to customer backlog with an expected life of 5 years and approximately $8.0 million was assigned to customer relationships with an estimated life of 7 years. Goodwill assigned totaled approximately $17.7 million, of which approximately $12.5 million, based on carryover basis from prior purchases made by netASPx, is expected to be deductible for tax purposes. The Company believes that the high amount of goodwill relative to identifiable intangible assets relates to the addition to our applications management service offering of the netASPx product suite. In addition, the acquisition of netASPx presents significant opportunities for operating cost synergies and cross-selling and up-selling opportunities.

(d)	Acquisition of iCommerce, Inc.

On October 12, 2007, the Company acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. The total consideration was approximately $656,000 and consisted of cash of $400,000, common stock with a fair value at the acquisition date of $226,000 and direct costs necessary to close the acquisition of approximately $30,000. The operating results of iCommerce, Inc. have been included in the consolidated financial statements from the date of the acquisition. Of the total consideration, $573,000 was assigned to customer lists with an expected life of 5 years, $24,000 was assigned to property and equipment, and $59,000 was assigned to goodwill, all of which is deductible for income tax purposes. In connection with the transaction, the Company recorded liabilities of $30,000 related to direct closing costs.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Unaudited Pro Forma Information

The following pro forma information summarizes the consolidated financial results for the fiscal years ended July 31, 2008 and 2007, respectively, as if the acquisitions of Jupiter, Alabanza, netASPx and iCommerce, Inc. had occurred at the beginning of each period:

	Fiscal Years Ending July 31,
	2008	2007
	(In thousands)
	Unaudited	Unaudited

Total revenue	$156,230	$167,333
Loss from continuing operations before discontinued operations	$(8,400)	$(29,435)
Net loss attributable to common stockholders	$(12,103)	$(32,427)
Net loss per share attributable to common stockholders	$(0.35)	$(1.06)

The pro forma results for the fiscal year ended July 31, 2007 include approximately $8.8 million of revenue related to a government contract with netASPx that was terminated effective April 30, 2007.

In connection with the acquisitions of Jupiter and Alabanza in August 2007, the Company received a waiver from its lending group permitting the use of amounts borrowed for the acquisitions of Jupiter and Alabanza; accordingly, $8.7 million was released from restricted cash at August 10, 2007. In addition, in connection with the acquisition of netASPx in September 2007, the Company refinanced its credit agreement. See Note 11 below.

(8)	Discontinued Operations

In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2009. Subsequent to disposal, the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the fiscal year ended July 31, 2008 were as follows:

Fiscal Year
Ended July 31,
2008

Revenue	$313
Cost of revenues	703
Depreciation and amortization	115

Total cost of revenues	818
Gross profit (loss)	(505)
Operating expenses:
Selling and marketing	207

Loss from discontinued operations before income taxes	(712)
Income taxes	—

Loss from discontinued operations, as reported	$(712)

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recorded assets and liabilities of AJE at July 31, 2008 were not material.

(9)	Investment in Debt Securities

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

On May 16, 2003, the Bankruptcy Court confirmed us as the successful bidder for the purchase of Interliant’s assets. We used $0.6 million of the first projected distributions to be made on our Interliant Notes as partial payment for the assets acquired and we reduced the carrying value of the Interliant Notes by this amount. On September 30, 2004, the Third Amended Plan of Liquidation of Interliant and its affiliated debtors became effective. As a result of unfavorable facts and circumstances occurring during the fiscal year ended July 31, 2005, as learned from bankruptcy counsel, which negatively impacted the recoverability of our investment, the Company recorded an impairment charge in the amount of $1.1 million, reducing the carrying value of the Interliant Notes to approximately $0.2 million, which was fully collected during the fiscal year ended July 31, 2007.

(10)	Accrued Expenses

Accrued expenses consist of the following:

	July 31,
	2008	2007
	(In thousands)

Accrued payroll, benefits and commissions	$4,561	$6,311
Accrued legal	229	220
Accrued accounts payable	3,256	3,633
Accrued sales/use, property and miscellaneous taxes	599	889
Accrued other	2,467	1,880

	$11,112	$12,933

(11)	Debt

Debt consists of the following:

	July 31,	July 31,
	2008	2007
	(In thousands)

Term Loan, net	$113,950	$90,000
Notes payable to the AppliedTheory Estate	—	6,000
Other notes payable	—	163

Total	113,950	96,163
Less current portion	6,100	7,063

Long-term debt	$107,850	$89,100

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Senior Secured Credit Facility

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

Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of the Company’s fiscal quarters. In April 2013, the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition, amounts outstanding under the Credit Agreement are subject to mandatory pre-payment in certain cases including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory pre-payment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, the Company is entitled to retain the first $20.0 million raised and must prepay amounts owed under the Credit Agreement with 50% of the proceeds from an equity offering that exceed $20.0 million.

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

The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed charge coverage ratio, a maximum total leverage ratio and an annual capital expenditure limitation. At July 31, 2007 we had exceeded the maximum allowable annual capital expenditures under the terms of the Credit Agreement for the fiscal year ended July 31, 2007. In September 2007, in connection with the Amended Credit Agreement we received an increase in the maximum allowable annual capital expenditures for the fiscal year ended July 31, 2007, which waived the violation as of July 31, 2007. Non-financial covenants include restrictions on our ability to pay dividends, make investments, sell assets, enter into merger or acquisition transactions, incur indebtedness or liens, enter into leasing transactions, alter our capital structure or issue equity, among others. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data center expansion in the United Kingdom.

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

In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.7 million of cash originally borrowed under the Credit Agreement, which was restricted for data center expansion to partially fund the acquisition of Jupiter and Alabanza (see Note 7 above) and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured, require no

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.

In September 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provided the Company with an incremental $20.0 million in term loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. The Company recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008 to reflect this extinguishment of the Credit Agreement, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

In January 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 3 to the Amended Credit Agreement (the “January Amendment”). The January Amendment amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $16.5 million as compared to $10.0 million and requires the reduction of the $16.5 million to no less than $10.0 million as such indebtedness is repaid as to principal.

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

At July 31, 2008, the Company was not in compliance with its financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 5 which, among other things, waived these violations as of July 31, 2008 (see Note 18).

At July 31, 2008, $114.0 million was outstanding under the Amended Credit Agreement of which $5.0 million was outstanding under the Revolver.

(b)	Term Loans and Revolving Credit Facilities

In April 2006, we entered into a senior secured term loan and senior secured revolving credit facility, (the “Silver Point Debt”) with Silver Point Finance LLC, (“Silver Point”). The term loan consisted of a five year single-draw term loan in the aggregate amount of $70 million. Proceeds under the term loan were used to repay certain maturing debt, to pay fees expenses totaling approximately $4.9 million related to the closing of the credit facility and increase borrowing available for general corporate purposes. Borrowings under the term loan were guaranteed by the Company and all of its subsidiaries. During the first twelve months of the loan, we were required to make quarterly interest only payments to Silver Point. Commencing one year after the closing date of the loan, we were scheduled to begin making quarterly principal payments. The original maturity date of the Silver Point term loan was April 11, 2011. Silver Point was entitled to prepayment of the outstanding balance under the term loan, if any, upon the occurrence of various events, including among others, if the Company sells assets and does not reinvest the proceeds in assets or receives cash proceeds from the incurrence of any indebtedness, has excess cash, or closes an equity financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing was not subject to the mandatory prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8%-1% depending upon the timing of the prepayment (see Note 12). The unpaid amount of the term loan and accrued interest thereon as well as all other obligations related to the Silver Point Debt would become due and payable immediately upon the occurrence and continuation of any event of default. Under the term loan agreement, we complied with various financial and non-financial covenants. The financial covenants included among others, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum consolidated EBITDA and maximum annual capital expenditure limitation. The primary

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-financial covenants restricted our ability to pay dividends, make investments, engage in transactions with affiliates, sell assets, conduct mergers or acquisitions, incur indebtedness or liens, alter our capital structure and sell stock.

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

In February 2007, the Company entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “SP Amendment”) with Silver Point. Under the SP Amendment, Silver Point provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the original terms of the Silver Point Debt. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets upon issuance. The loan discount amounts were being amortized into interest expense over the five-year term of the credit facility.

The Silver Point Debt was paid in full in June 2007, as discussed in Note 11(a) above.

(c)	Note Payable to Atlantic Investors, LLC

In January 2003, we entered into a $10.0 million Loan and Security Agreement (“Atlantic Loan”) with Atlantic Investors, LLC (“Atlantic”), a related party. The Atlantic Loan bore interest rate at 8% per annum. In April 2006, the Company entered into an Amended and Restated Loan Agreement with Atlantic, in connection with and as a condition precedent to the Credit Facility with Silver Point, which amended and restated the existing loan agreement between the Company and Atlantic. Under the Atlantic amendment and related transaction documents, Atlantic agreed to i) reduce the availability of the Atlantic Loan to the amount outstanding as of April 2006 of $3.0 million and approximately $0.7 million of accrued interest; ii) agreed that this indebtedness shall become an unsecured obligation of the Company; iii) agreed to subordinate this indebtedness to amounts owed by the Company to Silver Point; and iv) agreed to extend the maturity date of the loan to the earlier of the date that is 90 days after the earlier of (a) April 11, 2011, and (b) the date all obligations under the Silver Point Debt have been paid in full.

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

(e)	Notes Payable to the AppliedTheory Estate

As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (“Estate Liability”) due to the AppliedTheory Estate in June 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. In July 2006, the Company reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. At July 31, 2007, we had approximately $0.5 million in accrued interest related to these notes. In June 2008 the settlement agreement was approved by the bankruptcy court, the $5.0 million was released from escrow and the Company recognized a gain on the settlement of $1.6 million.

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

In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, (See Note 11(a)) the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of July 31, 2008 the fair value of these interest rate derivatives (representing a notional amount of approximately $56 million at July 31, 2008) was approximately $0.1 million which is included in “Other Assets” in the Company’s Consolidated Balance Sheets. The change in fair value during fiscal year 2008 of approximately $0.1 million was charged to Other income, net during the fiscal year ended July 31, 2008.

In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt (see Note 11(b)). The Company paid approximately $320,000 to lock in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt (see Note 11(a)), the Company maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement (see Note 11(a)). In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 11(a)), the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of July 31, 2007, the fair value of the interest rate cap was approximately $0.1 million which is included in “Other Assets” in the Company’s Consolidated Balance Sheets. The change in fair value during fiscal year 2007 of approximately $0.1 million was charged to Other income, net during the fiscal year ended July 31, 2007.

The Silver Point Debt carried a prepayment penalty which was determined to be an embedded derivative and was required to be separately valued from the Silver Point Debt (see Note 11(b)). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Silver Point Debt, the total of which was included in the Consolidated Balance Sheets at the time of issuance as a discount to the Silver Point Debt with an offsetting amount included in “Other long-term liabilities.” Major assumptions used to determine the fair value of the embedded derivative included future value of the Company’s common stock and the probability of early repayment of the Silver Point Debt. In accordance with SFAS 133, amortization of the embedded derivative, calculated on a straight line basis, was included in interest expense and reduced the discount to the Silver Point Debt over the term that the Silver Point Debt was outstanding. The value of the embedded derivative was evaluated quarterly with changes in the value of the embedded derivative recorded as an adjustment to interest expense previously recorded and to the discount to the Silver Point Debt with an offsetting adjustment to “Other long-term liabilities.” Upon execution of the Credit Agreement (see Note 11(a)), the unamortized discount to the debt and the fair value of the embedded derivative

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were written off and included in Loss on Debt Extinguishment in the Consolidated Statement of Operations for the fiscal year ended July 31, 2007.

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

During the first quarter of fiscal year 2004, we abandoned administrative office space at 55 Francisco St., San Francisco, CA and data center space and office space located at Westwood Center, Vienna, VA. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces on October 31, 2003 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in the first quarter of fiscal year 2004 of approximately $1.1 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expired in January 2006 for San Francisco, CA and in July 2005 for Vienna,VA.

During the fourth quarter of fiscal year 2004, we abandoned administrative office spaces in Houston, TX, San Jose, CA and Syracuse, NY. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces during the fourth quarter of fiscal year 2004 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in the fourth quarter of fiscal year 2004 of approximately $2.7 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the spaces are expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expired in October 2008 for Houston, TX, November 2006 for San Jose, CA and December 2007 for Syracuse, NY.

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

During the first quarter of fiscal year 2005, we abandoned our administrative space at 10 Maguire Road in Lexington, MA. While we remain obligated under the terms of this lease for the rent and other costs associated with this lease, we made the decision to cease using this space during the first quarter of fiscal year 2005 and have no

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreseeable plans to occupy it in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our current earnings in the first quarter of fiscal year 2005 of approximately $0.7 million to recognize the costs of exiting this space. The liability is equal to the total amount of rent and other direct costs for the period of time the space was expected to remain unoccupied. The lease expired in April 2006.

The Company recorded $1.2 million of net lease impairment charges during fiscal year 2005, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road in Lexington, MA, adjustments relating to lease modifications for our Syracuse, NY and Vienna, VA facilities and revisions in assumptions associated with other impaired facilities, offset by a $0.6 million impairment credit to operating expense, resulting from a settlement with the landlord of the Company’s abandoned property in La Jolla, CA.

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

The Company recorded $0.2 million of net lease impairment recoveries during fiscal year 2007, resulting from an adjustment to a lease modification for our Chicago facility and revisions in assumptions associated with other impaired facilities, offset by a $0.06 million impairment charge to operating expenses, resulting from the abandonment of certain space in our Syracuse, NY facility.

All impairment expense amounts recorded are included in the caption “Impairment, restructuring and other, net” in the accompanying Consolidated Statements of Operations.

Details of activity in the lease exit accrual for the year ended July 31, 2008 were as follows (in thousands):

			Purchase
			Accounting	Payments, Less
Lease Abandonment	Balance at		and Other	Accretion of	Balance at
Costs for:	July 31, 2007	Expense	Adjustments	Interest	July 31, 2008

Andover, MA	$406	$—	$—	$(144)	$262
Chicago, IL	409	—	—	(159)	250
Houston, TX	481	—	—	(368)	113
Syracuse, NY	166	—	—	(166)	—
Syracuse, NY	46	—	—	(25)	21
Santa Clara, CA	—	—	165	(88)	77
Santa Clara, CA	—	—	5	(5)	—
Herndon, VA	—	—	167	(111)	56
Minneapolis, MN	—	—	762	(256)	506

	$1,508	$—	$1,099	$(1,322)	$1,285

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum annual rental commitments under operating leases and other commitments are as follows as of July 31, 2008:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)

Short/Long-term debt	$113,950	$6,100	$1,100	$1,100	$1,100	$104,550	—
Interest on debt (a)	43,144	9,051	8,888	8,797	8,709	7,699	—
Capital leases	30,840	5,917	4,076	2,956	2,801	2,770	12,320
Bandwidth commitments	4,178	2,321	1,473	384	—	—	—
Property leases (b)(c)(d)	83,946	12,578	10,603	8,839	8,913	9,070	33,943

	$276,058	$35,967	$26,140	$22,076	$21,523	$124,089	$46,263

(a)	Interest on debt assumes Libor is fixed at 3.16%.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. (see Note 17). The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of July 31, 2008.

Total bandwidth expense for bandwidth commitments was $5.9 million, $4.0 million, and $4.6 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

Total rent expense for property leases was $13.2 million, $11.0 million and $9.8 million for fiscal years ended July 31, 2008, 2007 and 2006, respectively.

With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2008, restricted cash of approximately $1.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

(b)	Legal Matters

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing, in connection with the renewed class certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. Additionally, on August 14, 2007, plaintiffs filed amended class action complaints in the Focus Cases, along with an accompanying set of Amended Master Allegations (collectively, the “Amended Complaints”). Plaintiffs therein (i) revise their allegations with respect to (1) the issue of investor knowledge of the alleged undisclosed agreements with the underwriter defendants and (2) the issue of loss causation; (ii) include new pleadings concerning alleged governmental investigations of certain underwriters; and (iii) add additional plaintiffs to certain of the Amended Complaints. On March 26, 2008, the Court entered an order granting in part and denying in part the motions to dismiss filed by the defendants named in the Focus Cases. Specifically, the Court dismissed the Section 11 claims brought by plaintiffs (1) who lacked recoverable Section 11 damages and (2) whose claims were time barred, but otherwise denied the motions as to the other claims alleged in the Amended Complaints.

On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008.

We believe that the allegations against us are without merit and we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other litigation

In October 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.

On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise and Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. The claims of the Direct Subclass continue to be litigated in the November Class Action Litigation. The Company believes that the potential plaintiffs in the combined class action may be denied class status and further, that the plaintiffs’ claims are without merit. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

(14)	Income Taxes

Total income tax expense (benefit) for the years ended July 31, 2008, July 31, 2007, and July 31, 2006, consisted of the following:

	July 31, 2008			July 31, 2007				July 31, 2006
	Current	Deferred	Total	Current		Deferred	Total	Current	Deferred	Total
	(In thousands)

Federal	$—	$1,461	$1,461		$—	$868	$868	$—	$868	$868
Foreign	—	(78)	(78)		—	—	—	—	—	—
State	—	451	451		—	305	305	—	305	305

	$—	$1,834	$1,834	$		$1,173	$1,173	$1	$1,173	1,173

The actual tax expense for the years ended July 31, 2008, July 31, 2007, and July 31, 2006, differs from the expected tax expense for the three years as follows:

	July 31,	July 31,	July 31,
	2008	2007	2006
	(In thousands)

Computed “expected” tax expense (benefit)	$(2,087)	$(8,411)	$(4,338)
State taxes, net of federal income tax benefit	298	201	201
Losses not benefited	3,623	9,383	5,310

Total	$1,834	$1,173	$1173

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31,	July 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Accruals and reserves	$12,407	$8,604
Loss carryforwards	71,259	53,186
Depreciation and amortization	11,818	23,491

Total deferred tax assets	$95,484	$85,281
Less: Valuation allowance	(95,484)	(85,281)

Deferred tax liabilities:
Amortization of tax goodwill	$(5,597)	$(3,685)

Net deferred assets/(liabilities)	$(5,597)	$(3,685)

The valuation allowance increased by $10.2 million and $8.5 million for the years ended July 31, 2008 and 2007, respectively. Approximately $8.1 million of the valuation allowance at July 31, 2008 relates to acquired deferred tax benefits, the benefit of which would be recorded as a credit to goodwill and other noncurrent intangible assets, if realized.

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

As a result of the transaction on September 11, 2002, as described in Note 2(a), the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result of the change in ownership, the utilization of its federal and state tax net operating losses generated prior to the transaction is subject to an annual limitation of approximately $1.2 million. As a result of this limitation, the Company expects that a substantial portion of its federal and state net operating loss carryforwards will expire unused.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $179.5 million after taking into consideration net operating losses expected to expire unused due to the Section 382 limitation for ownership changes. The federal net operating loss carryforwards will expire from fiscal year 2014 to fiscal year 2028 and the state net operating loss carryforwards will expire from fiscal year 2011 to fiscal year 2028. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the Internal Revenue Code. The Company also has foreign net operating loss carryforwards of $1.9 million that may be carried forward indefinitely.

As of July 31, 2008, the Company has not provided for US deferred income taxes on the undistributed earnings of approximately $1.1 million for its non-US subsidiaries since these earnings are to be reinvested indefinitely. It is not practicable to determine the taxes on such undistributed earnings.

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

The Company currently files income tax returns in the U.S. and the U.K., which are subject to audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 1999 through 2007, and to U.K. income tax examinations for the year 2007. There is one state income tax examination currently in process. Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

The Company recognizes interest expense and penalties related to income tax matters within Other income (expense) on the Consolidated Statements of Operations and not as income tax expense. As of July 31, 2008 and 2007, the Company had no interest and penalties relating to income taxes on the Consolidated Balance Sheets. For the years ending July 31, 2008, 2007, and 2006, no interest or penalties relating to income taxes were recorded in the Consolidated Statements of Operations.

(15)	Stockholders’ Equity

Issuance of Common Stock

In April 2006, we entered into a senior secured term loan and senior secured revolving credit facility with Silver Point to repay certain maturing debt and increase borrowing available for corporate purposes. In connection with this facility, the Company issued two warrants to purchase an aggregate of 3,514,933 shares of common stock of the Company at an exercise price of $0.01 per share. The warrants will expire in April 2016. The warrants were valued using the Black-Scholes option pricing model and were recorded in our Consolidated Balance Sheet as a discount to the loan amount, based on a determined fair value of $9.1 million. In February 2007, in connection with the Supplemental Term Loan, we issued warrants to purchase an aggregate of 415,203 shares of common stock of the Company at an exercise price of $0.01 per share. The warrants will expire in February 2017. The warrants were valued using the Black-Scholes option pricing model and were recorded in our Consolidated Balance Sheet as a discount to the loan amount, based on a determined fair value of $2.2 million. During the years ended July 31, 2008 and 2007, Silver Point exercised 999,500 and 1,730,505 warrants respectively, to purchase shares of common stock of the Company. At July 31, 2008 the remaining outstanding warrants were 1,200,131.

The value of all warrants was being amortized into interest expense, using the effective interest method over the five year term of the credit facility. For the years ended July 31, 2007 and 2006, respectively, we amortized $1.9 million and $0.6 million into interest expense associated with these warrants.

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

Issuance of Preferred Stock

In connection with the acquisition of netASPx (see Note 7), the Company issued 3,125,000 shares the Preferred Stock. The Preferred Stock was initially recorded at its fair value at the date of issue of $24.9 million. The Preferred

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock accrues payment-in-kind (“PIK”) dividends at 8% per annum, increasing to 10% per annum in September 2008 and 12% per annum in March 2009. The Company issued (a) 62,500 shares of Preferred Stock on December 15, 2007 as dividends, (b) approximately 67,292 shares of Preferred Stock on March 15, 2008 as dividends (c) approximately 65,096 shares of Preferred Stock on June 15, 2008 as dividends and (d) approximately 66,397 shares of Preferred Stock on September 15, 2008 as dividends. The Preferred Stock is convertible into common shares of the Company, at the option of the holder, at any time after 18 months from date of issuance at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments. The Preferred Stock carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations, as defined. The Preferred Stock is redeemable by the Company at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Preferred Stock is redeemable at the option of the holders at the then applicable redemption price. For matters that require stockholder approval, the holders of the Preferred Stock are entitled to vote as one class together with the holders of common stock on an “as-converted” basis.

(16)	Stock Option Plans and Nonvested Stock Awards

(a)	NaviSite 1998 Equity Incentive Plan

In December 1998, NaviSite’s Board of Directors and Stockholders approved the 1998 Equity Incentive Plan, as amended (the “1998 Plan”). Under the 1998 Plan, nonqualified stock options or incentive stock options may be granted to NaviSite’s or its affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of Common Stock not to exceed 1,000,000 shares. The Board of Directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase common stock under the 1998 Plan to certain persons. Options are granted at fair market value. The majority of the outstanding options under the 1998 Plan had a ten maximum term and vested over a 1 year period, with 50% vesting on date of grant and the remaining 50% vesting monthly over the following twelve months On December 9, 2003, the NaviSite stockholders approved the 2003 Stock Incentive Plan and will grant no additional options under the 1998 Plan.

The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2008, 2007, and 2006 respectively:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	120,066	$2.55	134,998	$2.69	201,158	$5.76
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(13,670)	$3.83	(8,167)	$3.80
Cancelled	(66)	$3.30	(1,262)	$3.88	(57,993)	$13.17

Options outstanding, end of year	120,000	$2.55	120,066	$2.55	134,998	$2.69

Options exercisable, end of year	120,000	$2.55	120,066	$2.55	134,919	$2.69

Options available for grant, end of year	—		—		—

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 0.01 - 2.55	120,000	4.94	$2.55	120,000	$2.55

	120,000			120,000

(b)	NaviSite 2003 Stock Incentive Plan

On July 10, 2003, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was approved by the NaviSite Stockholders on December 9, 2003. The 2003 Plan provides that stock options or restricted stock awards may be granted to employees, officers, directors, consultants, and advisors of NaviSite (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, joint venture or limited liability company) in which NaviSite has a controlling interest, as determined by the Board of Directors of NaviSite). On January 27, 2006, the Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares authorized under the 2003 Plan to 11,800,000 shares. This was deemed effective on February 23, 2006. On July 31, 2008 there were 11,800,000 shares authorized under the 2003 Plan.

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

As of July 31, 2008, stock options to purchase 6,599,500 shares of common stock at a weighted average exercise price of $3.92 per share were outstanding under the 2003 Plan. For the Company’s employees, the options are exercisable as to 25% of the original number of shares on the six month (180th day) anniversary of the option holder’s grant date and thereafter in equal amounts monthly over the three year period commencing on the six month anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2008, 2007 and 2006, respectively:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	6,533,189	$3.59	6,453,130	$2.77	5,880,270	$3.06
Granted	2,002,500	$6.27	2,335,210	$5.19	2,185,825	$1.93
Exercised	(597,732)	$2.91	(1,427,881)	$2.80	(463,175)	$2.35
Cancelled	(1,338,457)	$6.28	(827,270)	$3.08	(1,149,790)	$2.86

Options outstanding, end of year	6,599,500	$3.92	6,533,189	$3.59	6,453,130	$2.77

Options exercisable, end of year	4,635,450	$3.46	3,796,340	$3.05	3,326,576	$3.25

Options available for grant, end of year	2,095,412		3,192,845		4,700,785

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.01 - 1.48	657,747	7.41	$1.40	596,702	$1.40
$1.49 - 1.58	925,938	6.69	$1.58	912,144	$1.58
$1.59 - 2.55	1,032,108	6.03	$2.26	952,835	$2.29
$2.56 - 3.90	680,465	8.83	$3.43	191,884	$3.38
$3.91 - 4.39	766,256	7.84	$4.13	415,402	$4.19
$4.40 - 5.28	227,334	8.38	$4.75	134,068	$4.76
$5.29 - 5.41	800,000	5.50	$5.41	800,000	$5.41
$5.42 - 6.44	663,837	8.62	$5.73	304,245	$5.73
$6.45 - 8.26	661,815	8.96	$7.00	257,825	$6.98
$8.27 - 10.81	184,000	8.81	$9.73	70,345	$9.45

	6,599,500			4,635,450

Non-vested shares issued under the 2003 Plan

The following table reflects non-vested shares activity under the Company’s equity incentive plans for the fiscal year ended July 31, 2008.

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested stock outstanding, beginning of year	—	$—
Granted	433,390	$6.14
Vested	(36,736)	$5.50
Forfeited	(29,250)	$7.93

Non-vested stock outstanding, July 31, 2008	367,404	$6.06

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2008, the Company granted approximately 148,750 non-vested shares of common stock to employees under the 2003 Plan, at a weighted average grant date fair value of $3.73 per share. These non-vested shares carry restrictions which lapse as the employees provide service as to 25% on the six month anniversary of the grant date and the remainder in six equal installments every six months thereafter. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.

In April 2008, the Company granted approximately 221,640 non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions which lapse as the employees provide service as to one-third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, the restrictions may lapse on an earlier date as to 100% of the shares if the Company achieves certain revenue and EBITDA targets for its 2008 fiscal year. The Company did not achieve these targets and therefore no acceleration occurred. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.

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

(c)	Other Stock Option Grants

At July 31, 2008, the Company had 2,665 outstanding stock options issued outside of existing plans to certain former directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years. The remaining average contractual life is 2.39 years.

(d)	1999 Employee Stock Purchase Plan

NaviSite’s 1999 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in October 1999. A total of 6,666 shares of the Company’s common stock, as adjusted, were originally reserved for issuance, thereunder. An amendment to increase the number of shares reserved for issuance under the ESPP to 16,666 shares as adjusted was adopted by the Board of Directors on October 1, 2000 and approved by the stockholders on December 20, 2000. As of February 2001, 16,657 of the shares reserved for issuance under ESPP had been issued.

On November 8, 2007, the Board of Directors approved an amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP from 16,666 shares, as adjusted, to 516,666 shares. This was approved by the stockholders on December 12, 2007.

Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. The Company issued 66,074 shares in fiscal year 2008 and zero shares in fiscal years 2007 and 2006. As of July 31, 2008, there were 433,935 shares available for future grant under the ESPP.

(17)	Related Party Transactions

Beginning April 1, 2004, we entered into an outsourcing agreement with ClearBlue Technologies (UK) Limited (“ClearBlue”) whereby, the Company will provide certain management services as well as manage the day-to-day operations as required by ClearBlue’s customers’ contracts. The Company charges ClearBlue a monthly fee of £4,700, plus 20% of gross profit (gross profit is revenue collected from ClearBlue customers, less the monthly fee), but in the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event such calculation is less than $0, 100% of the gross profit shall remain with ClearBlue. In addition, the Company provides hosting services for Global Marine Systems. During the fiscal years ended July 31, 2008, 2007 and 2006, the Company charged approximately $251,000, $243,000 and $137,000 respectively, under these arrangements, which has been included in “Revenue, related parties” in the Consolidated Statements of Operations. ClearBlue and Global Marine Systems are controlled by the Company’s Chairman of the Board of Directors. The accounts receivable balances at July 31, 2008 and 2007 related to these related parties were not significant.

In fiscal years 2008, 2007 and 2006, we performed professional services and hosting services for a company whose Chief Executive Officer is related to our Chief Executive Officer. For the fiscal years ending July 31, 2008, 2007 and 2006, revenue generated from this company was approximately $121,000, $79,000 and $51,000, respectively and is included in “Revenue, related parties” in the Consolidated Statements of Operations. At July 31, 2008 and 2007, the Company had approximately $55,000 and $5,000 respectively of accounts receivable outstanding for this related party.

In fiscal year 2006, we performed professional services and hosting services for a company whose Managing Director is a member of our Board of Directors. In fiscal year 2006, revenue generated from this company was approximately $55,000 and is included in “Revenue, related parties” in the Consolidated Statements of Operations.

On February 4, 2008, our subsidiary NaviSite Europe Limited, with the Company as guarantor, entered into a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data center space located in Caxton Way, Watford (the Data Center”), with Sentrum III Limited. The Lease has a ten year term. NaviSite Europe Limited and the Company are also parties to a Services Agreement with Sentrum Services Limited for the provision of services within the data center. At July 31, 2008, the Company had capital lease obligations totaling $14.3 million related to equipment under the lease agreements. During fiscal year 2008, the Company paid $1.7 million under these arrangements. Our Chairman of the Board of Directors, has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.

In November 2007, our subsidiary NaviSite Europe Limited, with the Company as guarantor, entered into a lease option agreement for data center space in the UK with Sentrum IV Limited. As part of this lease option agreement the Company made a fully refundable deposit of $5.0 million in order to secure the right to lease the space upon the completion of the building construction. In July 2008 the final lease agreement was completed for approximately 11,000 square feet of data center space. Subsequent to July 31, 2008 the deposit was returned to the Company. Our Chairman of the Board of Directors has a financial interest in Sentrum IV Limited.

(18)	Subsequent Events

On October 30, 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Agreement”). The October Agreement (i) waived the existing covenant violations as of July 31, 2008, (ii) increased the rate of interest to either (x) LIBOR rate plus 6% or (y) Base Rate, as defined in the Amended Credit Agreement plus 5%, (iii) adds a 2% accruing payment-in-kind (“PIK”) interest until the leverage ratio has been lowered to 3:1, (iv) changes the excess cash flow sweep to 75% to be performed quarterly, (v) requires certain settlement and asset sale proceeds to be used for debt repayment, (vi) modifies certain financial covenants for future periods, and (vii) requires a payment to the lenders of 3% the outstanding term and revolving loans if a leverage ratio of 3:1 is not achieved by January 31, 2010.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Selected Quarterly Financial Data (Unaudited)

Financial information for interim periods for the fiscal years ended July 31, 2008, 2007 and 2006 was as follows:

	Fiscal Year Ended July 31, 2008
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$36,107	$38,903	$39,322	$40,234
Gross profit	11,062	11,953	12,029	12,625
Net loss attributable to common stockholders	(4,754)	(2,875)	(2,474)	(1,237)
Net loss per common share (a)	$(0.14)	$(0.08)	$(0.07)	$(0.04)

	Fiscal Year Ended July 31, 2007
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$28,540	$30,197	$32,748	$34,697
Gross profit	9,297	9,651	10,834	11,204
Net loss	(2,643)	(3,816)	(2,359)	(17,092)
Net loss per common share (a)	$(0.09)	$(0.13)	$(0.08)	$(0.53)

	Fiscal Year Ended July 31, 2006
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$25,440	$26,305	$27,923	$29,419
Gross profit	7,763	7,612	8,798	9,850
Net loss	(3,470)	(3,968)	(3,448)	(3,045)
Net loss per common share (a)	$(0.12)	$(0.14)	$(0.12)	$(0.11)

(a)	Net loss per common share is computed independently for each of the quarters based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per share amount for the quarters may not equal the amount calculated for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

Under date of November 5, 2008, we reported on the consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in convertible preferred stock stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2008, which are contained in the July 31, 2008 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Boston, Massachusetts
November 5, 2008

NAVISITE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2008, 2007, and 2006
	Balance at	Additions		Deductions	Balance at
	Beginning	Charged to		from	End of
	of Year	Expense	Other	Reserve	Year
	(In thousands)

Year ended July 31, 2006:
Allowance for doubtful accounts	$2,887	$51	$—	$(994)	$1,944
Year ended July 31, 2007:
Allowance for doubtful accounts	$1,944	$36	$—	$(1,199)	$781
Year ended July 31, 2008:
Allowance for doubtful accounts	$781	$581	$—	$(465)	$897