Form 10-Q
period 2008-10-31
NAVISITE INC
filed 2008-12-17
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Yes ☐ No ☑
     As of December 9, 2008, there were 35,395,038 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	October 31,	July 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,020	$3,261
Accounts receivable, less allowance for doubtful accounts of $999 and $897 at October 31, 2008 and July 31, 2008, respectively	20,777	18,927
Unbilled accounts receivable	1,596	1,711
Prepaid expenses and other current assets	7,923	11,557

Total current assets	35,316	35,456
Property and equipment, net	36,471	38,141
Intangible assets	27,452	29,290
Goodwill	66,566	66,683
Other assets	5,227	4,258
Restricted cash	1,760	1,885

Total assets	$172,792	$175,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$4,792	$6,100
Capital lease obligations, current portion	3,271	3,166
Accounts payable	8,343	7,033
Accrued expenses and other current liabilities	13,554	13,336
Deferred revenue, deferred other income and customer deposits	6,167	4,163

Total current liabilities	36,127	33,798
Capital lease obligations, less current portion	12,515	14,922
Accrued lease abandonment costs, less current portion	334	428
Deferred tax liability	6,096	5,597
Other long-term liabilities	3,873	4,361
Note payable, less current portion	107,575	107,850

Total liabilities	166,520	166,956

Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,386 at October 31, 2008 and 3,320 at July 31, 2008	28,331	27,529

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 35,390 at October 31, 2008 and 35,232 at July 31, 2008	354	352
Accumulated other comprehensive income (loss)	(831)	253
Additional paid-in capital	485,428	485,086
Accumulated deficit	(507,010)	(504,463)

Total stockholders’ deficit	(22,059)	(18,772)

Total liabilities and stockholders’ deficit	$172,792	$175,713

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	October 31,	October 31
	2008	2007
Revenue, net	$39,778	$36,032
Revenue, related parties	83	75

Total revenue, net	39,861	36,107

Cost of revenue, excluding restructuring charge, depreciation and amortization	21,731	20,858
Depreciation and amortization	5,703	4,187
Restructuring charge	214	—

Cost of revenue	27,648	25,045

Gross profit	12,213	11,062

Operating expenses:
Selling and marketing	5,440	5,164
General and administrative	5,963	5,622
Restructuring charge	262	—

Total operating expenses	11,665	10,786

Income from operations	548	276

Other income (expense):
Interest income	4	114
Interest expense	(3,044)	(2,657)
Loss on debt extinguishment	—	(1,651)
Other income (expense), net	461	275

Loss from continuing operations before income taxes and discontinued operations	(2,031)	(3,643)

Income taxes	(499)	(413)

Loss from continuing operations before discontinued operations	(2,530)	(4,056)

Loss from discontinued operations, net of income taxes	(17)	(314)

Net loss	(2,547)	(4,370)

Accretion of preferred stock dividends	(802)	(384)

Net loss attributable to common stockholders	$(3,349)	$(4,754)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.09)	$(0.13)
Loss from discontinued operations, net of income taxes	—	(0.01)

Net loss attributable to common stockholders	$(0.09)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	35,344	33,917

Stock-based compensation expense:
Cost of revenue	$379	$556
Selling and marketing	182	252
General and administrative	408	429
Restructuring	51	—

Total stock-based compensation expense	$1,020	$1,237

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2008	2007
Cash flows from operating activities of continuing operations:
Net loss	$(2,547)	$(4,370)
Loss from discontinued operations	17	314

Loss from continuing operations before discontinued operations	(2,530)	(4,056)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,876	4,387
Mark to market for interest rate cap	4	70
Stock based compensation	1,020	1,237
Provision for bad debts	168	92
Deferred income tax expense	499	413
Loss on debt extinguishment	—	1,651
Changes in operating assets and liabilities:
Accounts receivable	(2,401)	1,687
Unbilled accounts receivable	(160)	(79)
Prepaid expenses and other current assets, net	3,864	(1,383)
Long term assets	(106)	(10)
Accounts payable	1,421	(363)
Long-term liabilities	(486)	(202)
Accrued expenses, deferred revenue and customer deposits	2,368	(3,359)

Net cash provided by operating activities of continuing operations	9,537	85

Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(3,736)	(2,853)
Cash used for acquisitions, net of cash acquired	—	(31,277)
Releases of (transfers to) restricted cash	(1)	8,708

Net cash used for investing activities of continuing operations	(3,737)	(25,422)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	126	1,210
Borrowings on notes payable	905	22,801
Repayment of notes payable	(2,488)	(2,465)
Debt issuance costs	(1,184)	(1,072)
Payments on capital lease obligations	(1,213)	(1,073)

Net cash provided by financing activities of continuing operations	(3,854)	19,401

Cash provided by (used for) operating activities of discontinued operations	12	(286)

Effect of exchange rate changes on cash and cash equivalents	(199)	—

Net increase (decrease) in cash and cash equivalents	1,759	(6,222)
Cash and cash equivalents, beginning of period	3,261	11,701

Cash and cash equivalents, end of period	$5,020	$5,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,902	$2,415
Supplemental disclosure of non-cash transactions:
Equipment and leasehold improvements acquired under capital leases	$1,357	$1,242
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$—	$24,873
Accretion of Preferred Stock	$802	$384
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At October 31, 2008, NaviSite had 16 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 6, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2009.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the determination of revenue and related revenue reserves, the determination of the fair value of stock-based compensation, the determination of the deferred tax valuation allowance, the determination of certain accrued liabilities and other assumptions for sublease and lease abandonment reserves.
     (c) Revenue Recognition
     Revenue, net consists of monthly fees for application management services, managed hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net and cost of revenue. Application management, managed hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years. Installation and up-front fees associated with application management, managed hosting solutions and co-location services are billed at the time the installation service is provided and recognized as revenue over the longer of the expected term or the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.
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
     (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.9 million as of October 31, 2008 and July 31, 2008, including $0.1 million that was classified as short-term in the October 31, 2008 Condensed Consolidated Balance Sheet and is included in “Prepaid expenses and other current assets”. At October 31, 2008, restricted cash consists of cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of are reported at the lower of the carrying amount or fair value less cost to sell.
     The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is generally done in the fourth fiscal quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its fair value. Impairment losses are recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record additional impairment charges in the future.
     (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable, and accrued expenses. As of October 31, 2008, the carrying cost of these instruments approximated their fair value. Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. No customer accounted for more than 5% of total revenues for the three months ended October 31, 2008 or more than 5% of total accounts receivable balance as of October 31, 2008.
     (h) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income (loss), primarily foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets as a component of Stockholders’ Deficit, “Accumulated other comprehensive income (loss).” For the three months ended October 31, 2008 and 2007, comprehensive income (loss) totaled approximately $3.6 million and $4.3 million, respectively.
     (i) Advertising Costs
     The Company charges advertising costs to expense in the period incurred. Advertising expense for the three months ended October 31, 2008 and 2007 were approximately $100,000 and $141,000, respectively.
     (j) Income Taxes
     We account for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     (k) Stock Based Compensation
     Stock Options
     The Company maintains three stock incentive plans under which employees and outside directors have been granted nonqualified stock options to purchase the Company’s common stock. Only one plan, the NaviSite 2003

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Incentive Plan (“2003 Plan”), is currently available for new equity award grants. For the Company’s employees, options granted are generally exercisable as to 25% of the original number of shares on the sixth month anniversary of the option holder’s grant date and, thereafter, in equal amounts monthly over the three year period commencing on the sixth month anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.
     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended October 31, 2008, the Company issued stock options for the purchase of approximately 0.4 million shares of common stock at a weighted average exercise price per share of $2.08. During the three months ended October 31, 2007, the Company issued stock options for the purchase of approximately 1.1 million shares of common stock at a weighted average exercise price per share of $7.62.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

	Three Months Ended
	October 31,
	2008	2007
Expected life (years)	2.5	2.5
Expected volatility	79.53%	85.56%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	2.02%	4.05%
     Stock compensation expense related to stock options recognized in the Condensed Consolidated Statements of operations is as follows:

	Three Months Ended
	October 31,
	(in thousands)
	2008	2007
Cost of revenue	$320	$556
Selling and marketing	147	252
General and administrative	181	339

Total	$648	$1,147

     There is a total of $51,000 of stock compensation which relates to an acceleration of stock compensation expense due to a change in status pursuant to separation agreements. Of this total, $40,000 is a general and administrative expense and $11,000 is a cost of revenue expense.
     Non-vested Shares
     During the three months ended October 31, 2008, the Company granted approximately 0.8 million non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $3.29 per share. The grant date fair value of the non-vested shares was determined using Monte Carlo simulations allowing for the incorporation of market based hurdles. These shares are subject to certain vesting criteria: (i) for the first third of the shares, 50% vests upon the Company exceeding a market capitalization of $182,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (ii)

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for the second third of the shares, 50% vests upon the company exceeding a market capitalization of $232,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (iii) for the final third of the shares, 50% vests upon the Company exceeding a market capitalization of $282,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter. If the vesting criteria is not met at the tenth anniversary of the grant date all unvested shares shall automatically be forfeited to the Company. Compensation expense will be recognized over the derived service period.
     During the three months ended October, 31, 2007, the Company granted approximately 0.2 million non-vested shares of common stock to certain executives, under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions which lapse as the employees provide service as to one-third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, there was a potential for the restrictions to lapse on an earlier date as to 100% of the shares if the Company achieved certain revenue and EBITDA targets for its 2008 fiscal year. The targets were not met and the restrictions did not lapse on an accelerated basis. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
     The following table summarizes stock based compensation expense related to non-vested shares under SFAS 123R for the three months ended October 31, 2008 and October 31, 2007.

	Three Months Ended
	October 31,
	(in thousands)
	2008	2007

Cost of revenue	$42	$—
Selling and marketing	21	—
General and administrative	256	90

Total	$319	$90

     The non-vested shares are excluded from our issued and outstanding share amounts presented in our Condensed Consolidated Balance Sheet at October 31, 2008.
     Employee Stock Purchase Plan
     Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. During the three months ended October 31, 2008 and October 31, 2007, the Company did not issue any shares under the ESPP.
     Compensation expense for the ESPP is recognized over the offering period. The following table summarizes stock based compensation expense related to the ESPP under SFAS 123R for the three months ended October 31, 2008 and October 31, 2007.

	Three Months Ended
	October 31,
	(in thousands)
	2008	2007

Cost of revenue	$28	$—
Selling and marketing	14	—
General and administrative	11	—

Total	$53	$—

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (l) Net Loss Per Common Share
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

	Three Months Ended
	October 31
	2008	2007

Common stock options	623,136	2,961,330
Common stock warrants	1,194,884	1,422,997
Nonvested stock	26,496	123,970
Series A convertible preferred stock	3,432,639	3,159,722

Total	5,277,155	7,668,019

     (m) Segment Reporting
     We currently operate in one segment, managed IT services. The Company’s chief operating decision maker reviews financial information at a consolidated level.
     (n) Foreign Currency
     The functional currencies of our wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period end exchange rates for assets and liabilities and average exchange rates during corresponding periods for revenue, net, cost of revenue and expenses. Translation gains and losses are recorded as a separate component of stockholders’ deficit.
     (o) Derivative Financial Instruments
     Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. The Company has utilized interest rate derivatives to mitigate the risk of rising interest rates on a portion of its floating rate debt and has not qualified for hedge accounting. The interest rate differentials to be received under such derivatives are recognized as adjustments to interest expense and the changes in the fair value of the instruments is recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use derivative financial instruments for trading purposes.
Fair Value - Effective August 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), (“Fair Value Measurements”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s interest rate derivatives required to be measured at fair value on a recurring basis and where they are classifed within the hierachy as of October 31, 2008.

	Level 1	Level 2	Level 3	Total
Interest Rate Derivatives	—	—	$86,000	$86,000

	—	—	$86,000	$86,000

Interest Rate Derivatives: The initial fair values of these instruments were determined by our counterparties and we continue to value these securities based on quotes from our counterparties. Since the inputs used to value these instruments are unobservable, we have classified them as level 3.
     (p) Recent Accounting Pronouncements
     In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(“IASB”). Under the proposed roadmap, the Company could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was adopted by the Company beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was adopted by the

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company beginning August 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operation.
(3) Reclassifications
     Certain fiscal year 2008 amounts have been reclassified to conform to the current year presentation.
(4) Discontinued Operations
     In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2009. Subsequent to disposal, the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three months ended October 31, 2008 and 2007 were as follows:

	Three months ended
	October 31
	2008	2007
	(In thousands)
Revenue	$304	$—

Cost of revenues	71	247
Depreciation and amortization	29	28

Total cost of revenues	100	275

Gross profit (loss)	204	(275)
Operating expenses:
Selling and marketing	221	39

Loss from discontinued operations before income taxes	(17)	(314)

Income taxes	—	—

Loss from discontinued operations, as reported	$(17)	$(314)

     The recorded assets and liabilities of AJE at October 31, 2008 and July 31, 2008 were not material.
(5) Restructuring Charge
     During the three months ended October 31, 2008, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following is a roll forward of the restructuring accrual:

Restructuring accrual balance at July 31, 2008	$—
Restructuring and other related charges	476
Cash payments and other settlements	(160)

Restructuring accrual balance at October 31, 2008	$316

     The balance at October 31, 2008 is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during fiscal 2009.
(6) Property and Equipment
     Property and equipment at October 31, 2008 and July 31, 2008 are summarized as follows:

	October 31,	July 31,
	2008	2008
	(In thousands)
Office furniture and equipment	$4,482	$4,522
Computer equipment	72,219	68,968
Software licenses	15,330	15,270
Leasehold improvements	25,113	26,981

	117,144	115,741
Less: Accumulated depreciation and amortization	(80,673)	(77,600)

Property and equipment, net	$36,471	$38,141

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(7) Goodwill and Intangible Assets

Goodwill balance at July 31, 2008	$66,683
Adjustments to goodwill	(117)

Goodwill balance at October 31, 2008	$66,566

     Goodwill was adjusted during the three months ending October 31, 2008, reflecting the finalization of purchase accounting reserves made within one year of the acquisition date.
     Intangible assets, net consisted of the following:

	October 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(24,270)	$15,400
Customer contract backlog	14,600	(5,547)	9,053
Developed technology	3,140	(1,101)	2,039
Vendor contracts	700	(395)	305
Trademarks	670	(137)	533
Non-compete agreements	206	(84)	122

Intangible assets, net	$58,986	$(31,534)	$27,452

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	July 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(23,400)	$16,270
Customer contract backlog	14,600	(4,845)	9,755
Developed technology	3,140	(966)	2,174
Vendor contracts	700	(314)	386
Trademarks	670	(105)	565
Non-compete agreements	206	(66)	140

Intangible assets, net	$58,986	$(29,696)	$29,290

     Intangible asset amortization expense for the three months ended October 31, 2008 and 2007 aggregated $1.8 million and $1.7 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.
     The amount reflected in the table below for fiscal year 2009 includes year to date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2009	$7,198
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	October 31	July 31,
	2008	2008
	(In thousands)
Accrued payroll, benefits and commissions	$5,111	$4,561
Accrued accounts payable	3,202	3,256
Accrued interest	1,382	1,367
Accrued lease abandonment costs, current portion	658	857
Accrued sales/use, property and miscellaneous taxes	504	599
Accrued legal	390	229
Other accrued expenses and current liabilities	2,307	2,467

	$13,554	$13,336

(9) Debt
     Debt consists of the following:

	October 31,	July 31,
	2008	2008
	(In thousands)
Total Debt	$112,367	$113,950
Less other notes payable	692	—

Total Term Loan and Revolver	111,675	113,950
Less current portion Term Loan and Revolver	4,100	6,100

Long-term debt Term Loan	$107,575	$107,850

   Senior Secured Credit Facility
     In June 2007, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six year single draw term loan (the “Term Loan”)

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
totaling $90.0 million and a five year $10.0 million revolving credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations to Silver Point Finance LLC, to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by the Company and certain of its subsidiaries.
     Under the Term Loan, the Company is required to make principal amortization payments during the six year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of the Company’s fiscal quarters. In April 2013, the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition, amounts outstanding under the Credit Agreement are subject to mandatory pre-payment in certain cases including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory pre-payment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, the Company was entitled to retain the first $20.0 million raised and would prepay amounts owed under the Credit Agreement with 50% of the proceeds from an equity offering that exceed $20.0 million.
     Amounts outstanding under the Credit Agreement bore interest at either the LIBOR rate plus 3.5% or the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective Rate plus 0.5%, at the Company’s option. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest rate arrangements to minimize exposure to interest rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan.
     The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed charge coverage ratio, a maximum total leverage ratio and an annual capital expenditure limitation. At July 31, 2007 we had exceeded the maximum allowable annual capital expenditures under the terms of the Credit Agreement for the fiscal year ended July 31, 2007. In September 2007, in connection with the Amended Credit Agreement (defined below), we received an increase in the maximum allowable annual capital expenditures for the fiscal year ended July 31, 2007, which waived the violation as of July 31, 2007. Non-financial covenants include restrictions on our ability to pay dividends, make investments, sell assets, enter into merger or acquisition transactions, incur indebtedness or liens, enter into leasing transactions, alter our capital structure or issue equity, among others. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data center expansion in the United Kingdom.
     Proceeds from the Term Loan were used to extinguish all of the Company’s outstanding debt with Silver Point Finance LLC. At the closing of the Credit Agreement, the Company had $75.5 million outstanding with Silver Point Finance LLC, which was paid in full. In addition, the Company incurred a $3.0 million pre-payment penalty which was paid with the proceeds of the Term Loan.
     In August 2007, the Company entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us to use approximately $8.7 million of cash originally borrowed under the Credit Agreement, which was restricted for data center expansion to partially fund the acquisition of Jupiter and Alabanza and amended the Credit Agreement to permit the issuance of up to $75.0 million of Permitted Indebtedness, as defined. Permitted Indebtedness must be unsecured, require no amortization payment and not become due or payable until 180 days after the maturity date of the Credit Agreement in June 2013.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In June 2008, the Company entered into Amendment and Consent Agreement No. 4 to the Amended Credit Agreement (the “June Amendment”). The June Amendment (i) amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $33.0 million as compared to $16.5 million, (ii) increased to $20.0 million the maximum amount of contingent obligations relating to all leases for any period of twelve months, and (iii) increased the rate of interest to either (x) LIBOR rate plus 5.0% or (y) Base Rate, as defined in the Amended Credit Agreement, plus 4.0%.
     At July 31, 2008, the Company was not in compliance with its financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008, the Company entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”). The October Amendment (i) waived the existing covenant violations as of July 31, 2008, (ii) increased the rate of interest to either (x) LIBOR rate plus 6% or (y) Base Rate, as defined in the Amended Credit Agreement, plus 5%, (iii) added a 2% accruing payment-in-kind (“PIK”) interest until the leverage ratio has been lowered to 3:1, (iv) changed the excess cash flow sweep to 75% to be performed quarterly, (v) required certain settlement and asset sale proceeds to be used for debt repayment, (vi) modified certain financial covenants for future periods, and (vii) requires a payment to the lenders of 3% the outstanding term and revolving loans if a leverage ratio of 3:1 is not achieved by January 31, 2010.
     At October 31, 2008, $111.7 million was outstanding under the Amended Credit Agreement of which $3.0 million was outstanding under the Revolver.
(10) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt. The Company paid approximately $320,000 to lock in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt, the Company maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 9), the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of October 31, 2008 the fair value of these interest rate derivatives (representing a notional amount of approximately $54 million at October 31, 2008) was approximately $86,000 which is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three months ended October 31, 2008 and 2007, respectively was approximately $4,000 and $70,000. The change in fair value was charged to “Other income, net” in the accompanying Condensed Consolidated Statements of Operation.
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities. During fiscal year 2008, in connection with the acquisitions of Jupiter and netASPx, the Company recorded impairment accruals for four facilities — two in Santa Clara, CA, one in Herndon, VA and one in Minneapolis, MN. The Santa Clara facilities and the Herndon, VA facility were vacated shortly after the acquisition of Jupiter and netASPx, respectively, pursuant to a plan of closure and relocation. The Minneapolis office space was underutilized as of the date of acquisition of netASPx and the recorded impairment accrual reflects this underutilized space. The initial impairment accruals related to these facilities was approximately $1.1 million.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the three months ended October 31, 2008, we recorded no lease impairment.
     Details of activity in the lease exit accrual by geographic region for the three months ended October 31, 2008 are as follows (in thousands):

			Purchase
	Balance		Accounting	Payments, less	Balance
Lease Abandonment	July 31,	Expense	and Other	accretion of	October 31,
Costs for:	2008	(Recovery)	Adjustments	interest	2008
Andover, MA	$262	$—	$—	$(32)	$230
Chicago, IL	250	—	—	(72)	178
Houston, TX	113	—	—	(84)	29
Syracuse, NY	21	—	—	(6)	15
Santa Clara, CA	77	—	—	(23)	54
Herndon, VA	56	—	—	(6)	50
Minneapolis, MN	506	—	—	(70)	436

	$1,285	$—	$—	$(293)	$992

     Minimum annual rental commitments under operating leases and other commitments are as follows as of October 31, 2008:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$115,412	$4,792	$1,100	$1,100	$1,100	$107,320	$—
Interest on debt(a)	46,777	10,063	10,186	10,126	10,028	6,374	—
Capital leases(a)	25,675	5,081	3,686	2,382	2,374	2,427	9,725
Bandwidth commitments	2,858	2,135	723		—	—	—
Property leases(a) (b) (c) (d)	81,991	11,881	9,759	8,697	8,752	8,900	34,002

Total	$272,713	$33,952	$25,454	$22,305	$22,254	$125,021	$43,727

(a)	Interest on debt assumes Libor is fixed at 3.16% and that Company’s leverage ratio drops below 3:1 as of January 2010. Based on this the interest rate drops by 2%. Future commitments denominated in foreign currency are fixed at the exchange rate as of October 31, 2008.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. (see Note 13). The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of October 31, 2008.
     Total bandwidth expense was $1.4 million and $1.5 million for the three months ended October 31, 2008 and 2007, respectively.
     Total rent expense for property leases was $3.3 million and $3.1 million for the three months ended October 31, 2008 and 2007, respectively.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At October 31, 2008, restricted cash of approximately $1.9 million

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss are scheduled for January 16, 2009.
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
(12) Income Tax Expense
     The Company recorded $0.5 million and $0.4 million of deferred income tax expense during the three months ended October 31, 2008 and 2007, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense results from tax goodwill amortization related to the acquisitions of Surebridge, Inc., AppliedTheory Corporation, netASPx, Alabanza and iCommerce, Inc. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
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

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company is not currently under audit by the Internal Revenue Service or a similar equivalent for the foreign jurisdictions in which the Company files tax returns. The Company conducts business in multiple locations throughout the world resulting in tax filings outside of the United States. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the United States, the United Kingdom and India. With few exceptions, the Company is no longer subject to United States federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004. However, years prior to fiscal 2004 remain open to examination by United States federal and state revenue authorities to the extent of future utilization of net operating losses generated in each preceding year.
     The Company records interest and penalty charges related to income taxes, if incurred, as a component of general and administrative expenses.
(13) Related Party Transactions
     During the three months ended October 31, 2008 and 2007, respectively the Company generated revenue from three related parties, ClearBlue Technologies (UK) Limited, and two separate entities who are affiliated with our Chief Executive Officer, totaling approximately $83,000 and $75,000, respectively. As of October 31, 2008, the net amount due from Clearblue Technologies (UK) Limited was not significant and the amount owed from the remaining two related parties totaled approximately $0.1 million. ClearBlue Technologies (UK) Limited is controlled by the Company’s Chairman of the Board of Directors.
     On February 4, 2008, our subsidiary NaviSite Europe Limited, with the Company as guarantor, entered into a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data center space located in Watford, Hertfordshire, England (the Data Center”) with Sentrum III Limited. The Lease has a ten year term. NaviSite Europe Limited and the Company are also parties to a Services Agreement with Sentrum Services Limited for the provision of services within the data center. At October 31, 2008, the Company had capital lease obligations totaling $11.7 million related to equipment under the lease agreements. During the three months ended October 31, 2008, the Company paid $0.6 million under these arrangements. Our Chairman of the Board of Directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
     In November 2007, our subsidiary NaviSite Europe Limited, with the Company as guarantor, entered into a lease option agreement for data center space in Woking, Surrey, England with Sentrum IV Limited. As part of this lease option agreement the Company made a fully refundable deposit of $5.0 million in order to secure the right to lease the space upon the completion of the building construction. In July 2008, the final lease agreement was completed for approximately 11,000 square feet of data center space. In August 2008, the deposit was returned to the Company. Our Chairman of the Board of Directors has a financial interest in Sentrum IV Limited.
(14) Subsequent Event
     On November 6, 2008, the Company was notified by the NASDAQ Listing Qualification Staff (the “Staff”) that it was not in compliance with the NASDAQ Marketplace Rule 4310(c)(3) (the “Rule”), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities or $500,000 in income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On November 21, 2008, the Company responded to the Staff summarizing the Company’s plan to achieve and sustain compliance with all NASDAQ Capital Market listing requirements and on December 12, 2008, the Staff granted the Company an extension to February 19, 2009 to regain compliance with the Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A. “Risk Factors” and in our annual report on Form 10-K under Item 1A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
     NaviSite is an enterprise hosting and application service provider to middle market companies. We offer a range of hosting and Enterprise Resource Planning (“ERP”) application solutions to our customer, helping them to achieve a scalable, outsourced technology solution at lower total cost of ownership. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. We provide services throughout the information technology lifecycle and are dedicated to delivering quality services and meeting rigorous standards, including maintenance of SAS 70 Type II compliance and Microsoft Gold, and Oracle Certified Partner certifications.
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
     We provide our services from a global platform of 14 data centers in the United States, two in the United Kingdom and a Network Operations Center (“NOC”) in India. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce footprint in the data center, are favorable to NaviSite’s services-oriented offerings as compared with traditional co-location or managed hosting providers. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.
     We currently service over 1,400 customers. Our hosted customers typically enter into service agreements for a term of one to five years, which provide for monthly payment installments, providing us with a base of recurring revenue. Our revenue growth comes from adding new customers or delivering additional services to existing customers. Our recurring revenue base is affected by new customers, renewals and terminations of agreements with existing customers.
     During fiscal 2008 and in past years, we have grown through business acquisitions and have restructured our operations. Specifically, in December 2002, we completed a common control merger with ClearBlue Technologies

Management, Inc.; in February 2003, we acquired Avasta, Inc.; in April 2003, we acquired Conxion Corporation; in May 2003, we acquired assets of Interliant, Inc. in August 2003 and April 2004, we completed a common control merger with certain subsidiaries of ClearBlue Technologies, Inc.; and in June 2004, we acquired substantially all of the assets and liabilities of Surebridge (now known as Waythere, Inc.). In January 2005, we formed NaviSite India Private Limited (“NaviSite India”), a New Delhi-based operation which is intended to expand our international capability. NaviSite India provides a range of software services, including design and development of custom and E-commerce solutions, application management, problem resolution management and the deployment and management of IT networks, customer specific infrastructure and data center infrastructure. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
     In August 2007, we acquired the assets of Alabanza, LLC and Hosting Ventures, LLC (collectively “Alabanza”) and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed hosting customers, proprietary software for provisioning and additional data center space in the Bay Area market. In September 2007, we acquired netASPx, Inc. (“netASPx”), an application management service provider, and in October 2007, we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services.
Results of Operations for the Three Months Ended October 31, 2008 and 2007
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	October 31,
	2008	2007

Revenue, net	99.8%	99.8%
Revenue, related parties	0.2%	0.2%

Total revenue	100.0%	100.0%

Cost of revenue, excluding restructuring charge, depreciation and amortization	54.5%	57.8%
Depreciation and amortization	14.3%	11.6%
Restructuring charge	0.5%	—

Total cost of revenue	69.3%	69.4%

Gross profit	30.7%	30.6%

Operating expenses:
Selling and marketing	13.7%	14.3%
General and administrative	15.0%	15.6%
Restructuring Charge	0.6%	—

Total operating expenses	29.3%	29.9%

Income from operations	1.4%	0.7%

Other income (expense):
Interest income	—	0.3%
Interest expense	(7.7)%	(7.3)%
Loss on debt extinguishment	—	(4.6)%
Other income (expense), net	1.2%	0.8%

Loss from continuing operations before income taxes and discontinued operations	(5.1)%	(10.1)%
Income taxes	(1.2)%	(1.1)%

	Three Months Ended
	October 31,
	2008	2007

Loss from continuing operations before discontinued operations	(6.3)%	(11.2)%
Discontinued operations, net of income taxes	(—)%	(0.9)%

Net loss	(6.3)%	(12.1)%
Accretion of preferred stock dividends	(2.0)%	(1.1)%

Net loss attributable to common stockholders	(8.3)%	(13.2)%

Comparison of the Three Months Ended October 31, 2008 and 2007
Revenue
     We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended October 31, 2008 increased 10.4% to approximately $39.9 million from approximately $36.1 million for the three months ended October 31, 2007. The overall growth of approximately $3.8 million in revenue was mainly due to increased sales to new and existing NaviSite customers and the inclusion of a full quarter of revenue from acquisitions made during the same period in the prior year. The Company’s enterprise hosting and application services revenues increased $5.3 million due to increased sales to new and existing customers. Professional services revenues declined $2.3 million in the current year as compared to the prior year due to lower sales of these types of services. Revenue from related parties during the three months ended October 31, 2008 and 2007 totaled $83,000 and $75,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended October 31, 2008 increased approximately 10.4% to $27.6 million during the three months ended October 31, 2008 from approximately $25.0 million during the three months ended October 31, 2007. As a percentage of revenue, total cost of revenue increased to 69.3% during the three months ended October 31, 2008 from 69.4% during the three months ended October 31, 2007. The overall increase of approximately of $2.6 million was primarily due to increased depreciation expense of approximately $1.5 million, increased facilities related expense including rent and utilities of approximately $1.1 million, increased third party pass through related expenses of approximately $0.6 million, increased outside consultant expenses of $0.4 million and increased software and hardware maintenance and licensing costs of approximately $0.3 million. These incremental expenses of approximately $3.9 million were partially offset by lower salary related expenses of approximately $1.1 million during the period and $0.2 million of acquisition costs incurred in the prior year.
     During the three months ended October 31, 2008, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.2 million was included in Cost of Revenue.
     Gross profit of approximately $12.2 million for the three months ended October 31, 2008 increased approximately $1.1 million, or 10.4%, from a gross profit of approximately $11.1 million for the three months ended October 31, 2007. Gross profit for the three months ended October 31, 2008 represented 30.7% of total revenue, compared to 30.6% of total revenue for the three months ended October 31, 2007. Gross profit was positively impacted during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007, mainly due to the increased revenues noted above.

Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense increased 5.3% to approximately $5.4 million, or 13.7% of total revenue, during the three months ended October 31, 2008 from approximately $5.2 million, or 14.3% of total revenue, during the three months ended October 31, 2007. The increase of approximately $0.2 million resulted primarily from the increased salary and related headcount expenses of $0.1 million, and increased lead referral fees of approximately $0.1 million.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 6.0% to approximately $6.0 million, or 15.0% of total revenue, during the three months ended October 31, 2008 from approximately $5.6 million, or 15.6% of total revenue, during the three months ended October 31, 2007. The mix of expenses changed such that there was an increase in accounting and legal fees of approximately $0.3 million, an increase in utilities expense of approximately $0.2 million partially offset by lower depreciation expense of approximately $0.1 million.
Operating Expenses — Impairment, Restructuring, and Other
     During the three months ended October 31, 2008, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.3 million was included in Operating Expenses.
     No impairment, restructuring, or other charges were recorded during the three months ended October 31, 2007.
Interest Income
     During the three months ended October 31, 2008, interest income decreased by approximately $110,000 from $114,000 during the three months ended October 31, 2007. The decrease for the three months ended October 31, 2008 is mainly due to lower levels of average cash balances during the three months ended October 31, 2008 compared to the three months ended October 31, 2007.
Interest Expense
     During the three months ended October 31, 2008, interest expense increased to approximately $3.0 million from approximately $2.7 million for the three months ended October 31, 2007. The increase of $0.3 million for the three months ended October 31, 2008 is primarily due to an increased rate of interest and high average outstanding term loan balance during the three months ended October 31, 2008 compared to the three months ended October 31, 2007.
Loss on debt extinguishment
     During the three months ended October 31, 2007, the Company recorded a loss on debt extinguishment of approximately $1.7 million in connection with the refinancing of its Amended Credit Agreement completed in September 2007. The total amount of the loss on debt extinguishment consisted of unamortized transaction fees and expenses related to the prior refinancing of the Company’s long-term debt in June 2007.
Other Income (Expense), Net
     Other income (expense), net was approximately $461,000 during the three months ended October 31, 2008, compared to Other income (expense), net of approximately $275,000 during the three months ended October 31, 2007. The Other income (expense), net recorded during the three months ended October 31, 2008 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt and a gain of $0.3 million in foreign currency fluctuation during the three months ended October 31, 2008.
Income Tax Expense
     The Company recorded $0.5 million and $0.4 million of deferred income tax expense during the three months ended October 31, 2008 and 2007, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions is amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Discontinued Operations
     The discontinued operations relates to the Company’s employment services operation called American’s Job Exchange (“AJE”). During fiscal year 2008 the Company made the determination that AJE was not core to our business and is actively looking to dispose of this asset.
     During the three months ended October 31, 2008 the Company’s loss from discontinued operations was $17,000 as compared to a loss of $0.3 million for the three months ended October 31, 2007. The loss from discontinued operations decrease during the period was due to increased sales attributed to AJE.
Liquidity and Capital Resources
     As of October 31, 2008, our principal sources of liquidity included cash and cash equivalents of $5.0 million and a revolving credit facility of $10.0 million provided under our Amended Credit Agreement ($7.0 million available at October 31, 2008). Our current assets, including cash and cash equivalents of $5.0 million, were approximately $0.8 million less than current liabilities for the period, giving us a negative working capital position at October 31, 2008.
     The total net change in cash and cash equivalents for the three months ended October 31, 2008 was an increase of $1.8 million. The primary uses of cash during the three months ended October 31, 2008 included $3.7 million for purchases of property and equipment, approximately $3.7 million in repayments of notes payable and capital lease obligations, and $1.2 million in debt issuance costs. Our primary sources of cash during the three months ended October 31, 2008 were $9.5 million generated from operations and $0.9 million in borrowings on notes payable.
     During fiscal year 2008, the Company entered into a deposit agreement to secure additional data center space in the United Kingdom, totaling $5.0 million. This deposit was returned during the three months ended October 31, 2008.
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR Rate plus 8% or the Base Rate, as defined in the credit agreement, plus 7%, at the Company’s option. Interest rates include 2% paid-in-kind (“PIK”) interest until the Consolidated Leverage Ratio, as defined, has been lowered to 3:1. Minimum LIBOR was fixed at 3.15% and LIBOR interest becomes due and is payable quarterly in arrears. At October 31, 2008, the Company had $3.0 million outstanding on the revolving credit facility.
     The Company believes that it has sufficient liquidity to support its operations over the remainder of the fiscal year and for the foreseeable future with its cash resources and committed lines of credit as of October 31, 2008.
Recent Accounting Pronouncements
     In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was adopted by the Company beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was adopted by the Company beginning August 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operation.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of October 31, 2008, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/Long-term debt	$115,412	$4,792	$2,200	$108,420	$—
Interest on debt(a)	46,777	10,063	20,312	16,402	—
Capital leases(a)	25,675	5,081	6,068	4,801	9,725
Bandwidth commitments	2,858	2,135	723	—	—
Property leases(a) (b) (c) (d)	81,991	11,881	18,456	17,652	34,002

Total	$272,713	$33,952	$47,759	$147,275	$43,727

(a)	Interest on debt assumes Libor is fixed at 3.16% and that Company’s leverage ratio drops below 3:1 as of January 2010. Based on this the interest rate drops by 2%. Future commitments denominated in foreign currency are fixed at the exchange rate as of October 31, 2008.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of October 31, 2008.
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
     Application management, hosting and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years, based on actual customer usage. Installation fees associated with application management, hosting and co-location services are billed at the time the installation service is provided and recognized as revenue over the longer of customer contract or expected term of the related contract. Installation fees generally consist of fees charged to set-up a specific technological environment for a customer within a NaviSite data center. In instances where payment for a service is received in advance of performing those services, the related revenue is deferred until the period in which such services are performed.
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 1% - 2% of all other customer balances. Historically, the Company’s estimates have been consistent with actual results. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $50,000 to $100,000 decrease to income from continuing operations.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our estimates of the Company’s reporting unit(s)’ projected performance for purposes of impairment testing differ materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2008 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At October 31, 2008 and July 31, 2008, the carrying value of goodwill and other intangible assets totaled $94.0 million and $96.0 million, respectively.
     Stock-Based Compensation Plans
     On August 1, 2005, the first day of the Company’s fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three month periods ended October 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
     Impairment costs. The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of October 31, 2008, the Company’s accrued lease impairment balance totaled approximately $1.0 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10% - 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.1 million to $0.2 million.
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At October 31, 2008 and 2007, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income then, at that time, management may reduce its valuation allowance accordingly. The Company’s federal, state and foreign net operating loss carryforwards at October 31, 2008 totaled $179.7 million, $179.7 million and $2.0 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $4.9 million for the reporting period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. Our interest rate risk at October 31, 2008 was limited mainly to LIBOR on our outstanding term loans under our senior secured credit facility. At October 31, 2008 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an approximate $0.3 million increase in our interest expense under our senior secured credit facility for the fiscal quarter ended October 31, 2008.
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
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss are scheduled for January 16, 2009.
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

Item 1A. Risk Factors
          Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
          Our common stock may be delisted from the Nasdaq Stock Market. On November 6, 2008, the Company was notified by the Nasdaq Listings Qualification Staff (the “Staff”) that it was not in compliance with the Nasdaq Marketplace Rule 4310(c)(3) (the “Rule”), which requires that the Company maintain: (i) stockholders’ equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On November 21, 2008, the Company responded to the Staff summarizing the Company’s plan to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On December 12, 2008, the Staff granted the Company an extension to February 19, 2009 to regain compliance with the Rule. The initial deficiency notification from the Staff has no effect on the listing of our common stock at this time. There is no assurance that we will regain compliance with Nasdaq Marketplace Rule 4310(c)(3) and our common stock may ultimately be delisted from the Nasdaq Capital Market.
          In addition, Nasdaq’s continued listing standards for our common stock require, among other things, that we maintain a closing bid price for our common stock of at least $1.00. Our common stock recently has closed with a bid price of less than $1.00. However, on October 16, 2008, Nasdaq announced that it had temporarily suspended its minimum bid price and market value of public float requirements for continued listing through January 16, 2009. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the recent turmoil in the global economy and stock markets. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies.
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
          In the event that the Company receives notice that its common stock is being delisted from the Nasdaq Stock Market, Nasdaq rules permit the Company to appeal any delisting determination by the Staff to a Nasdaq Listings Qualifications Panel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, an application management service provider, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Preferred Stock of the Company with a fair value of $24.9 million at the time of issuance. The Preferred Stock accrues payment-in-kind (“PIK”) dividends at 8% per annum, payable quarterly, increasing to 10% per annum in September 2008 and 12% per annum in March 2009.
          Pursuant to the obligation described above, on December 15, 2008, the Company issued a PIK dividend of an aggregate of 84,657.13 shares of the Preferred Stock to its holders of Preferred Stock.
          The shares issued as described in this Item 2 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by the Company not involving a public offering. No underwriters were involved with the issuance of the Preferred Stock.

Item 5. Other Information
          During the quarter ended October 31, 2008, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits
          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2008	NAVISITE, INC.

	By:	/s/ James W. Pluntze

James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 to Separation Agreement dated as of December 4, 2008, by and between the Registrant and Arthur Becker is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2008 (File No. 000-27597).

10.2	Amendment No. 1 to Separation Agreement dated as of December 4, 2008, by and between the Registrant and James W. Pluntze is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 9, 2008 (File No. 000-27597).

10.3	Amendment No. 1 to Separation Agreement dated as of December 7, 2008, by and between the Registrant and Mark Clayman is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 9, 2008 (File No. 000-27597).

10.4	Amendment No. 5 to Lease dated August 15, 2008, by and between 400 Minuteman LLC and the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.