Form 10-Q
period 2009-01-31
NAVISITE INC
filed 2009-03-17
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Yes ☐      No ☑
     As of March 2, 2009, there were 35,596,800 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2009

Page
Number

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39
EX-10.1 FORM OF AMENDMENT NO. 1 TO RESTRICTED STOCK AGREEMENT
EX-10.2 FORM OF DIRECTOR RESTRICTED STOCK AGREEMENT
EX-10.3 FORM OF EMPLOYEE RESTRICTED STOCK AGREEMENT
EX-31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
EX-32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,958	$3,261
Accounts receivable, less allowance for doubtful accounts of $918 and $897 at January 31, 2009 and July 31, 2008, respectively	19,719	18,927
Unbilled accounts receivable	1,644	1,711
Prepaid expenses and other current assets	7,216	11,557

Total current assets	31,537	35,456
Property and equipment, net	33,963	38,141
Intangible assets	25,620	29,290
Goodwill	66,566	66,683
Other assets	4,967	4,258
Restricted cash	1,617	1,885

Total assets	$164,270	$175,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	$5,987	$6,100
Capital lease obligations, current portion	3,348	3,166
Accounts payable	5,173	7,033
Accrued expenses and other current liabilities	13,058	13,336
Deferred revenue, deferred other income and customer deposits	5,023	4,163

Total current liabilities	32,589	33,798
Capital lease obligations, less current portion	10,688	14,922
Accrued lease abandonment costs, less current portion	244	428
Deferred tax liability	6,596	5,597
Other long-term liabilities	4,516	4,361
Note payable, less current portion	105,632	107,850

Total liabilities	160,265	166,956
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,471 at January 31, 2009 and 3,320 at July 31, 2008	29,156	27,529
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 35,592 at January 31, 2009 and 35,232 at July 31, 2008	356	352
Accumulated other comprehensive (loss) income	(1,399)	253
Additional paid-in capital	485,393	485,086
Accumulated deficit	(509,501)	(504,463)

Total stockholders’ equity (deficit)	(25,151)	(18,772)

Total liabilities and stockholders’ equity (deficit)	$164,270	$175,713

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008
Revenue, net	$37,548	$38,831	$77,326	$74,863
Revenue, related parties	111	72	194	147

Total revenue, net	37,659	38,903	77,520	75,010
Cost of revenue, excluding depreciation and amortization and restructuring charge	19,962	21,734	41,693	42,592
Depreciation and amortization	5,669	5,216	11,372	9,403
Restructuring charge	(5)	—	209	—

Cost of revenue	25,626	26,950	53,274	51,995
Gross profit	12,033	11,953	24,246	23,015
Operating expenses:
Selling and marketing	4,821	5,112	10,261	10,276
General and administrative	5,730	5,498	11,693	11,120
Restructuring charge	(82)	—	180	—

Total operating expenses	10,469	10,610	22,134	21,396
Income from operations	1,564	1,343	2,112	1,619
Other income (expense):
Interest income	21	63	25	177
Interest expense	(3,759)	(3,010)	(6,803)	(5,667)
Loss on debt extinguishment	—	—	—	(1,651)
Other income (expense), net	232	202	693	477

Loss from continuing operations before income taxes and discontinued operations	(1,942)	(1,402)	(3,973)	(5,045)
Income taxes	(499)	(500)	(998)	(913)

Loss from continuing operations before discontinued operations	(2,441)	(1,902)	(4,971)	(5,958)
Loss from discontinued operations, net of income taxes	(50)	(237)	(67)	(551)

Net loss	(2,491)	(2,139)	(5,038)	(6,509)
Accretion of preferred stock dividends	(825)	(736)	(1,627)	(1,120)

Net loss attributable to common stockholders	$(3,316)	$(2,875)	$(6,665)	$(7,629)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.09)	$(0.07)	$(0.19)	$(0.20)
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.02)

Net loss attributable to common stockholders	$(0.09)	$(0.08)	$(0.19)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	35,457	34,927	35,401	34,422

Stock-based compensation expense:
Cost of revenue	$312	$636	$691	$1,192
Selling and marketing	134	176	316	428
General and administrative	322	459	730	888
Restructuring charge	(32)	—	19	—

Total stock-based compensation expense	$736	$1,271	$1,756	$2,508

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2009	2008
Cash flows from operating activities of continuing operations:
Net loss	$(5,038)	$(6,509)
Loss from discontinued operations	67	551

Loss from continuing operations before discontinued operations	(4,971)	(5,958)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	11,717	9,781
Mark to market for interest rate cap	61	117
Gain on disposal of assets	—	1
Stock based compensation	1,756	2,508
Provision for bad debts	339	192
Deferred income tax expense	998	913
Loss on debt extinguishment	—	1,651
Changes in operating assets and liabilities:
Accounts receivable	(1,748)	1,057
Unbilled accounts receivable	(19)	(1,063)
Prepaid expenses and other current assets, net	4,283	(1,458)
Long-term assets	94	(5,014)
Accounts payable	(1,675)	2,726
Long-term liabilities	156	(42)
Accrued expenses, deferred revenue and customer deposits	1,063	(6,517)

Net cash provided by (used for) operating activities of continuing operations	12,054	(1,106)
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(6,204)	(5,642)
Cash used for acquisitions, net of cash acquired	—	(31,277)
Releases of (transfers to) restricted cash	(76)	8,566
Proceeds from the sale of assets	—	1

Net cash used for investing activities of continuing operations	(6,280)	(28,352)
Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	181	1,488
Proceeds from notes payable	3,477	27,881
Repayment of notes payable	(6,062)	(3,165)
Debt issuance costs	(1,184)	(1,072)
Payments on capital lease obligations	(2,139)	(1,976)

Net cash (used for) provided by financing activities of continuing operations	(5,727)	23,156
Cash used for operating activities of discontinued operations	(9)	(494)

Effect of exchange rate changes on cash and cash equivalents	(341)	—

Net (decrease) increase in cash and cash equivalents	(303)	(6,796)
Cash and cash equivalents, beginning of period	3,261	11,701

Cash and cash equivalents, end of period	$2,958	$4,905

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,941	$5,399
Equipment and leasehold improvements acquired under capital leases	$2,068	$16,434
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$—	$24,873
Accretion of Preferred Stock	$1,627	$1,120
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At January 31, 2009, NaviSite had 16 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 6, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2009.
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
     (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $2.0 million as of January 31, 2009 and $1.9 million as of July 31, 2008, including $0.4 million that was classified as short-term in the January 31, 2009 Condensed Consolidated Balance Sheet and is included in “Prepaid expenses and other current assets”. At January 31, 2009, restricted cash consists of cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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
     (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreement, derivative instruments, preferred stock, accounts payable, and accrued expenses. Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. No customer accounted for more than 5% of total revenues for the six months ended January 31, 2009 or more than 5% of total accounts receivable balance as of January 31, 2009.
     (h) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income (loss), primarily foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets as a component of Stockholders’ Deficit, “Accumulated other comprehensive income (loss).” For the three and six months ended January 31, 2009, comprehensive loss totaled approximately $1.9 million and $5.6 million, respectively. For the three and six months ended January 31, 2008, comprehensive income (loss) totaled approximately $2.3 million and $6.5 million, respectively.
     (i) Advertising Costs
     The Company charges advertising costs to expense in the period incurred. Advertising expense for the three and six months ended January 31, 2009 were approximately $107,000 and $207,000, respectively. Advertising expense for the three and six months ending January 31, 2008 were approximately $171,000 and $312,000, respectively.
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
     (k) Stock Based Compensation
     Stock Options
     The Company maintains three stock incentive plans under which employees and outside directors have been granted nonqualified stock options to purchase the Company’s common stock. Only one plan, the NaviSite 2003 Stock Incentive Plan (“2003 Plan”), is currently available for new equity award grants. For the Company’s employees, options granted are generally exercisable as to 25% of the original number of shares on the sixth month anniversary of the option holder’s grant date and, thereafter, in equal amounts monthly over the three year period commencing on the sixth month anniversary of the option holder’s grant date, provided that the option holder is employed on each such vesting date. Options granted under the 2003 Plan have a maximum term of ten years.

     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three and six months ended January 31, 2009, the Company issued stock options for the purchase of approximately 0.1 million and 0.6 million shares of common stock at a weighted average exercise price per share of $0.43 and $1.66, respectively. During the three and six months ended January 31, 2008, the Company issued stock options for the purchase of approximately 0.3 million and 1.4 million shares of common stock at a weighted average exercise price per share of $6.68 and $7.42, respectively.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Expected life (years)	2.5	2.5	2.5	2.5
Expected volatility	93.28%	77.76%	83.06%	83.94%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.07%	2.86%	1.78%	3.80%
     Stock-based compensation expense related to stock options recognized in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$253	$636	$572	$1,192
Selling and marketing	114	176	261	428
General and administrative	92	295	274	633

Total	$459	$1,107	$1,107	$2,253

     For the six months ended January 31, 2009, there is a total of $19,000 of stock-based compensation which relates to an acceleration of stock-based compensation expense due to a change in status pursuant to separation agreements. Of this total, $13,000 is a general and administrative expense and $6,000 is a cost of revenue expense.
     Non-vested Shares
     In December 2008, the Company granted 63,000 non-vested shares to certain members of the Company’s Board of Directors under the 2003 Plan, at a weighted average grant date fair value of $0.37 per share. These non-vested shares carry restrictions as to resale which lapse with time over the twelve month period beginning with the date of grant, provided that such member of the Board of Directors serves on the Board of Directors as of each vesting date. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
     In August 2008, the Company granted approximately 0.8 million non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $3.29 per share. The grant date fair value of the non-vested shares was determined using Monte Carlo simulations allowing for the incorporation of market based hurdles. These shares are subject to certain vesting criteria: (i) for the first third of the shares, 50% vests upon the Company exceeding a market capitalization of $182,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (ii) for the second third of the shares, 50% vests upon the company exceeding a market capitalization of $232,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (iii) for the final third of the shares, 50% vests upon the Company exceeding a market capitalization of $282,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter. A participant will only vest in such shares if he or she is employed by the Company on a vesting date. If the vesting criteria is not met at the tenth anniversary of the grant date all unvested shares shall automatically be forfeited to the Company. Compensation expense will be recognized over the derived service period.

     In December 2007, the Company granted 63,000 non-vested shares to certain members of the Company’s Board of Directors under the 2003 Plan, at a weighted average grant date fair value of $5.50 per share. These non-vested shares carry restrictions as to resale which lapse with time over the twelve month period beginning with the date of grant, provided that such member of the Board of Directors serves on the Board of Directors as of each vesting date. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant
     In August 2007, the Company granted approximately 0.2 million non-vested shares of common stock to certain executives, under the 2003 Plan, at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions which lapse as to one-third of the shares per annum on each of the first, second, and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, there was a potential for the restrictions to lapse on an earlier date as to 100% of the shares if the Company achieved certain revenue and EBITDA targets for its 2008 fiscal year. The targets were not met and the restrictions did not lapse on an accelerated basis. The grant date fair value of the non-vested shares was determined based on the market price of the Company’s common stock on the date of grant.
     The following table summarizes stock based compensation expense related to non-vested shares under SFAS 123R for the three and six months ended January 31, 2009 and January 31, 2008.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$38	—	$80	$—
Selling and marketing	12	—	33	—
General and administrative	200	164	456	255

Total	$250	$164	$569	$255

     The non-vested shares are excluded from our issued and outstanding share amounts presented in our Condensed Consolidated Balance Sheet at January 31, 2009.
Employee Stock Purchase Plan (“ESPP”)
     Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. During the fiscal quarter ended January 31, 2009, the Company issued 0.2 million shares under the ESPP at a price of $0.34. During the fiscal quarter ended January 31, 2008, the Company did not issue any shares under the ESPP.
     Compensation expense for the ESPP is recognized over the offering period. The following table summarizes stock based compensation expense related to the ESPP under SFAS 123R for the three and six months ended January 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$16	$—	$44	$—
Selling and marketing	8	—	22	—
General and administrative	3	—	14	—

Total	$27	$—	$80	$—

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Common stock options	—	2,372,225	84,151	2,658,198
Common stock warrants	1,170,541	1,204,636	1,191,407	1,210,310
Non-vested stock	32,954	34,970	50,440	159,952
Series A Convertible Preferred Stock	3,518,807	3,223,482	3,518,807	3,223,482
Employee Stock Purchase Plan	56,501	17,797	300,580	24,006

Total	4,778,803	6,853,110	5,145,385	7,275,948

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
Fair Value - Effective August 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), (“Fair Value Measurements”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 2	unobservable inputs, such as discounted cash flow models or valuations.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s interest rate derivatives required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of January 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivatives	—	$29,000	—	$29,000

	—	$29,000	—	$29,000

Interest Rate Derivatives: The initial fair values of these instruments were determined by our counterparties and we continue to value these securities based on quotes from our counterparties. The changes in fair value for the three and six months ended January 31, 2009 and 2008, was approximately $57,000 and $61,000, and $48,000 and $117,000, respectively.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to any acquisitions after July 31, 2009.
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

     (4) Discontinued Operations
     In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2009. Subsequent to disposal, the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three and six months ended January 31, 2009 and 2008 were as follows (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Revenue	$359	$48	$663	$48

Cost of revenues	167	225	238	471
Depreciation and amortization	29	29	58	57

Total cost of revenues	196	254	296	528

Gross profit	163	(206)	367	(480)
Operating expenses:
Selling and marketing	213	31	434	71

Loss from discontinued operations before income taxes	(50)	(237)	(67)	(551)
Income taxes	—	—	—	—

Loss from discontinued operations, as reported	$(50)	$(237)	$(67)	$(551)

     The recorded assets and liabilities of AJE at January 31, 2009 and July 31, 2008 were not material.
     (5) Restructuring Charge
     During the three months ended October 31, 2008, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million.
     The following is a roll forward of the restructuring accrual as of January 31, 2009:

(In thousands)
Restructuring accrual balance at July 31, 2008	$—
Restructuring and other related charges	476
Cash payments and other settlements	(160)

Restructuring accrual balance at October 31, 2008	$316

Cash payments and other settlements	(261)
Other adjustments	(55)

Restructuring accrual balance at January 31, 2009	$—

     As of January 31, 2009 there was no further obligation. During the three months ending January 31, 2009 the Company adjusted the initial restructuring charge by $87,000 to reflect the reduction of future payments of $55,000 due under this plan and the reversal of $32,000 of previously recorded stock based compensation.

(6) Property and Equipment
     Property and equipment at January 31, 2009 and July 31, 2008 are summarized as follows:

	January 31,	July 31,
	2009	2008
	(In thousands)
Office furniture and equipment	$4,170	$4,522
Computer equipment	73,982	68,968
Software licenses	15,354	15,270
Leasehold improvements	24,519	26,981

	118,025	115,741
Less: Accumulated depreciation and amortization	(84,062)	(77,600)

Property and equipment, net	$33,963	$38,141

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(7) Goodwill and Intangible Assets

(In thousands)
Goodwill balance at July 31, 2008	$66,683
Adjustments to goodwill	(117)

Goodwill balance at January 31, 2009	$66,566

     Goodwill was adjusted during the six months ending January 31, 2009, reflecting the finalization of purchase accounting reserves made within one year of the acquisition date.
     Intangible assets, net consisted of the following:

	January 31, 2009 (In thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(25,121)	$14,549
Customer contract backlog	14,600	(6,267)	8,333
Developed technology	3,140	(1,236)	1,904
Vendor contracts	700	(476)	224
Trademarks	670	(165)	505
Non-compete agreements	206	(101)	105

Intangible assets, net	$58,986	$(33,366)	$25,620

	July 31, 2008 (In thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(23,400)	$16,270
Customer contract backlog	14,600	(4,845)	9,755
Developed technology	3,140	(966)	2,174
Vendor contracts	700	(314)	386
Trademarks	670	(105)	565
Non-compete agreements	206	(66)	140

Intangible assets, net	$58,986	$(29,696)	$29,290

     Intangible asset amortization expense for the three and six months ended January 31, 2009 and 2008 aggregated $1.8 million and $3.7 million and $2.2 million and $3.9 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

     The amount reflected in the table below for fiscal year 2009 includes year to date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2009	$7,198
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2009	2008
	(In thousands)
Accrued payroll, benefits and commissions	$3,898	$4,561
Accrued accounts payable	3,904	3,256
Accrued interest	1,777	1,367
Accrued lease abandonment costs, current portion	525	857
Accrued sales/use, property and miscellaneous taxes	641	599
Accrued legal	211	229
Other accrued expenses and current liabilities	2,102	2,467

	$13,058	$13,336

(9) Debt
Debt consists of the following:

	January 31,	July 31,
	2009	2008
	(In thousands)
Total Debt	$111,619	$113,950
Less other notes payable	470	—

Total Term Loan and Revolver	111,149	113,950
Less current portion Term Loan and Revolver	5,517	6,100

Long-term debt Term Loan	$105,632	$107,850

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
     At January 31, 2009, $111.1 million was outstanding under the Amended Credit Agreement of which $5.5 million was outstanding under the Revolver.

(10) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the debt owed to Silver Point Finance LLC (the “Silver Point Debt”). The Company paid approximately $320,000 to lock in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt, the Company maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 9), the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of January 31, 2009 the fair value of these interest rate derivatives (representing a notional amount of approximately $54 million at January 31, 2009) was approximately $29,000 which is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and six months ended January 31, 2009 and 2008, was approximately $57,000 and $61,000, and $48,000 and $117,000, respectively. The change in fair value was charged to “Other income, net” in the accompanying Condensed Consolidated Statements of Operation.
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities. During fiscal year 2008, in connection with the acquisitions of Jupiter Hosting, Inc. (“Jupiter”) and netASPx, Inc. (“NetASPx”) the Company recorded impairment accruals for four facilities — two in Santa Clara, CA, one in Herndon, VA and one in Minneapolis, MN. The Santa Clara facilities and the Herndon, VA facility were vacated shortly after the acquisition of Jupiter and netASPx, respectively, pursuant to a plan of closure and relocation. The Minneapolis office space was underutilized as of the date of acquisition of netASPx and the recorded impairment accrual reflects this underutilized space. The initial impairment accruals related to these facilities was approximately $1.1 million.
     During the six months ended January 31, 2009, we recorded no lease impairment accruals.
     Details of activity in the lease exit accrual by geographic region for the six months ended January 31, 2009 are as follows (in thousands):

			Purchase
	Balance		Accounting	Payments, less	Balance
Lease Abandonment	July 31,	Expense	and Other	accretion of	January 31,
Costs for:	2008	(Recovery)	Adjustments	interest	2009
Andover, MA	$262	$—	$—	$(55)	$207
Chicago, IL	250	—	—	(140)	110
Houston, TX	113	—	—	(113)	—
Syracuse, NY	21	—	—	(12)	9
Santa Clara, CA	77	—	—	(45)	32
Herndon, VA	56	—	—	(12)	44
Minneapolis, MN	506	—	—	(139)	367

	$1,285	$—	$—	$(516)	$769

     Minimum annual rental commitments under operating leases and other commitments are as follows as of January 31, 2009:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$114,369	$5,987	$1,081	$1,081	$1,081	$105,139	$—
Interest on debt(a)	43,621	10,076	10,005	9,919	9,822	3,799	—
Capital leases(a)	22,283	5,062	3,271	2,051	1,996	1,991	7,912
Bandwidth commitments	2,408	2,092	316	—	—	—	—
Property leases(a) (b) (c) (d)	77,988	11,526	8,943	8,523	8,587	8,690	31,719

Total	$260,669	$34,743	$23,616	$21,574	$21,486	$119,619	$39,631

(a)	Interest on debt assumes LIBOR is fixed at 3.15% and that Company’s leverage ratio drops below 3:1 as of January 2010, resulting in a 2% interest rate decrease. The 2% accruing payment-in-kind interest will be paid in full at the end of the loan term.

Future commitments denominated in foreign currency are fixed at the exchange rate as of January 31, 2009.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. (see Note 13). The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of January 31, 2009.
     Total bandwidth expense was $1.2 million and $2.6 million for the three and six months ended January 31, 2009, respectively. Total bandwidth expense was $1.6 million and $3.0 million for the three and six months ended January 31, 2008, respectively.
     Total rent expense for property leases was $3.4 million and $6.7 million for the three and six months ended January 31, 2009, respectively. Total rent expense for property leases was $3.2 million and $6.4 million for the three and six months ended January 31, 2008, respectively.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2009, the Company had restricted cash of approximately $2.0 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint was filed in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff sought the recovery of short-swing profits from the underwriters on behalf of the Company, which was named only as a nominal defendant and from whom no recovery was sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. On March 12, 2009, the Court entered an order granting the motions to dismiss filed by the Issuer Defendants and the Underwriter Defendants. Specifically, the Court dismissed the claims brought by the plaintiff against the Issuer Defendants and the Underwriter Defendants without prejudice (which means the claims against them cannot be re-filed).
     We believe that the allegations against us in the IPO Securities Litigation are without merit and we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Other litigation
Alabanza Class Actions
     In October 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.
     On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise and Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009 the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement. A hearing will take place on May 8, 2009 to determine final court approval of the settlement.

La Touraine, Inc.
     On November 26, 2007, La Touraine, Inc. (“LTI”) commenced an arbitration against the Company with the American Arbitration Association, File No. 74 494 Y 01377 07 LUCM (the “demand”). The demand alleges that Jupiter, an entity the Company acquired in 2007, breached two agreements with LTI, and fraudulently induced both of those agreements. LTI contends that the Company is liable for Jupiter’s alleged misconduct, seeks rescission of those contracts, and damages. LTI also claims that the Company intentionally interfered with the operations of certain of its websites causing damages. LTI’s arbitration demand followed the Company’s demand on LTI for payment of money due under the agreements that LTI now alleges Jupiter induced by fraud. The Company has counterclaimed in the arbitration seeking $5.9 million, plus accrued interest of 1% per month. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     (12) Income Tax Expense
     The Company recorded $0.5 million and $0.5 million of deferred income tax expense during the three months ended January 31, 2009 and 2008, respectively. The Company recorded $1.0 million and $0.9 million of deferred income tax expense during the six months ended January 31, 2009 and 2008, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense results from tax goodwill amortization related to the acquisitions of Surebridge, Inc., AppliedTheory Corporation, netASPx, Alabanza, LLC and iCommerce, Inc. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
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
(13) Related Party Transactions
     During the three and six months ended January 31, 2009 and 2008, respectively the Company generated revenue from three related parties, ClearBlue Technologies (UK) Limited, and two separate entities who are affiliated with our Chief Executive Officer, totaling approximately $111,000 and $72,000 and $194,000 and $147,000, respectively. As of January 31, 2009, the net amount due from Clearblue Technologies (UK) Limited was not significant and the amount owed from the remaining two related parties totaled approximately $0.2 million. ClearBlue Technologies (UK) Limited is controlled by the Company’s Chairman of the Board of Directors.
     On February 4, 2008, our subsidiary, NaviSite Europe Limited, with the Company as guarantor, entered into a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data center space located in Watford, Hertfordshire, England (the Data Center”) with Sentrum III Limited. The Lease has a ten year term. NaviSite Europe Limited and the Company are also parties to a Services Agreement with Sentrum Services Limited for the provision of services within the data center. At January 31, 2009, the Company had capital lease obligations totaling $10.0 million related to equipment under the lease agreements. During the three and six months ended January 31, 2009, the Company paid $0.6 million and $1.2 million under these arrangements. Our Chairman of the Board of Directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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

(14) Subsequent Event
     On November 6, 2008, the Company received notice from the Nasdaq Listing Qualifications Staff (the “Staff”) that the Company was not in compliance with the Nasdaq Marketplace Rule 4310(c)(3) (the “Rule”), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On November 21, 2008, the Company submitted to the Staff a specific plan to achieve and sustain compliance with all Nasdaq Capital Market listing requirements.
     On December 12, 2008, the Company received notice from the Staff granting the Company an extension until February 19, 2009 to regain compliance with the Rule. Under the terms of the extension, on or before February 19, 2009, the Company was required to furnish to the Securities and Exchange Commission and Nasdaq a publicly available filing evidencing its compliance with the Rule.
     The Company did not regain compliance with the Rule on or prior to February 19, 2009 and, accordingly, on February 24, 2009, the Company received written notification (the “Staff Determination”) from The Nasdaq Stock Market stating that the Company’s common stock would be subject to delisting as a result of the deficiency unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). The Staff Determination has no effect on the listing of the Company’s common stock at this time.
     On March 3, 2009, the Company requested a hearing before the Panel to address the deficiency, which stayed any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing, which is scheduled for April 23, 2009. At the hearing, the Company intends to present a plan to regain compliance with the Rule. There can be no assurance that the Panel will grant the Company’s request for continued listing.

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
Overview
     NaviSite is an enterprise hosting and application service provider to middle market companies. We offer a range of hosting and Enterprise Resource Planning (“ERP”) application solutions to our customers, helping them to achieve a scalable, outsourced technology solution at lower total cost of ownership. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. We provide services throughout the information technology lifecycle and are dedicated to delivering quality services and meeting rigorous standards, including maintenance of SAS 70 Type II compliance and Microsoft Gold, and Oracle Certified Partner certifications.
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
     Supporting both our managed hosting services and applications services is a range of hardware and software technologies designed for the specific needs of our customers. NaviSite is a leader in using virtualized processing, storage and networking as a platform to optimize services for performance, cost and operational efficiency. Utilizing both hardware and software based virtualization strategies; NaviSite continues to innovate as technology develops.
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
Results of Operations for the Three and Six Months Ended January 31, 2009 and 2008
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenue, net	99.7%	99.8%	99.7%	99.8%
Revenue, related parties	0.3%	0.2%	0.3%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization and restructuring charge	53.0%	55.9%	53.8%	56.8%
Depreciation and amortization	15.0%	13.4%	14.7%	12.5%
Restructuring Charge	—	—	0.3%	—

Total cost of revenue	68.0%	69.3%	68.8%	69.3%
Gross profit	32.0%	30.7%	31.2%	30.7%
Operating expenses:
Selling and marketing	12.8%	13.1%	13.2%	13.7%
General and administrative	15.2%	14.1%	15.1%	14.8%
Restructuring charge	(0.2%)	—	0.2%	—

Total operating expenses	27.8%	27.2%	28.5%	28.5%

Income from operations	4.2%	3.5%	2.7%	2.2%
Other income (expense):
Interest income	0.1%	0.2%	0.0%	0.2%
Interest expense	(10.0)%	(7.7)%	(8.8)%	(7.6)%
Loss on debt extinguishment	—	—	—	(2.2)%
Other income (expense), net	0.6%	0.5%	0.9%	0.6%

Loss from continuing operations before income taxes and discontinued operations	(5.1)%	(3.5)%	(5.2)%	(6.8)%
Income taxes	(1.3)%	(1.3)%	(1.3)%	(1.2)%

Loss from continuing operations before discontinued operations	(6.4)%	(4.8)%	(6.5)%	(8.0)%

Discontinued operations, net of income taxes	(0.1)%	(0.6)%	(0.1)%	(0.7)%

Net loss	(6.5)%	(5.4)%	(6.6)%	(8.7)%
Accretion of preferred stock dividends	(2.2)%	(1.9)%	(2.1)%	(1.5)%

Net loss attributable to common stockholders	(8.7)%	(7.3)%	(8.7)%	(10.2)%

Comparison of the Three and Six Months Ended January 31, 2009 and 2008
Revenue
     We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended January 31, 2009 decreased 3.2% to approximately $37.7 million from approximately $38.9 million for the three months ended January 31, 2008. The revenue decline of approximately $1.2 million in revenue was mainly due to a $3.6 million reduction in professional services revenues offset by an increase of $2.4 million in revenue from the Company’s enterprise hosting and application services due to increased sales to new and existing customers which included a reduction of approximately $0.7 million due to changes in foreign currency rates. Revenue from related parties during the three months ended January 31, 2009 and 2008 totaled $111,000 and $72,000, respectively.
     Total revenue for the six months ended January 31, 2009 increased 3.4% to approximately $77.5 million from approximately $75.0 million for the six months ended January 31, 2008. The overall revenue growth of approximately $2.5 million in revenue was mainly due to increased sales to new and existing NaviSite customers and the inclusion of a full six months of revenue from acquisitions made during the same period in the prior year. The Company’s enterprise hosting and application services revenues increased $7.8 million due to increased sales to new and existing customers. The hosting and application services increase in the six months ending January 31, 2009 as compared to the same period in the prior year reflects a $1.1 million reduction in revenue due to changes in foreign exchange rates. Professional services revenues declined $5.3 million in the current year as compared to the prior year due to lower sales of these types of services. Revenue from related parties during the six months ended January 31, 2009 and 2008 totaled $194,000 and $147,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2009 decreased approximately 4.9% to $25.6 million during the three months ended January 31, 2009 from approximately $27.0 million during the three months ended January 31, 2008. As a percentage of revenue, total cost of revenue decreased to 68.0% during the three months ended January 31, 2009 from 69.3% during the three months ended January 31, 2008. The overall decrease of approximately of $1.4 million was primarily due to a decrease of $1.9 million in salary related expenses, including a decrease of $0.3 million of stock compensation expense, decreased third party pass through related expenses of $0.7 million, lower external consulting expenses related to lower professional services revenue of $0.4 million, decrease of $0.5 million in telecommunication and bandwidth costs, a decrease of $0.4 million of amortization expense due to an adjustment to intangible assets in the fourth quarter of fiscal year 2008,resulting from the finalization of purchase accounting, a decrease of $0.3 million of non-billable travel expenses and acquisition costs incurred in the prior year. The net decrease of $4.2 million is partially offset by increased facilities related expense including rent and utilities of approximately $1.6 million, an increase in depreciation expense of approximately $0.9 million, and increased software and hardware maintenance and licensing costs of approximately $0.3 million.
     Total cost of revenue for the six months ended January 31, 2009 increased approximately 2.5% to $53.3 million during the six months ended January 31, 2009 from approximately $52.0 million during the six months ended January 31, 2008. As a percentage of revenue, total cost of revenue decreased to 68.8% during the six months ended January 31, 2008 from 69.3% during the six months ended January 31, 2008. The overall increase of approximately of $1.3 million was primarily due to increased depreciation expense of approximately $2.3 million, increased facilities related expense including rent and utilities of approximately $2.8 million, and increased software and hardware maintenance and licensing costs of approximately $0.5 million. These incremental expenses of approximately $5.6 million were partially offset by lower salary related expenses of approximately $2.3 million during the period, lower external consulting expenses related to lower professional services revenue of $0.5 million, lower telecommunication and bandwidth costs of $0.5 million, a decrease of $0.4 million of amortization expense due to an adjustment of intangible assets in the fourth quarter of fiscal year 2008, resulting from the finalization of purchase accounting and $0.6 million of non-billable travel expenses and acquisition costs incurred in the prior year.

     During the six months ended January 31, 2009, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in Cost of Revenue.
     Gross profit of approximately $12.0 million for the three months ended January 31, 2009 remained relatively flat in comparison to the same period in the prior year. However gross profit increased to 32.0% of total revenue for the three months ended January 31, 2009 as compared to 30.7% of total revenue for the three months ended January 31, 2008. Gross profit was positively impacted during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008, mainly due to the cost reductions noted above.
     Gross profit of approximately $24.2 million for the six months ended January 31, 2009 increased approximately $1.2 million, or 5.4%, from a gross profit of approximately $23.0 million for the six months ended January 31, 2008. Gross profit for the six months ended January 31, 2009 represented 31.2% of total revenue, compared to 30.7% of total revenue for the six months ended January 31, 2008. Gross profit was positively impacted during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008, mainly due to the increased revenues noted above.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade show, and marketing and direct mail programs.
     Selling and marketing expense decreased 5.7% to approximately $4.8 million, or 12.8% of total revenue, during the three months ended January 31, 2009 from approximately $5.1 million, or 13.1% of total revenue, during the three months ended January 31, 2008. The decrease of approximately $0.3 million resulted primarily from a decline in salary and related headcount expenses of $0.4 million, decreased marketing and advertising related expenses of $0.2 million and a decrease of $0.1 million in travel expense offset by increased commission and partner referral fees of approximately $0.4 million.
     Selling and marketing expense remained relatively constant at approximately $10.3 million, during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008. Increases of approximately $0.3 million in commission expense and $0.2 million in partner referral fees were offset by a decrease of approximately $0.3 million in salary and related headcount expenses and a decrease of approximately $0.2 million marketing and advertising related expenses.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 4.2% to approximately $5.7 million, or 15.2% of total revenue, during the three months ended January 31, 2009 from approximately $5.5 million, or 14.1% of total revenue, during the three months ended January 31, 2008. The increase of approximately $0.2 million was primarily attributable to an increase in legal fees of approximately $0.2 million, an increase in utilities expense of approximately $0.1 million, an increase in board fees of $0.1 million and recruiting fees of $0.1 million. The increase of $0.5 million was partially offset by lower salary related expenses of approximately $0.3 million.

     General and administrative expense increased 5.2% to approximately $11.7 million, or 15.1% of total revenue, during the six months ended January 31, 2009 from approximately $11.1 million, or 14.8% of total revenue, during the six months ended January 31, 2008. The mix of expenses changed such that there was an increase in legal fees of approximately $0.5 million, an increase in utilities expense of approximately $0.3 million, increased bank related fees of $0.2 million and increased bad debt expense of $0.1 million. The increased expenses of $1.1 million were partially offset by lower salary related expenses of approximately $0.5 million.
Operating Expenses — Restructuring Charge
     During the six months ended January 31, 2009, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.3 million was included in Operating Expenses. During the three months ending January 31, 2009 the restructuring charge was reduced by $87,000 to reflect a subsequent reduction of the initial obligation.
     No impairment, restructuring, or other charges were recorded during the six months ended January 31, 2008.
Interest Income
     During the three and six months ended January 31, 2009, interest income decreased approximately $42,000 and $152,000, respectively, as compared to the three and six months ended January 31, 2008. The decreases were mainly due to lower levels of average cash balances during the three and six months ended January 31, 2009 compared to the same periods in the prior year.
Interest Expense
     During the three and six months ended January 31, 2009, interest expense increased approximately $0.7 million and $1.1 million, respectively, as compared to the three and six months ended January 31, 2008. The increases were primarily due to increased rate of interest and high average outstanding term loan balances during the three and six months ended January 31, 2009 compared to the three and six months ended January 31, 2008.
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
Other Income (Expense), Net
     Other income (expense), net was approximately $232,000 during the three months ended January 31, 2009, compared to Other income (expense), net of approximately $202,000 during the three months ended January 31, 2008. The Other income (expense), net recorded during the three months ended January 31, 2009 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt and a gain due to the resolution of an acquired liability during the three months ended January 31, 2009.
     Other income (expense), net was approximately $693,000 during the six months ended January 31, 2009, compared to Other income (expense), net of approximately $477,000 during the six months ended January 31, 2008. The Other income (expense), net recorded during the six months ended January 31, 2009 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt, a gain due to the resolution of an acquired liability and a gain of $0.3 million in foreign currency fluctuation during the six months ended January 31, 2009.

Income Tax Expense
     The Company recorded $0.5 million and $0.5 million of deferred income tax expense during the three months ended January 31, 2009 and 2008, respectively. The Company recorded $1.0 million and $0.9 million of deferred income tax expense during the six months ended January 31, 2009 and 2008, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions is amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Discontinued Operations
     The discontinued operations relates to the Company’s employment services operation called America’s Job Exchange (“AJE”). During fiscal year 2008, the Company made the determination that AJE was not core to our business and is actively looking to dispose of this asset.
     During the three and six months ended January 31, 2009 the Company’s loss from discontinued operations was $50,000 and $67,000, respectively, as compared to a loss of $237,000 and $551,000 for the three and six months ended January 31, 2008. The loss from discontinued operations decrease during the period was due to increased revenue attributed to AJE.
Liquidity and Capital Resources
     As of January 31, 2009, our principal sources of liquidity included cash and cash equivalents of $3.0 million and a revolving credit facility of $10.0 million provided under our Amended Credit Agreement ($4.5 million available at January 31, 2009). Our current assets, including cash and cash equivalents of $3.0 million, were approximately $1.1 million less than current liabilities for the period, giving us a negative working capital position at January 31, 2009.
     The total net change in cash and cash equivalents for the six months ended January 31, 2009 was a decrease of $0.3 million. The primary uses of cash during the six months ended January 31, 2009 included $6.2 million for purchases of property and equipment, approximately $8.2 million in repayments of notes payable and capital lease obligations, and $1.2 million in debt issuance costs. Our primary sources of cash during the six months ended January 31, 2009 were $12.0 million generated from operations and $3.5 million in borrowings on notes payable.
     During fiscal year 2008, the Company entered into a deposit agreement to secure additional data center space in the United Kingdom, totaling $5.0 million. This deposit was returned during the six months ended January 31, 2009.
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR Rate plus 8% or the Base Rate, as defined in the credit agreement, plus 7%, at the Company’s option. Interest rates include 2% paid-in-kind (“PIK”) interest until the Consolidated Leverage Ratio, as defined, has been lowered to 3:1. Minimum LIBOR was fixed at 3.15% and LIBOR interest becomes due and is payable quarterly in arrears. At January 31, 2009, the Company had $5.5 million outstanding on the revolving credit facility.
     The Company believes that it has sufficient liquidity to support its operations over the remainder of the fiscal year with its cash resources and committed lines of credit as of January 31, 2009.

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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to any acquisitions after July 31, 2009.
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

Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2009, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/Long-term debt	$114,369	$5,987	$2,162	$106,220	$—
Interest on debt(a)	43,621	10,076	19,924	13,621	—
Capital leases(a)	22,283	5,062	5,322	3,987	7,912
Bandwidth commitments	2,408	2,092	316	—	—
Property leases(a) (b) (c) (d)	77,988	11,526	17,466	17,277	31,719

Total	$260,669	$34,743	$45,190	$141,105	$39,631

(a)	Interest on debt assumes LIBOR is fixed at 3.15% and that Company’s leverage ratio drops below 3:1 as of January 2010, resulting in a 2% interest rate decrease. The 2% accruing payment-in-kind interest will be paid in full at the end of the loan term.

Future commitments denominated in foreign currency are fixed at the exchange rate as of January 31, 2009.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of January 31, 2009.
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 1% — 2% of all other customer balances. Historically, the Company’s estimates have been consistent with actual results. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $50,000 to $100,000 decrease to income from continuing operations.

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
     Recoverability is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows expected to be generated by the use and disposal of the asset are less than its carrying value, and therefore, impaired, the impairment loss recognized would be measured by the amount by which the carrying value of the assets exceeds its fair value. Fair value is determined based on discounted cash flows or other valuation methods, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses.
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our estimates of the Company’s reporting unit(s)’ projected performance for purposes of impairment testing differ materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2008 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At January 31, 2009 and July 31, 2008, the carrying value of goodwill and other intangible assets totaled $92.2 million and $96.0 million, respectively.
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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock- based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six month periods ended January 31, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
     Impairment costs. The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of January 31, 2009, the Company’s accrued lease impairment balance totaled approximately $0.8 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10% — 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.1 million to $0.2 million.
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2009 and 2008, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income then, at that time, management may reduce its valuation allowance accordingly. The Company’s federal, state and foreign net operating loss carryforwards at January 31, 2009 totaled $183.1 million, $183.1 million and $2.6 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $3.7 million for the reporting period.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. Our interest rate risk at January 31, 2009 was limited mainly to LIBOR on our outstanding term loans under our senior secured credit facility. At January 31, 2009 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an increase of approximate $0.3 million and $0.6 million in our interest expense under our senior secured credit facility for the three and six months ended January 31, 2009, respectively.
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
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement.
     On March 12, 2009, the Court entered an order granting the motions to dismiss filed by the Issuer Defendants and the Underwriter Defendants. Specifically, the Court dismissed the claims brought by the plaintiff against the Issuer Defendants and the Underwriter Defendants without prejudice (which means the claims against them cannot be re-filed).

     We believe that the allegations against us in the IPO Securities Litigation are without merit and we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Other litigation
Alabanza Class Actions
     In October 2007, the Company, pursuant to its integration plans, closed the former Alabanza data center in Baltimore, Maryland and moved all equipment to the Company’s data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, the Company encountered unforeseen circumstances which led to extended down-time for certain of its customers.
On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise and Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009 the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement.  A hearing will take place on May 8, 2009 to determine final court approval of the settlement.
La Touraine, Inc.
On November 26, 2007, La Touraine, Inc. (“LTI”) commenced an arbitration against the Company with the American Arbitration Association, File No. 74 494 Y 01377 07 LUCM (the “demand”). The demand alleges that Jupiter Hosting, Inc. (“Jupiter”), an entity the Company acquired in 2007, breached two agreements with LTI, and fraudulently induced both of those agreements. LTI contends that the Company is liable for Jupiter’s alleged misconduct, seeks rescission of those contracts, and damages. LTI also claims that the Company intentionally interfered with the operations of certain of its websites causing damages.  LTI’s arbitration demand followed the Company’s demand on LTI for payment of money due under the agreements that LTI now alleges Jupiter induced by fraud. The Company has counterclaimed in the arbitration seeking $5.9 million, plus accrued interest of 1% per month. The Company plans to defend itself vigorously; however, at this time, due to the inherent uncertainty of litigation, we are not able to predict the possible outcome of the suit and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008. The risks described below, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

     Our common stock may be delisted from the Nasdaq Stock Market. On November 6, 2008, the Company was notified by the Nasdaq Listings Qualification Staff (the “Staff”) that it was not in compliance with the Nasdaq Marketplace Rule 4310(c)(3) (the “Rule”), which requires that the Company maintain: (i) stockholders’ equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On November 21, 2008, the Company responded to the Staff summarizing the Company’s plan to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On December 12, 2008, the Staff granted the Company an extension to February 19, 2009 to regain compliance with the Rule. The Company did not regain compliance with the Rule on or prior to February 19, 2009 and, accordingly, on February 24, 2009, the Company received written notification (the “Staff Determination”) from The Nasdaq Stock Market stating that the Company’s common stock would be subject to delisting as a result of the deficiency unless the Company requests a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”). On March 3, 2009, the Company requested a hearing before the Panel to address the deficiency, which stayed any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing, which is scheduled for April 23, 2009. The Staff Determination has no effect on the listing of our common stock at this time. There is no assurance that the Panel will grant the Company’s request for continued listing and our common stock may ultimately be delisted from the Nasdaq Capital Market.
     In addition, Nasdaq’s continued listing standards for our common stock require, among other things, that we maintain a closing bid price for our common stock of at least $1.00. Our common stock recently has closed with a bid price of less than $1.00. However, on October 16, 2008, Nasdaq announced that it had temporarily suspended its minimum bid price and market value of public float requirements for continued listing through January 16, 2009 and on December 19, 2008, Nasdaq extended the suspension of such requirements until April 20, 2009. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the recent turmoil in the global economy and stock markets. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On September 12, 2007, the Company acquired the outstanding capital stock of netASPx, an application management service provider, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Series A Convertible Preferred Stock of the Company with a fair value of $24.9 million at the time of issuance. The Series A Convertible Preferred Stock accrues payment-in-kind (“PIK”) dividends at 8% per annum, payable quarterly, increasing to 10% per annum in September 2008 and 12% per annum in March 2009.
          Pursuant to the obligation described above, on March 15, 2009, the Company issued a PIK dividend of an aggregate of 86,773.56 shares of the Series A Convertible Preferred Stock to its holders of Series A Convertible Preferred Stock.
          The shares issued as described in this Item 2 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by the Company not involving a public offering. No underwriters were involved with the issuance of the Series A Convertible Preferred Stock.
Item 4. Submission of Matters to a Vote of Security Holders
          At the 2008 Annual meeting of Stockholders of the Company (the “Annual Meeting”) held on December 11, 2008, the following matters were acted upon by the stockholders of the Company:
1.	The election of five members of the board of directors of the Company to serve for a one-year term; and

2.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
          As of the record date of October 20, 2008, the number of shares of common stock issued, outstanding and eligible to vote was 36,344,320 and the number of shares of Series A Convertible Preferred Stock issued, outstanding and entitled to vote was 3,386,285. Holders of common stock and Series A Convertible Preferred Stock are both entitled to one vote per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of five members of the board of Directors:
Andrew Ruhan	33,314,062.79	470,620	N/A	N/A	N/A
Arthur P. Becker	33,383,515.79	401,167	N/A	N/A	N/A
James Dennedy	32,948,474.79	836,208	N/A	N/A	N/A
Larry Schwartz	32,948,474.79	836,208	N/A	N/A	N/A
Thomas R. Evans	32,948,474.79	836,208	N/A	N/A	N/A
Ratification of Independent Registered Accounting Firm:	33,626,751.79	N/A	124,654	33,277	0
Item 5. Other Information
     During the quarter ended January 31, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2009	NAVISITE, INC.

	By:	/s/ James W. Pluntze James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Amendment No. 1 to Restricted Stock Agreement.

10.2	Form of Director Restricted Stock Agreement Granted under Amended and Restated 2003 Stock Incentive Plan.

10.3	Form of Employee Restricted Stock Agreement Granted under Amended and Restated 2003 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.