Form 10-Q
period 2009-04-30
NAVISITE INC
filed 2009-06-09
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 2, 2009, there were 35,612,544 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2009

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	April 30,	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,889	$3,261
Accounts receivable, less allowance for doubtful accounts of $1,160 and $897 at April 30, 2009 and July 31, 2008, respectively	18,256	18,927
Unbilled accounts receivable	1,804	1,711
Prepaid expenses and other current assets	10,630	11,557

Total current assets	33,579	35,456
Property and equipment, net	33,454	38,141
Intangible assets	23,788	29,290
Goodwill	66,566	66,683
Other assets	4,890	4,258
Restricted cash	1,117	1,885

Total assets	$163,394	$175,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, current portion	$4,980	$6,100
Capital lease obligations, current portion	3,248	3,166
Accounts payable	5,043	7,033
Accrued expenses and other current liabilities	14,631	13,336
Deferred revenue, deferred other income and customer deposits	4,504	4,163

Total current liabilities	32,406	33,798
Capital lease obligations, less current portion	10,450	14,922
Accrued lease abandonment costs, less current portion	159	428
Deferred tax liability	7,095	5,597
Other long-term liabilities	4,941	4,361
Note payable, less current portion	105,895	107,850

Total liabilities	160,946	166,956
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,558 at April 30, 2009 and 3,320 at July 31, 2008	30,005	27,529
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 35,607 at April 30, 2009 and 35,232 at July 31, 2008	356	352
Accumulated other comprehensive (loss) income	(1,279)	253
Additional paid-in capital	485,263	485,086
Accumulated deficit	(511,897)	(504,463)

Total stockholders’ equity (deficit)	(27,557)	(18,772)

Total liabilities and stockholders’ equity (deficit)	$163,394	$175,713

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
Revenue, net	$37,193	$39,249	$114,519	$114,112
Revenue, related parties	88	73	282	220

Total revenue, net	37,281	39,322	114,801	114,332
Cost of revenue, excluding depreciation and amortization and restructuring charge	18,803	21,767	60,496	64,360
Depreciation and amortization	6,016	5,526	17,388	14,928
Restructuring charge	—	—	209	—

Cost of revenue	24,819	27,293	78,093	79,288
Gross profit	12,462	12,029	36,708	35,044
Operating expenses:
Selling and marketing	4,422	4,538	14,683	14,814
General and administrative	6,295	5,530	17,988	16,650
Restructuring charge	—	—	180	—

Total operating expenses	10,717	10,068	32,851	31,464
Income from operations	1,745	1,961	3,857	3,580
Other income (expense):
Interest income	11	38	36	214
Interest expense	(3,608)	(3,179)	(10,411)	(8,845)
Loss on debt extinguishment	—	—	—	(1,651)
Other income (expense), net	2	70	695	547

Loss from continuing operations before income taxes and discontinued operations	(1,850)	(1,110)	(5,823)	(6,155)
Income taxes	(499)	(501)	(1,497)	(1,414)

Loss from continuing operations before discontinued operations	(2,349)	(1,611)	(7,320)	(7,569)
Loss from discontinued operations, net of income taxes	(47)	(106)	(114)	(657)

Net loss	(2,396)	(1,717)	(7,434)	(8,226)
Accretion of preferred stock dividends	(849)	(757)	(2,476)	(1,877)

Net loss attributable to common stockholders	$(3,245)	$(2,474)	$(9,910)	$(10,103)

Basic and diluted net loss per common share:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(0.09)	$(0.07)	$(0.28)	$(0.27)
Loss from discontinued operations, net of income taxes	—	—	—	(0.02)

Net loss attributable to common stockholders	$(0.09)	$(0.07)	$(0.28)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	35,600	35,033	35,466	34,605

Stock-based compensation expense:
Cost of revenue	$285	$227	$976	$1,419
Selling and marketing	112	135	428	563
General and administrative	322	356	1,052	1,245
Restructuring charge	—	—	19	—

Total stock-based compensation expense	$719	$718	$2,475	$3,227

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,	April 30,
	2009	2008
Cash flows from operating activities of continuing operations:
Net loss	$(7,434)	$(8,226)
Loss from discontinued operations	114	657

Loss from continuing operations before discontinued operations	(7,320)	(7,569)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,905	15,472
Mark to market for interest rate cap	91	119
Loss / (Gain) on disposal of assets	12	(1)
Stock based compensation	2,475	3,227
Provision for bad debts	721	308
Deferred income tax expense	1,497	1,414
Loss on debt extinguishment	—	1,651
Changes in operating assets and liabilities:
Accounts receivable	(611)	(1,165)
Unbilled accounts receivable	(176)	(1,072)
Prepaid expenses and other current assets, net	1,619	(6,958)
Long-term assets	(29)	39
Accounts payable	(1,797)	2,558
Long-term liabilities	581	120
Accrued expenses, deferred revenue and customer deposits	2,531	(5,525)

Net cash provided by operating activities of continuing operations	17,499	2,618
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(9,352)	(8,783)
Cash used for acquisitions, net of cash acquired	—	(31,364)
Releases of (transfers to) restricted cash	(79)	8,563
Proceeds from the sale of assets	—	1

Net cash used for investing activities of continuing operations	(9,431)	(31,583)
Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options and warrants	181	1,532
Proceeds from notes payable	3,477	28,881
Repayment of notes payable	(7,365)	(3,686)
Debt issuance costs	(1,184)	(1,112)
Payments on capital lease obligations	(3,216)	(2,842)

Net cash (used for) provided by financing activities of continuing operations	(8,107)	22,773
Cash used for operating activities of discontinued operations	(24)	(571)

Effect of exchange rate changes on cash and cash equivalents	(309)	—

Net (decrease) increase in cash and cash equivalents	(372)	(6,763)
Cash and cash equivalents, beginning of period	3,261	11,701

Cash and cash equivalents, end of period	$2,889	$4,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,295	$8,293
Equipment and leasehold improvements acquired under capital leases	$2,492	$16,950
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$—	$24,873
Accretion of Preferred Stock	$2,476	$1,877
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite”, “the Company”, “we”, “us” or “our”) provides application management, managed hosting solutions and professional services for mid-market organizations. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At April 30, 2009, NaviSite had 16 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Effective May 1, 2009, NaviSite did not renew one if its data center leases thereby reducing the number of data centers to 15. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 6, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. During the third quarter of fiscal 2009, the Company recorded approximately $0.4 million of adjustments to previously recorded estimates, which decreased revenue by approximately $0.1 million and decreased gross margin by approximately $0.3 million or 2.8%. The cumulative effect of these adjustments is deemed immaterial. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2009.
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
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as professional services, installation and hosting services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and generally is recognized ratably over the term of the arrangement.
     (d) Cash and Cash Equivalents and Restricted Cash
     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had restricted cash of $1.9 million as of April 30, 2009 and $1.9 million as of July 31, 2008, including $0.8 million that was classified as short-term in the April 30, 2009 Condensed Consolidated Balance Sheet and is included in “Prepaid expenses and other current assets”. At April 30, 2009, restricted cash consists of cash collateral requirements for standby letters of credit associated with several of the Company’s facility and equipment leases.
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

     The Company reviews the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is generally done in the fourth fiscal quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its fair value. Impairment losses are recognized in operations. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.
     (g) Concentration of Credit Risk
     Our financial instruments include cash, accounts receivable, obligations under capital leases, a debt agreement, derivative instruments, preferred stock, accounts payable, and accrued expenses. Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers across many industries that comprise our customer base. No customer accounted for more than 5% of total revenues for the nine months ended April 30, 2009 or more than 5% of total accounts receivable balance as of April 30, 2009.
     (h) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period of time from transactions and other events and circumstances from non-owner sources. The Company records the components of comprehensive income (loss), comprised of foreign currency translation adjustments, in the Condensed Consolidated Balance Sheets as a component of Stockholders’ Deficit, “Accumulated other comprehensive income (loss).” For the three and nine months ended April 30, 2009, comprehensive loss totaled approximately $2.3 million and $9.0 million, respectively. For the three and nine months ended April 30, 2008, comprehensive loss totaled approximately $1.8 million and $8.3 million, respectively.
     (i) Advertising Costs
     The Company charges advertising costs to expense in the period incurred. Advertising expense for the three and nine months ended April 30, 2009 were approximately $113,000 and $321,000, respectively. Advertising expense for the three and nine months ending April 30, 2008 were approximately $85,000 and $398,000, respectively.
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

     The Company’s current practice is to grant all options with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three and nine months ended April 30, 2009, the Company issued stock options for the purchase of approximately 0.2 million and 0.7 million shares of common stock at a weighted average exercise price per share of $0.39 and $1.37, respectively. During the three and nine months ended April 30, 2008, the Company issued stock options for the purchase of approximately 0.3 million and 1.7 million shares of common stock at a weighted average exercise price per share of $3.26 and $6.63, respectively.
     The fair value of each option issued under the 2003 Plan is estimated on the date of grant using the Black-Scholes Model, based upon the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Expected life (years)	3.0	2.5	2.6	2.5
Expected volatility	102.35%	79.36%	87.44%	83.07%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.31%	2.17%	1.67%	3.49%
     Stock-based compensation expense related to stock options recognized in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$240	$189	$813	$1,381
Selling and marketing	93	115	353	543
General and administrative	128	138	402	771

Total	$461	$442	$1,568	$2,695

     Non-vested Shares
     In April 2009, the Company granted 200,000 non-vested shares to a certain executive under the 2003 Plan, at a weighted average grant date fair value of $0.44. These non-vesting shares carry restrictions as to resale which lapse over time as to 25% of the original number of shares on the sixth month anniversary of the grant date and, thereafter, in equal amounts monthly over the three year period commencing on the sixth month anniversary of the grant date, provided that the holder is employed on each such vesting date.
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
     In August 2008, the Company granted approximately 0.8 million non-vested shares of common stock to certain executives under the 2003 Plan, at a weighted average grant date fair value of $3.29 per share. The grant date fair value of the non-vested shares was determined using Monte Carlo simulations allowing for the incorporation of market based hurdles. These shares are subject to certain vesting criteria: (i) for the first third of the shares, 50% vests upon the Company exceeding a market capitalization of $182,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (ii) for the second third of the shares, 50% vests upon the company exceeding a market capitalization of $232,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter, (iii) for the final third of the shares, 50% vests upon the Company exceeding a market capitalization of $282,330,695 for 20 consecutive trading days and the remaining 50% of such one third vests on the one year anniversary thereafter. A participant will only vest in such shares if he or she is employed by the Company on a vesting date. If the vesting criteria is not met at the tenth anniversary of the grant date all unvested shares shall automatically be forfeited to the Company. Compensation expense is being recognized over the derived service period.

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
     The following table summarizes stock based compensation expense related to non-vested shares under SFAS 123(R) for the three and nine months ended April 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$25	$—	$105	$—
Selling and marketing	13	—	47	—
General and administrative	187	201	643	457

Total	$225	$201	$795	$457

     The non-vested shares are excluded from our issued and outstanding share amounts presented in our Condensed Consolidated Balance Sheet at April 30, 2009.
Employee Stock Purchase Plan (“ESPP”)
     Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase the Company’s common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. During the nine months ended April 30, 2009, the Company issued 0.2 million shares under the ESPP at a price of $0.34. During the nine months ended April 30, 2008, the Company did not issue any shares under the ESPP.
     Compensation expense for the ESPP is recognized over the offering period. The following table summarizes stock based compensation expense related to the ESPP under SFAS 123R for the three and nine months ended April 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Cost of revenue	$20	$38	$64	$38
Selling and marketing	6	20	28	20
General and administrative	7	17	20	17

Total	$33	$75	$112	$75
			-

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Common stock options	—	1,280,363	113,079	2,258,111
Common stock warrants	1,169,090	1,196,700	1,188,695	1,201,832
Non-vested stock	88,835	—	194,233	158,339
Series A Convertible Preferred Stock	3,616,758	3,290,646	3,616,758	3,290,646
Employee Stock Purchase Plan	10,665	—	284,375	19,212

Total	4,885,348	5,767,709	5,397,140	6,928,140

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s interest rate derivatives required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of April 30, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Interest Rate Derivatives	—	$37,000	—	$37,000

	—	$37,000	—	$37,000

Interest Rate Derivatives: The initial fair values of these instruments were determined by our counterparties and we continue to value these securities based on quotes from our counterparties. Our interest rate derivative is classified within Level 2 as the valuation inputs are based on quoted prices and market observable date. The change in fair value for the three and nine months ended April 30, 2009 and 2008, was a loss of approximately $30,000 and $91,000, and $2,000 and $119,000, respectively.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company has evaluated the impact that the adoption of SFAS 161 will have on it’s consolidated financial position or results of operations and does not believe it will have a material impact.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 was adopted by the Company beginning February 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.
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

     (4) Discontinued Operations
     In August 2007, the Company launched America’s Job Exchange (“AJE”), an employment services web site. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment services site utilizing an advertising revenue and premium enhanced services model. In August 2007, the Company determined that AJE is not core to its business and pursuant to a plan developed in August 2007, the Company is actively seeking to dispose of AJE and, accordingly, the results of its operations, its assets and liabilities and its cash flows have been presented as discontinued operations in these condensed consolidated financial statements. The Company expects that AJE will be disposed of during fiscal year 2009. Subsequent to disposal, the Company does not expect to have any on-going involvement in the operations of AJE. Operating results related to AJE for the three and nine months ended April 30, 2009 and 2008 were as follows (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Revenue	$344	$60	$1,007	$108

Cost of revenues	143	101	381	572
Depreciation and amortization	30	29	88	86

Total cost of revenues	173	130	469	658

Gross profit (loss)	171	(70)	538	(550)
Operating expenses:
Selling and marketing	218	36	652	107

Loss from discontinued operations before income taxes	(47)	(106)	(114)	(657)
Income taxes	—	—	—	—

Loss from discontinued operations, as reported	$(47)	$(106)	$(114)	$(657)

     The recorded assets and liabilities of AJE at April 30, 2009 and July 31, 2008 were not material.
     (5) Restructuring Charge
     During fiscal year 2009, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million.
     The following is a roll forward of the restructuring accrual as of April 30, 2009:

(In thousands)
Restructuring accrual balance at July 31, 2008	$—
Restructuring and other related charges	476
Cash payments and other settlements	(421)
Other adjustments	(55)

Restructuring accrual balance at April 30, 2009	$—

     As of April 30, 2009 there was no further obligation. The Company adjusted the initial restructuring charge to reflect the reduction of future payments of $55,000 due under this plan.

(6) Property and Equipment
     Property and equipment at April 30, 2009 and July 31, 2008 are summarized as follows:

	April 30,	July 31,
	2009	2008
	(In thousands)
Office furniture and equipment	$4,188	$4,522
Computer equipment	74,477	68,968
Software licenses	15,634	15,270
Leasehold improvements	24,137	26,981

	118,436	115,741
Less: Accumulated depreciation and amortization	(84,982)	(77,600)

Property and equipment, net	$33,454	$38,141

     The estimated useful lives of our fixed assets are as follows: office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or life of the license; and leasehold improvements, lesser of the lease term or the asset’s estimated useful life.
(7) Goodwill and Intangible Assets

(In thousands)
Goodwill balance at July 31, 2008	$66,683
Adjustments to goodwill	(117)

Goodwill balance at April 30, 2009	$66,566

     Goodwill was adjusted during the nine months ending April 30, 2009, reflecting the finalization of purchase accounting reserves made within one year of the acquisition date.
     Intangible assets, net consisted of the following:

	April 30, 2009 (In thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(25,972)	$13,698
Customer contract backlog	14,600	(6,988)	7,612
Developed technology	3,140	(1,371)	1,769
Vendor contracts	700	(557)	143
Trademarks	670	(192)	478
Non-compete agreements	206	(118)	88

Intangible assets, net	$58,986	$(35,198)	$23,788

	July 31, 2008 (In thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer lists	$39,670	$(23,400)	$16,270
Customer contract backlog	14,600	(4,845)	9,755
Developed technology	3,140	(966)	2,174
Vendor contracts	700	(314)	386
Trademarks	670	(105)	565
Non-compete agreements	206	(66)	140

Intangible assets, net	$58,986	$(29,696)	$29,290

     Intangible asset amortization expense for the three and nine months ended April 30, 2009 and 2008 aggregated $1.8 million and $5.5 million and $2.1 million and $6.1 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

     The amount reflected in the table below for fiscal year 2009 includes year to date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2009	$7,198
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2009	2008
	(In thousands)
Accrued payroll, benefits and commissions	$4,865	$4,561
Accrued accounts payable	2,875	3,256
Accrued litigation settlement	2,177	—
Accrued interest	1,362	1,367
Accrued lease abandonment costs, current portion	420	857
Accrued sales/use, property and miscellaneous taxes	342	599
Accrued legal	336	229
Other accrued expenses and current liabilities	2,254	2,467

	$14,631	$13,336

     Accrued litigation settlement of $2,177 relates to the Alabanza Class Actions litigation settlement to be paid by the Company’s insurance carrier. A corresponding balance was recorded as other accounts receivable in the April 30, 2009 Condensed consolidated balance sheet and is include in “Prepaid expenses and other current assets” (See Note 11).
(9) Debt
     Debt consists of the following:

	April 30,	July 31,
	2009	2008
	(In thousands)
Total Debt	$110,875	$113,950
Less other notes payable	171	—

Total Term Loan and Revolver	110,704	113,950
Less current portion Term Loan and Revolver	4,809	6,100

Long-term Term Loan	$105,895	$107,850

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
     At April 30, 2009 the Company was in compliance with its financial covenants of leverage, fixed charges and annual capital expenditures.
     At April 30, 2009, $110.7 million was outstanding under the Amended Credit Agreement of which $4.5 million was outstanding under the Revolver.

(10) Derivative Instruments
     In May 2006, the Company purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the debt owed to Silver Point Finance LLC (the “Silver Point Debt”). The Company paid approximately $320,000 to lock in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt, the Company maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007 (see Note 9), the Company purchased a second interest rate cap totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March 2009, the Company amended the interest rate cap previously purchased to increase the notional amount by $3.0 million to $13.0 million. As of April 30, 2009 the fair value of these interest rate derivatives (representing a notional amount of approximately $54.3 million at April 30, 2009) was approximately $37,000 which is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets. The change in fair value for the three and nine months ended April 30, 2009 and 2008, was a loss of approximately $30,000 and $91,000, and $2,000 and $119,000, respectively. The change in fair value was charged to “Other income, net” in the accompanying Condensed Consolidated Statements of Operation. See Note 2(o) for the Company’s accounting policy for derivative instruments.
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
     During the nine months ended April 30, 2009, we recorded no lease impairment accruals.
     Details of activity in the lease exit accrual by geographic region for the nine months ended April 30, 2009 are as follows (in thousands):

	Balance	Payments, less	Balance
Lease Abandonment	July 31,	accretion of	April 30,
Costs for:	2008	interest	2009
Andover, MA	$262	$(79)	$183
Chicago, IL	250	(206)	44
Houston, TX	113	(113)	—
Syracuse, NY	21	(18)	3
Santa Clara, CA	77	(67)	10
Herndon, VA	56	(17)	39
Minneapolis, MN	506	(206)	300

	$1,285	$(706)	$579

     Minimum annual rental commitments under operating leases and other commitments are as follows as of April 30, 2009:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/Long-term debt	$110,875	$4,980	$1,081	$1,081	$1,081	$102,652	$—
Interest on debt(a)	42,992	11,987	9,971	9,871	9,774	1,389	—
Capital leases(a)	21,727	4,920	2,990	2,092	2,049	2,049	7,627
Bandwidth commitments	1,910	1,758	152	—	—	—	—
Property leases(a) (b) (c) (d)	75,456	11,050	8,820	8,630	8,667	8,373	29,916

Total	$252,960	$34,695	$23,014	$21,674	$21,571	$114,463	$37,543

(a)	Interest on debt assumes LIBOR is fixed at 3.15% and that Company’s leverage ratio drops below 3:1 as of January 2010, resulting in a 2% interest rate decrease. The 2% accruing payment-in-kind interest will be paid in full at the end of the loan term.

Future commitments denominated in foreign currency are fixed at the exchange rate as of April 30, 2009.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. (see Note 13). The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of April 30, 2009.
     Total bandwidth expense was $1.1 million and $3.6 million for the three and nine months ended April 30, 2009, respectively. Total bandwidth expense was $1.4 million and $4.4 million for the three and nine months ended April 30, 2008, respectively.
     Total rent expense for property leases was $3.3 million and $9.9 million for the three and nine months ended April 30, 2009, respectively. Total rent expense for property leases was $3.3 million and $9.7 million for the three and nine months ended April 30, 2008, respectively.
     With respect to the property lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At April 30, 2009, the Company had restricted cash of approximately $1.9 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
     (b) Legal Matters
IPO Securities Litigation
In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing, in connection with the renewed class certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the

Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriters was submitted to the Court for preliminary approval (the “Proposed Global Settlement”). Pursuant to the Proposed Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro rata share of the settlement consideration would be fully funded by insurance. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, and a “fairness” hearing will be held so the Court can determine whether the settlement should be approved.
     There can be no assurance that the Proposed Global Settlement will receive the Court’s approval, or will be implemented in its current form. We believe that the allegations against us in the IPO Securities Litigation are without merit and if the Proposed Global Settlement is not approved and the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, and because the settlement approval is at a preliminary stage, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss were held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. On March 12, 2009, the Court entered an order granting the motion to dismiss filed by the Issuer Defendants and the Underwriter Defendants. Specifically, the Court dismissed the claims brought by the plaintiff against the Issuer Defendants and the Underwriter Defendants without prejudice (which means the claims against them cannot be re-filed).
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
     On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise and Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009 the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement. The settlement provides for a payment to each Alabanza customer of four times their respective minimum monthly recurring fee, with a total maximum liability of $1.7 million, plus attorneys fees and incentive fees. After a May 8, 2009 hearing, the District Court issued an order granting final approval of the settlement. We have recorded a current liability of approximately $2.2 million related to this litigation matter and a related other current asset of $2.2 million reflecting our insurance company’s obligation to fund this settlement. The insurance company has funded the escrow account for which payments will be made under this settlement.
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

     (12) Income Tax Expense
     The Company recorded $0.5 million and $0.5 million of deferred income tax expense during the three months ended April 30, 2009 and 2008, respectively. The Company recorded $1.5 million and $1.4 million of deferred income tax expense during the nine months ended April 30, 2009 and 2008, respectively. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense results from tax goodwill amortization related to the acquisitions of Surebridge, Inc., AppliedTheory Corporation, netASPx, Alabanza, LLC and iCommerce, Inc. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
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
(13) Related Party Transactions
     During the three and nine months ended April 30, 2009 and 2008, respectively, the Company generated revenue from three related parties, ClearBlue Technologies (UK) Limited, and two separate entities who are affiliated with our Chief Executive Officer, totaling approximately $88,000 and $282,000, and $73,000 and $220,000, respectively. As of April 30, 2009, the net amount due from Clearblue Technologies (UK) Limited was not significant and the amount owed from the remaining two related parties totaled approximately $0.1 million. ClearBlue Technologies (UK) Limited is controlled by the Company’s Chairman of the Board of Directors.
     In May 2008, our subsidiary, NaviSite Europe Limited, entered into an agreement with an non-related customer to provide data recovery services. This agreement was then subsequently amended in July 2008 to include Sentrum (Rugby) Limited (“Sentrum”), a related party, allowing Sentrum to provide services under this agreement. In April 2009, NaviSite and Sentrum entered into an agreement whereby NaviSite assigned to Sentrum and Sentrum assumed from NaviSite all obligations under the non-related party agreement. Under this agreement, Sentrum agreed to pay NaviSite an annual finder’s fee. During the three months ended April 30, 2009 NaviSite recognized $12,000 in other income related to this finder’s fee. Prior to NaviSite’s assignment of the agreement, NaviSite was responsible to perform various professional services for the non-related customer and outsourced these services to Sentrum. As a result, NaviSite incurred costs of $147,000 with Sentrum. Our Chairman of the Board of Directors has a financial interest in Sentrum (Rugby) Limited.
     On February 4, 2008, our subsidiary, NaviSite Europe Limited, with the Company as guarantor, entered into a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data center space located in Watford, Hertfordshire, England (the Data Center”) with Sentrum III Limited. The Lease has a ten year term. NaviSite Europe Limited and the Company are also parties to a Services Agreement with Sentrum Services Limited for the provision of services within the data center. At April 30, 2009, the Company had capital lease obligations totaling $10.2 million related to equipment under the lease agreements. During the three and nine months ended April 30, 2009, the Company paid $0.5 million and $1.7 million under these arrangements. Our Chairman of the Board of Directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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

(14) Subsequent Event
     On May 22, 2009, the Company received notice from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for continued listing on the Nasdaq Capital Market. Under the terms of the exception, on or before August 24, 2009, the Company must evidence its compliance with Nasdaq Listing Rule 5550(b) (the “Rule”).
     As the Company previously disclosed, on November 6, 2008, the Company received notice from the Nasdaq Listing Qualifications Staff (the “Staff”) that the Company was not in compliance with the Rule, which requires the Company to have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company is planning to regain compliance with the Rule through execution of a strategic plan that includes potential divestiture of co-location assets, a reduction of its overall debt burden, and an increased focus on the core managed hosting, application management and enterprise cloud solutions.
     In the event that the Company is unable to regain compliance with the Rule by August 24, 2009, the Panel will issue a final determination to delist the Company’s common stock, and, unless the Nasdaq Listing and Hearings Review Counsel issues a stay, will suspend trading of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A. “Risk Factors”, in our annual report on Form 10-K under Item 1A. “Risk Factors” and in our quarterly reports on Form 10-Q under Item 1A. “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
     Our services include:
     Enterprise Hosting Services
•	Platform as a Service — Hardware and software support delivered from one of our 15 data centers. Services include dedicated and virtualized hosting, business continuity and disaster recovery, connectivity, content distribution, database administration and performance tuning, hardware management, monitoring, network management, security management, server and operating system management and storage management.

•	Software as a Service (“SaaS”) — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs who offer their software in an on-demand or subscription model.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with back-up power generation and network connectivity options.

          Application Services
•	ERP Application and Messaging Management Services — Customer defined services for specific packaged applications.

•	Applications include:

•	Oracle e-Business Suite

•	PeopleSoft Enterprise

•	Siebel

•	JD Edwards

•	Hyperion

•	Lawson

•	Kronos

•	Microsoft Dynamics

•	Microsoft Exchange

•	Lotus Notes
     Services include implementation, upgrade support, monitoring, diagnostics, problem resolution and functional end-user support.
•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrade support for third party ERP applications we support.

•	Custom Development Services — Planning, implementation, optimization and enhancement for custom applications that we or our customers have developed.
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
     We provide our services from a global platform of 13 data centers in the United States, two in the United Kingdom and a Network Operations Center (“NOC”) in India. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce footprint in the data center, are favorable to NaviSite’s services-oriented offerings as compared with traditional co-location or managed hosting providers. Our services combine our developed infrastructure with established processes and procedures for delivering hosting and application management services. Our high availability infrastructure, high performance monitoring systems, and proactive and collaborative problem resolution and change management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.
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
Results of Operations for the Three and Nine Months Ended April 30, 2009 and 2008
     The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Revenue, net	99.8%	99.8%	99.8%	99.8%
Revenue, related parties	0.2%	0.2%	0.2%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization and restructuring charge	50.4%	55.4%	52.7%	56.3%
Depreciation and amortization	16.1%	14.0%	15.1%	13.1%
Restructuring Charge	—	—	0.2%	—

Total cost of revenue	66.5%	69.4%	68.0%	69.4%
Gross profit	33.5%	30.6%	32.0%	30.6%
Operating expenses:
Selling and marketing	11.8%	11.5%	12.8%	13.0%
General and administrative	16.9%	14.1%	15.6%	14.5%
Restructuring charge	—	—	0.2%	—

Total operating expenses	28.7%	25.6%	28.6%	27.5%

Income from operations	4.8%	5.0%	3.4%	3.1%
Other income (expense):
Interest income	0.0%	0.1%	0.0%	0.2%
Interest expense	(9.7)%	(8.1)%	(9.1)%	(7.7)%
Loss on debt extinguishment	—	—	—	(1.5)%
Other income (expense), net	0.0%	0.2%	0.6%	0.5%

Loss from continuing operations before income taxes and discontinued operations	(4.9)%	(2.8)%	(5.1)%	(5.4)%
Income taxes	(1.3)%	(1.3)%	(1.3)%	(1.2)%

Loss from continuing operations before discontinued operations	(6.2)%	(4.1)%	(6.4)%	(6.6)%

Discontinued operations, net of income taxes	(0.1)%	(0.3)%	(0.1)%	(0.6)%

Net loss	(6.3)%	(4.4)%	(6.5)%	(7.2)%
Accretion of preferred stock dividends	(2.3)%	(1.9)%	(2.1)%	(1.6)%

Net loss attributable to common stockholders	(8.6)%	(6.3)%	(8.6)%	(8.8)%

Comparison of the Three and Nine Months Ended April 30, 2009 and 2008
Revenue
     We derive our revenue from managed IT services, including hosting, co-location and application services comprised of a variety of service offerings and professional services, to mid-market companies and organizations, including mid-sized companies, divisions of large multi-national companies and government agencies.
     Total revenue for the three months ended April 30, 2009 decreased 5.2% to approximately $37.3 million from approximately $39.3 million for the three months ended April 30, 2008. The revenue decline of approximately $2.0 million was mainly due to a $4.2 million reduction in professional services revenues offset by an increase of $2.2 million in revenue from the Company’s enterprise hosting and application services due to increased sales to new and existing customers which included a reduction of approximately $1.2 million due to changes in foreign currency rates. Revenue from related parties during the three months ended April 30, 2009 and 2008 totaled $88,000 and $73,000, respectively.
     Total revenue for the nine months ended April 30, 2009 increased 0.4% to approximately $114.8 million from approximately $114.3 million for the nine months ended April 30, 2008. The overall revenue growth of approximately $0.5 million in revenue was mainly due to increased sales to new and existing NaviSite customers and the inclusion of a full nine months of revenue from acquisitions made during the same period in the prior year. The Company’s enterprise hosting and application services revenues increased $9.4 million due to increased sales to new and existing customers and the inclusion of a full nine months of revenue from acquisitions. The hosting and application services increase in the nine months ending April 30, 2009 as compared to the same period in the prior year reflects a $2.9 million reduction in revenue due to changes in foreign exchange rates. The increase in hosting and application services revenue was partially offset by declining professional services revenues of $8.9 million in the current year as compared to the prior year due to lower sales of these types of services. Revenue from related parties during the nine months ended April 30, 2009 and 2008 totaled $282,000 and $220,000, respectively.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended April 30, 2009 decreased approximately 9.1% to $24.8 million during the three months ended April 30, 2009 from approximately $27.3 million during the three months ended April 30, 2008. As a percentage of revenue, total cost of revenue decreased to 66.5% during the three months ended April 30, 2009 from 69.4% during the three months ended April 30, 2008. The overall decrease of approximately $2.5 million was primarily due to a decrease of $1.9 million in salary related expenses, lower external consulting expenses related to lower professional services revenue of $0.8 million, decrease of $0.4 million in telecommunication and bandwidth costs, a decrease of $0.4 million of amortization expense and a decrease of $0.1 million of non-billable travel expenses. The net decrease of $3.6 million is partially offset by increased facilities related expense including rent, utilities and depreciation expense of approximately $0.9 million, and increased software and hardware maintenance and licensing costs of approximately $0.2 million.
     Total cost of revenue for the nine months ended April 30, 2009 decreased approximately 1.5% to $78.1 million during the nine months ended April 30, 2009 from approximately $79.3 million during the nine months ended April 30, 2008. As a percentage of revenue, total cost of revenue decreased to 68.0% during the nine months ended April 30, 2008 from 69.4% during the nine months ended April 30, 2008. The overall decrease of approximately of $1.2 million was primarily due to lower salary related expenses of approximately $4.4 million during the period, lower external consulting expenses related to lower professional services revenue of $1.1 million, lower telecommunication and bandwidth costs of $0.9 million, a decrease of $0.7 million of amortization expense and $0.7 million of non-billable travel expenses and acquisition costs incurred in the prior year. These cost reductions of approximately $7.8 million were partially offset by increased depreciation expense of approximately $3.2 million, increased facilities related expense including rent and utilities of approximately $2.7 million, and increased software and hardware maintenance and licensing costs of approximately $0.7 million.
     During fiscal year 2009, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in Cost of Revenue.
     Gross profit for the three months ended April 30, 2009 was approximately $12.5 million, an increase of approximately $0.5 million or 3.6% from a gross profit of approximately $12.0 million for the three months ended April 30, 2008. Gross profit increased to 33.5% of total revenue for the three months ended April 30, 2009 as compared to 30.6% of total revenue for the three months ended April 30, 2008. Gross profit was positively impacted during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008, mainly due to the cost reductions noted above.
     Gross profit of approximately $36.7 million for the nine months ended April 30, 2009 increased approximately $1.7 million, or 4.7%, from a gross profit of approximately $35.0 million for the nine months ended April 30, 2008. Gross profit for the nine months ended April 30, 2009 represented 32.0% of total revenue, compared to 30.6% of total revenue for the nine months ended April 30, 2008. Gross profit was positively impacted during the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008, mainly due to the cost reductions and increased revenues noted above.
Operating Expenses
     Selling and Marketing. Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as traveling, advertising, product literature, trade shows, and marketing and direct mail programs.
     Selling and marketing expense decreased 2.6% to approximately $4.4 million, or 11.8% of total revenue, during the three months ended April 30, 2009 from approximately $4.5 million, or 11.5% of total revenue, during the three months ended April 30, 2008. The decrease of approximately $0.1 million resulted primarily from a decline in salary and related headcount expenses of $0.5 million and travel expenses of approximately $0.1 million offset by increased commission and partner referral fees of approximately $0.4 million and marketing and advertising related expenses of $0.1 million.
     Selling and marketing expense decreased $0.1 million or 0.9% to approximately $14.7 million during the nine months ending April 30, 2009 as compared to approximately $14.8 million, during the nine months ended April 30, 2008. Increases of approximately $0.5 million in commission expense and $0.4 million in partner referral fees were offset by a decrease of approximately $0.6 million in salary and related headcount expenses and a decrease of approximately $0.4 million in travel related expenses.
     General and Administrative. General and administrative expense includes the costs of financial, human resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased 13.8% to approximately $6.3 million, or 16.9% of total revenue, during the three months ended April 30, 2009 from approximately $5.5 million, or 14.1% of total revenue, during the three months ended April 30, 2008. The increase of approximately $0.8 million was primarily attributable to an increase in legal fees of approximately $0.6 million, an increase in bad debt expense of approximately $0.3 million, and an increase in recruiting fees of $0.1 million. This increase of $1.0 million was partially offset by lower salary related expenses of approximately $0.2 million.

     General and administrative expense increased 8.0% to approximately $18.0 million, or 15.6% of total revenue, during the nine months ended April 30, 2009 from approximately $16.7 million, or 14.5% of total revenue, during the nine months ended April 30, 2008. The mix of expenses changed such that there was an increase in legal fees of approximately $1.1 million, an increase in utilities expense of approximately $0.4 million, increased bank related fees of $0.3 million and increased bad debt expense of $0.4 million. The increased expenses of $2.2 million were partially offset by lower salary related expenses of approximately $0.6 million and other professional services of $0.3 million.
Operating Expenses — Restructuring Charge
     During fiscal year 2009, the Company initiated the restructuring of its professional services organization in an effort to realign resources. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in Operating Expenses.
     No impairment, restructuring, or other charges were recorded during the nine months ended April 30, 2008.
Interest Income
     During the three and nine months ended April 30, 2009, interest income decreased approximately $27,000 and $178,000, respectively, as compared to the three and nine months ended April 30, 2008. The decreases were mainly due to lower levels of average cash balances during the three and nine months ended April 30, 2009 compared to the same periods in the prior year.
Interest Expense
     During the three and nine months ended April 30, 2009, interest expense increased approximately $0.4 million and $1.6 million, respectively, as compared to the three and nine months ended April 30, 2008. The increases were primarily due to increased rate of interest and higher average outstanding term loan balances during the three and nine months ended April 30, 2009 compared to the three and nine months ended April 30, 2008.
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
Other Income (Expense), Net
     Other income (expense), net was approximately $2,000 during the three months ended April 30, 2009, compared to Other income (expense), net of approximately $70,000 during the three months ended April 30, 2008. The Other income (expense), net recorded during the three months ended April 30, 2009 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt.
     Other income (expense), net was approximately $0.7 million during the nine months ended April 30, 2009, compared to Other income (expense), net of approximately $0.5 million during the nine months ended April 30, 2008. The Other income (expense), net recorded during the nine months ended April 30, 2009 is primarily attributable to sublease income and gains and losses from our interest rate cap protection related to our long-term debt, a gain due to the resolution of an acquired liability and a gain of $0.3 million in foreign currency fluctuation during the nine months ended April 30, 2009.
Income Tax Expense
     The Company recorded $0.5 million and $0.5 million of deferred income tax expense during the three months ended April 30, 2009 and 2008, respectively. The Company recorded $1.5 million and $1.4 million of deferred income tax expense during the nine months ended April 30, 2009 and 2008, respectively. No income tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense primarily resulted from tax goodwill amortization related to the acquisitions of Surebridge and Alabanza, the acquisition of AppliedTheory Corporation by ClearBlue Technologies Management, Inc. and the carry-over amortization of goodwill resulting from the acquisition of netASPx. Acquired goodwill for these acquisitions is amortizable for tax purposes over fifteen years. For financial statement purposes, goodwill is not amortized but is tested for impairment when evidence of impairment may exist, but at least annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired, written off or the underlying assets are sold by the Company. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net operating loss carryforwards which expire within a definite period.
Discontinued Operations
     The discontinued operations relates to the Company’s employment services operation called America’s Job Exchange (“AJE”). During fiscal year 2008, the Company made the determination that AJE was not core to our business and is actively looking to dispose of this asset.
     During the three and nine months ended April 30, 2009 the Company’s loss from discontinued operations was $47,000 and $114,000, respectively, as compared to a loss of $106,000 and $657,000 for the three and nine months ended April 30, 2008. The loss from discontinued operations decrease during the period was due to increased revenue attributed to AJE.
Liquidity and Capital Resources
     As of April 30, 2009, our principal sources of liquidity included cash and cash equivalents of $2.9 million and a revolving credit facility of $10.0 million provided under our Amended Credit Agreement ($5.5 million available at April 30, 2009). Our current assets, including cash and cash equivalents of $2.9 million, were approximately $1.1 million greater than current liabilities for the period, giving us a positive working capital position at April 30, 2009.
     The total net change in cash and cash equivalents for the nine months ended April 30, 2009 was a decrease of $0.4 million. The primary uses of cash during the nine months ended April 30, 2009 included $9.4 million for purchases of property and equipment, approximately $10.6 million in repayments of notes payable and capital lease obligations, and $1.2 million in debt issuance costs. Our primary sources of cash during the nine months ended April 30, 2009 were $17.5 million generated from operations and $3.5 million in borrowings on notes payable.
     During fiscal year 2008, the Company entered into a deposit agreement to secure additional data center space in the United Kingdom, totaling $5.0 million. This deposit was returned during the nine months ended April 30, 2009.
     Our revolving credit facility with our lending group allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either the LIBOR Rate plus 8% or the Base Rate, as defined in the credit agreement, plus 7%, at the Company’s option. Interest rates include 2% paid-in-kind (“PIK”) interest until the Consolidated Leverage Ratio, as defined, has been lowered to 3:1. Minimum LIBOR was fixed at 3.15% and LIBOR interest becomes due and is payable quarterly in arrears. At April 30, 2009, the Company had $4.5 million outstanding on the revolving credit facility.
     The Company believes that it has sufficient liquidity to support its operations over the remainder of the fiscal year with its cash resources and committed lines of credit as of April 30, 2009. At April 30, 2009, the Company was in compliance with its financial covenants of leverage, fixed charges and annual capital expenditures.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company has evaluated the impact that the adoption of SFAS 161 will have on its consolidated financial position or results of operations and does not believe it will have a material impact.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151,” (“SFAS 160”), which requires non-controlling interests (previously referred to as minority interest) to be treated as a separate component of equity, not as a liability as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 was adopted by the Company beginning February 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2009, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/Long-term debt	$110,875	$4,980	$2,162	$103,733	$—
Interest on debt(a)	42,992	11,987	19,842	11,163	—
Capital leases(a)	21,727	4,920	5,082	4,098	7,627
Bandwidth commitments	1,910	1,758	152	—	—
Property leases(a) (b) (c) (d)	75,456	11,050	17,450	17,040	29,916

Total	$252,960	$34,695	$44,688	$136,034	$37,543

(a)	Interest on debt assumes LIBOR is fixed at 3.15% and that Company’s leverage ratio drops below 3:1 as of January 2010, resulting in a 2% interest rate decrease. The 2% accruing payment-in-kind interest will be paid in full at the end of the loan term.

Future commitments denominated in foreign currency are fixed at the exchange rate as of April 30, 2009.

(b)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(c)	On February 9, 2005, the Company entered into an Assignment and Assumption Agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000 square feet sublease.

(d)	In July 2008, the Company entered into a lease agreement for approximately 11,000 square feet of data center space in the U.K. The Company has not yet accepted delivery of the data center and therefore the future committed property lease amounts are not reflected as of April 30, 2009.
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions and generally do not require collateral or other security against trade receivables. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer credit-worthiness (including the customer’s financial performance and their business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve for 20% of the balance over 90 days old (based on invoice date) and 1% — 2% of all other customer balances. Historically, the Company’s estimates have been consistent with actual results. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $60,000 to $120,000 decrease to income from continuing operations.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our estimates of the Company’s reporting unit(s)’ projected performance for purposes of impairment testing differ materially from actual future results, the Company may record impairment changes in the future and our operating results may be adversely affected. The Company completed its annual impairment review of goodwill as of July 31, 2008 and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At April 30, 2009 and July 31, 2008, the carrying value of goodwill and other intangible assets totaled $90.4 million and $96.0 million, respectively.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine month periods ended April 30, 2009 and 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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

     Impairment costs. The Company generally records impairments related to underutilized real estate leases. Generally, when it is determined that a facility will no longer be utilized and the facility will generate no future economic benefit, an impairment loss will be recorded in the period such determination is made. As of April 30, 2009, the Company’s accrued lease impairment balance totaled approximately $0.6 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, management often uses third party real estate professionals to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, the Company’s estimates have been consistent with actual results. A 10% — 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $50,000 to $0.1 million.
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2009 and 2008, respectively, a valuation allowance has been recorded against the gross deferred tax asset since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income then, at that time, management may reduce its valuation allowance accordingly. The Company’s federal, state and foreign net operating loss carryforwards at April 30, 2009 totaled $185.1 million, $185.1 million and $3.1 million, respectively. The utilization of these net operating loss carryforwards may be further limited if the Company has experienced any ownership changes as defined in Section 382 of the Internal Revenue Service Code since September 11, 2002. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $3.7 million for the reporting period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio or entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest rate protection which shall effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. Our interest rate risk at April 30, 2009 was limited mainly to LIBOR on our outstanding term loans under our senior secured credit facility. At April 30, 2009 we had no open derivative positions with respect to our borrowing arrangements. A hypothetical 100 basis point increase in the LIBOR rate would have resulted in an increase of approximate $0.2 million and $0.8 million in our interest expense under our senior secured credit facility for the three and nine months ended April 30, 2009, respectively.

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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
IPO Securities Litigation
     In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001 and July 10, 2001 five purported class action lawsuits seeking monetary damages were filed against us, Joel B. Rosen, our then chief executive officer, Kenneth W. Hale, our then chief financial officer, Robert E. Eisenberg, our then president, and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. The Class Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. At this time, plaintiffs have not specified the amount of damages they are seeking in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006 by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007 petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007 as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing, in connection with the renewed class certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriters was submitted to the Court for preliminary approval (the “Proposed Global Settlement”). Pursuant to the Proposed Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro rata share of the settlement consideration would be fully funded by insurance. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, and a “fairness” hearing will be held so the Court can determine whether the settlement should be approved.
     There can be no assurance that the Proposed Global Settlement will receive the Court’s approval, or will be implemented in its current form. We believe that the allegations against us in the IPO Securities Litigation are without merit and if the Proposed Global Settlement is not approved and the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, and because the settlement approval is at a preliminary stage, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed Issuer Defendants’ Joint Motion to Dismiss the Amended Complaint. On the same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss were held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. On March 12, 2009, the Court entered an order granting the motion to dismiss filed by the Issuer Defendants and the Underwriter Defendants. Specifically, the Court dismissed the claims brought by the plaintiff against the Issuer Defendants and the Underwriter Defendants without prejudice (which means the claims against them cannot be re-filed).
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

     On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against the Company and Alabanza Corporation seeking a class status for the customers who experienced web hosting service interruptions as a result of the Data Migration (the “November Class Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC, NYC Merchandise and Taglogic RFID, Ltd. filed a complaint in the Maryland State Court, Circuit Court for Baltimore against the Company seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class Action Litigation”). The total damages claimed approximate $10.0 million. The January Class Action Litigation was removed to the Court by the Company. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009 the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement. The settlement provides for a payment to each Alabanza customer of four times their respective minimum monthly recurring fee, with a total maximum liability of $1.7 million, plus attorneys fees and incentive fees. After a May 8, 2009 hearing, the District Court issued an order granting final approval of the settlement. The insurance company has funded the escrow account for which payments will be made under this settlement.
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
Item 1A. Risk Factors
     Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2008 and January 31, 2009. The risks described below, in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Our common stock may be delisted from the Nasdaq Stock Market. On November 6, 2008, the Company was notified by the Nasdaq Listings Qualification Staff (the “Staff”) that it was not in compliance with the Nasdaq Listing Rule 5550(b) (the “Rule”), which requires that the Company maintain: (i) stockholders’ equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 22, 2009, the Company received notice from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for continued listing on the Nasdaq Capital Market. Under the terms of the exception, on or before August 24, 2009, the Company must evidence its compliance with the Rule. In the event the Company is unable to regain compliance with the Rule by August 24, 2009, the Panel will issue a final determination to delist the Company’s common stock, and, unless the Nasdaq Listing and Hearing Review Counsel issues a stay, will suspend trading of the Company’s common stock.
     In addition, Nasdaq’s continued listing standards for our common stock require, among other things, that we maintain a closing bid price for our common stock of at least $1.00. Our common stock recently has closed with a bid price of less than $1.00. However, on October 16, 2008, Nasdaq announced that it had temporarily suspended its minimum bid price and market value of public float requirements for continued listing through January 16, 2009 which suspension has been extended through July 19, 2009. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the recent turmoil in the global economy and stock markets. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies.
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
Item 5. Other Information
     During the quarter ended April 30, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 9, 2009	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Offer Letter, dated as of March 27, 2009, effective as of April 3, 2009, by and between the Registrant and R. Brooks Borcherding is incorporated here in by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2009 (File No. 000-27597).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.