Form 10-K
period 2009-07-31
NAVISITE INC
filed 2009-10-27
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended July 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File 000-27597

NaviSite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2137343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Minuteman Road Andover, Massachusetts (Address of principal executive offices)	01810 (zip code)

Registrant’s telephone number, including area code
(978) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of registrant’s common stock held by non-affiliates of the Registrant on January 31, 2009, based upon the closing price of a share of the Registrant’s common stock on such date as reported by the NASDAQ Capital Market:  $7,018,538

On October 19, 2009, the Registrant had outstanding 37,276,771 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2009, which statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2009 ANNUAL REPORT
ON FORM 10-K

		Page
		Number

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure	37
Item 9A.	Controls and Procedures	37
Item 9B.	Other Information	38

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13.	Certain Relationships and Related Transactions and Director Independence	39
Item 14.	Principal Accountant Fees and Services	39

PART IV
Item 15.	Exhibits and Financial-Statement Schedules	39
Signatures		40
Index to NaviSite, Inc., Consolidated Financial Statements		F-1
Ex-10.52 Separation Agreement - Borcherding
Ex-10.53 Offer Letter - Zingale
Ex-10.54 Separation Agreement - Zingale
Ex-10.56 Offer Letter - Martin
Ex-10.57 Separation Agreement - Martin
Ex-10.58 Amendment No.1 to Separation Agreement - Martin
Ex-10.59 Offer Letter - Sabharwal
Ex-10.60 Separation Agreement - Sabharwal
Ex-10.61 Offer Letter - Sinha
Ex-10.62 Amended and Restated Separation Agreement - Sinha
Ex-21 Subsidiaries of the Registrant
Ex-23 Consent of KPMG LLP
Ex-31.1 Section 302 Certification of the Chief Executive Officer
Ex-31.2 Section 302 Certification of the Chief Financial Officer
Ex-32.1 Section 906 Certification of the Chief Executive Officer
Ex-32.2 Section 906 Certification of the Chief Financial Officer

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” and “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis, judgment, belief or expectation only as of the date hereof. Investors are warned that actual results may differ materially from our expectations. We undertake no obligation to publicly reissue or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. All logos and company and product names may be trademarks or registered trademarks of their respective owners.

Item 1.	Business

Our Business

NaviSite is a global information-technology (“IT”) provider of enterprise-hosting and application services. We help more than 1,400 customers reduce the cost and complexity of IT, increase their service levels, free IT resources and focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions. Our goal is to be the leading provider for cloud-enabled enterprise-hosting and managed-application services by leveraging our deep knowledge, experience, technology platform, commitment to flexibility and responsiveness to our customers.

Our core competencies are to provide complex enterprise-hosting solutions, customized managed-application services and remote operations services. Our suite of managed applications includes Oracle e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards, Hyperion, Lawson, Kronos, Lotus Domino and Microsoft Dynamics, including Exchange email services. By managing application and infrastructure and providing comprehensive services, we are able to address the key challenges faced by IT organizations today:  increasing complexity, pressures on capital and operating expenses and declining or limited resources.

We provide our services from a global platform of 13 data centers in the United States and two in the United Kingdom, totaling approximately 200,000 square feet of usable space, and a primary network operations center, or NOC, in India and secondary NOC support based out of Andover, Massachusetts. Using this platform, we leverage innovative and scalable uses of technology, including shared components and virtualization, along with the subject-matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs. Combining our technology, domain expertise and competitive fixed-cost infrastructure, we can offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.

In addition to delivering enterprise hosting and application services, we are able to leverage our infrastructure and application-management platform, NaviViewtm, to deliver our partners’ software on demand and thereby provide an alternative to the traditional licensing of software. As the platform provider for an increasing number of independent software vendors (“ISVs”) and providers of software-as-a-service (“SaaS”), we enable solutions and services to a diverse, growing customer base. We have adapted our infrastructure and platform by incorporating virtualization technologies to provide services specific to the needs of our customers in order to increase our market share.

We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce the required square footage, or footprint, in the data center, are favorable to NaviSite’s services-oriented offerings, as compared with traditional co-location or managed-hosting providers. Our services, as described below, combine our developed infrastructure with established processes and procedures for delivering hosting- and application-management services. Our high-availability infrastructure, high-performance monitoring systems and proactive and collaborative problem-resolution and change-management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.

We currently serve over 1,400 customers. Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.

Our Services

We offer our customers a broad range of enterprise-hosting and managed-application services that can be deployed quickly and cost effectively. Our expertise allows us to meet an expanding set of increasingly complex customer requirements. Our experience and capabilities save our customers the time and cost of developing expertise in house, and we increasingly serve as the sole manager of our customers’ outsourced applications.

We provide these services to a range of industries — including financial services, healthcare and pharmaceuticals, manufacturing and distribution, publishing, media and communications, business services, public sector and software — through our own sales force and sales-channel relationships.

Our managed-hosting, -application and -remote-operations services are facilitated by our proprietary NaviViewtm collaborative infrastructure- and application-management platform. As described further below, our NaviViewtm platform enables us to provide highly efficient, effective and customized management of enterprise applications and hosted infrastructure. Comprised of a suite of third-party and proprietary products, NaviViewtm provides tools designed specifically to meet the needs of customers who outsource IT functions.

Supporting our managed-hosting and applications services requires a range of hardware and software designed for the specific needs of our customers. NaviSite is a leader in using virtual computing and memory, shared and dedicated storage and networking as ways to optimize services for performance, cost and operational efficiency. We strive to continually innovate as technology develops. An example of this continued innovation is the deployment of our utility- or cloud-based infrastructure to maximize infrastructure leverage.

Our services are grouped and described further as follows:

Enterprise-Hosting Services

NaviSite’s hosting services provide highly dependable and secure technology solutions for our customers’ critical IT needs.

•	Infrastructure as a Service (“IaaS”) — Support provided for hardware and software located in one of our 15 data centers. We also provide bundled offerings packaged as content-delivery services. Specific services include:

•	dedicated and virtual servers;

•	business continuity and disaster recovery;

•	connectivity;

•	content distribution;

•	database administration and performance tuning;

•	desktop support;

•	hardware management;

•	monitoring;

•	network management;

•	security;

•	server and operating management; and

•	storage management.

•	Software as a Service — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs that want to offer their software in an on-demand or subscription mode.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with backup power generation and network-connectivity options.

Application Management

We provide implementation and operational services for the packaged applications listed below. We offer — in addition to packaged enterprise-resource-planning, or ERP, applications — outsourced messaging, including the monitoring and management of Microsoft Exchange and Lotus Domino. Application-management services are available either in a NaviSite data center or, through remote management, on customers’ premises. Moreover, our customers can choose to use dedicated or shared servers. We also provide specific services to help customers migrate from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino, and our experts can customize messaging and collaborative applications. We offer user provisioning, spam filtering, virus protection and enhanced monitoring and reporting.

•	ERP Application-Management Services — Defined services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end-user support. Applications include:

•	Oracle e-Business Suite;

•	PeopleSoft Enterprise;

•	Siebel;

•	JD Edwards;

•	Hyperion;

•	Lawson;

•	Kronos;

•	Microsoft Dynamics;

•	Microsoft Exchange; and

•	Lotus Domino.

•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrades for supported third-party ERP applications.

•	Custom-Development Professional Services — Planning, implementation, optimization and enhancement for custom applications developed by us or our customers.

NaviViewtm Platform

Our proprietary NaviViewtm platform is a critical element of our service offerings, each of which can be customized to meet our customers’ particular needs. Using this platform, we offer valuable flexibility without the significant costs associated with traditional customization. NaviViewtm allows us to work with our customers’ IT teams, systems integrators and other third parties to deliver services to customers. Our NaviViewtm platform and its user interface help ensure full transparency to the customer and seamless operation of outsourced applications and infrastructure, including (i) hardware, operating-system, database and application monitoring, (ii) event management, (iii) problem-resolution management and (iv) integrated change- and configuration-management tools. Our NaviViewtm platform includes the following elements.

Event-Detection System — Our proprietary technology allows our operations personnel to efficiently process alerts across heterogeneous computing environments. This system collects and aggregates data from all of the relevant systems-management software packages utilized by an IT organization.

Synthetic-Transaction Monitoring — Our proprietary synthetic-transaction methods emulate the end-user experience and monitor for application latency or malfunctions that affect user productivity.

Automated Remediation — Our NaviViewtm platform also allows us to proactively monitor, identify and correct common problems associated with the applications we manage on behalf of our customers. These automated corrections help ensure availability and reliability by remediating known issues in real time and keeping applications up and running while underlying problems or potential problems are diagnosed.

Component-Information Manager — This central repository provides a unified view of disparate network, database, application and hardware information.

Escalation Manager — This workflow-automation technology allows us to streamline routine tasks and escalate critical issues in a fraction of the time that manual procedures require. Our escalation manager initiates specific orders and tasks based on pre-defined conditions, ensuring clear and consistent communication with our customers.

We believe that the combination of NaviViewtm, our dedicated and virtual utility platform, with our physical infrastructure and technical staff gives us a unique ability to provide complex enterprise hosting and application services. NaviViewtm is hardware-, application- and operating-system-neutral. Designed to enable enterprise-hosting and software applications to be monitored and managed, our NaviViewtm technology allows us to offer new solutions to our software vendors and new products to our current customers.

Our History

We were formed in 1996 within CMGI, Inc. (currently known as ModusLink Global Solutions, Inc. (“ModusLink”)), our former majority stockholder, to support the networks and host websites of ModusLink, its subsidiaries and several of its affiliated companies. In 1997 we began offering and supplying website-hosting and -management services to companies not affiliated with ModusLink. We were incorporated in Delaware in December 1998.

Acquisitions in Fiscal Year 2008

•	In August 2007 we acquired the assets of Alabanza LLC and Hosting Ventures LLC (together, “Alabanza”) and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market.

•	In September 2007 we acquired netASPx, Inc. (“netASPx”), based in Minneapolis, Minnesota. The acquisition of netASPx added functional expertise in the Lawson and Kronos ERP applications and approximately 18,000 square feet of data-center capacity.

•	In October 2007 we acquired the assets of iCommerce, Inc. (“iCommerce”).

Our Industry

The dramatic and continued growth in Internet use and the enhanced functionality, accessibility and security of Internet-based applications and software as a service (or subscription-based software) have made conducting business on the Internet a necessity for today’s enterprises. In addition, the costs, complexity and technological challenges faced by today’s businesses have them increasingly looking to outsourcing IT services. We believe that a fast-growing trend is the increased use of managed IT infrastructure and applications by companies to allow them to focus and enhance their core business operations, increase efficiencies and remain competitive. Enterprise hosting and related applications extend beyond traditional websites to business-process software applications in such areas as finance, e-mail, enterprise-resource planning, supply-chain management and customer-relationship management. Organizations have become increasingly dependent on these applications, which have evolved into important business components. In addition, we believe that the pervasiveness of the Internet and quality of network infrastructure, along with the dramatic decline in the pricing of computing technology and the emergence of blade-based virtualization and cloud computing, have made the outsourced-delivery model an attractive choice for enterprise customers. We believe that the accelerated acceptance of alternative software-licensing models by software-industry market leaders and the growing number of software-as-a-service offerings are driving other software vendors in this direction and, consequently, generating strong industry growth.

As enterprises seek to remain competitive and improve profitability, we believe that they will continue to implement increasingly sophisticated applications and delivery models. Some of the potential benefits of these applications and delivery models include the ability to:

•	increase business-operating efficiencies and reduce costs by using best-of-breed applications;

•	build and enhance customer relationships by providing Internet-enabled customer service and technical support;

•	manage vendor and supplier relationships through Internet-enabled technologies, such as online training and online sales and marketing;

•	communicate and conduct business more rapidly and cost-effectively with customers, suppliers and employees worldwide; and

•	improve service and lower the cost of software ownership by the adoption of new Internet-enabled software-delivery models.

These benefits have driven increased use of IT infrastructure and applications, and this trend in turn has created a strong demand for specialized IT support and applications expertise. An increasing number of businesses are choosing to outsource the hosting and management of these applications.

The trend towards outsourced hosting and management of IT infrastructure and applications by today’s business organizations is driven by a number of factors, including:

•	developments by major hardware and software vendors that facilitate outsourcing, such as the production of rack-based blade servers designed to be shared by a number of customers;

•	advances in virtualization and high-density computing that are beyond the skill and cost ability of the typical IT department;

•	the need to improve the reliability, availability and overall performance of applications as they increase in importance and complexity;

•	the need to focus on core business operations;

•	challenges and costs of hiring, training and retaining application engineers and IT employees with the requisite range of IT expertise;

•	the increasing complexity of managing the operations of applications that need to function in house, with business partners and on the public Internet; and

•	Utility-like “cloud” service offerings that enable companies to scale their services based on fluctuating requirements.

Notwithstanding increasing demand for these services, the number of suppliers of these services has decreased over the past five years, primarily as a result of industry consolidation. We believe that this consolidation trend will continue and will benefit the relatively few service providers with sufficient resources and infrastructure to provide the cost-effective scalability, performance, reliability and business continuity that customers expect.

Our Strategy

Our goal is to become the leading provider of cloud-enabled enterprise-hosting and managed-application services. Further, our financial objective is to market and deliver high-value services to generate the highest revenue per square foot of available capacity in our data centers. Key elements of our strategy are as follows:

Provide Excellent Customer Service.  We are committed to providing all of our customers with a high level of customer support. We believe that, through the acquisition of several businesses, we have had the benefit of consolidating best-of-breed account-management and customer-support practices that ensure that we are achieving this goal.

Innovate and Leverage Our Technology Platform.  We will continue to expand our platform leverage by continued use of virtualization and utility-type services, including the development of a virtual enterprise cloud platform. We believe that the typical middle-market organization is not able to take advantage of these technology developments because of their complexity and cost. By continually updating our platform, we will continue to drive our competitiveness with higher-value services at competitive prices.

Expand Our Global-Delivery Capabilities.  We believe that global delivery is an integral piece of our long-term strategy to the extent that it directly leads to our overall goal of service and operational excellence for our customers. By leveraging a global-delivery solution, we believe that we will be able to continue to deliver superior services and technical expertise at a competitive cost and enhance the value proposition for our customers.

Improve Operating Margins Through Efficiencies.  We have made significant improvements to our overall cost structure. We intend to continue to improve operating margins as we grow revenue and improve the efficiency of our operations. As we grow, we will take advantage of our infrastructure capacity, our NaviViewtm platform and our automated processes. We believe that, due to the relatively fixed-cost nature of our infrastructure, increasing our customer revenue would incrementally improve our operating margins.

Focus Our Service Offerings.  We continue to focus our service offerings to compete more effectively by being the best at what we do for the packaged solutions we support. With our professional services and deep operational expertise, we effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J. D. Edwards, Siebel, Lawson, Kronos, Microsoft Dynamics, Microsoft Exchange and Lotus Domino solutions. We believe that these services will help our customers achieve peak effectiveness with their systems. As a full-service provider for a broad range of applications, we are able to create leverage and cross- and up-sell opportunities in a manner that is unparalleled in the marketplace.

Our Infrastructure

Our infrastructure has been designed specifically to meet the demanding technical requirements of delivering our services to our customers. We securely deliver our services across Windows and Unix platforms. We believe that our infrastructure, together with our trained and experienced staff, enable us to offer market-leading levels of service backed by high-service-level guarantees.

Network-Operations Centers — We monitor the operations of our infrastructure and customer applications from our own state-of-the-art network-operations centers. Network and system management and monitoring tools continuously monitor our network server and application performance. Our network operations centers perform first-level problem identification, validation and resolution. We have redundant network operations centers in New Delhi, India, and Andover, Massachusetts, that are staffed 24 hours a day, seven days a week, with network, security, Windows and Unix database and application personnel. We have technical and functional application-support personnel located in our facilities in San Jose, California; Syracuse, New York; Houston, Texas; Minneapolis, Minnesota; Atlanta, Georgia; Andover, Massachusetts; and New Delhi, India. These employees provide initial and escalated support 24 hours a day, seven days a week, for our customers. Our engineers and support personnel are promptly alerted to problems, and we have established procedures for rapidly resolving technical issues that may arise.

Data Centers — We currently operate in 13 data centers in the United States and two data centers in the United Kingdom. Our data centers incorporate technically sophisticated components that are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core-switching hubs and secure virtual local-area networks. We utilize the equipment and tools necessary for our data-center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC, Cisco, Dell, IBM, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

Virtualization — We employ virtualization technologies (also known as “Cloud Computing”), for processing, storage and networking. By using this approach, we are able to maximize the benefit of our capital expenditures, minimize the amount of valuable data center space used and create additional operating efficiencies that lower our cost. Virtualization decreases our time to provision and thereby accelerates our ability to recognize revenue. With its inherent redundancy and scalability, virtualization adds business continuity and, for Internet-based applications and hosting, reliability. Virtualization also brings otherwise unaffordable IT progress within the reach of the typical middle-market customer.

Internet Connectivity — We have redundant high-capacity Internet connections with providers such as Global Crossing, Level 3, Cogent, AT&T and XO Communications and others. We have deployed direct private-transit and peering Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks that improve global performance. Our private-transit system enables us to provide fast, reliable access for our customers’ IT infrastructure and applications.

Sales and Marketing

Sales — Our sales teams are located in the United States, the United Kingdom and India and focus on the identification, quoting and sale of solutions to new customers. Our sales professionals meet with these prospective customers to understand and identify their individual business requirements and to offer tailor-made solutions. The sales teams are focused on enterprise hosting, application management and professional services, with respect to which domain knowledge and expertise are a significant differentiator. Our sales teams are supported by solution architects who assess the infrastructure and application requirements to develop an optimal design and cost analysis. The quoting for prospective opportunities with less complex requirements is automated and is provided online directly to our sales professionals.

The sales teams are augmented by account managers assigned to specific accounts to identify and manage cross-selling opportunities of additional services and the renewal of contracts approaching term. To date, most of our sales have been realized through our direct-sales-force teams. Our sales representatives call potential customers from our offices in the United States and India to develop new opportunities and consult with smaller mid-market companies. We also leverage business development resources to create market demand for our products and services.

Automation and Platform-Based Sales — We launched in 2008 an automated platform to allow new customers to purchase and provision hosted Microsoft Exchange. This automated system allows customers to buy services immediately without interaction with NaviSite staff.

Marketing — Our marketing organization is responsible for defining our overall market strategy, generating qualified leads for our field and inside sales forces and increasing the overall awareness of our brand. Our lead-generation programs include comprehensive online and offline marketing programs and emphasize online search, e-mail, banner advertising, outbound telemarketing efforts, trade conferences and webinars. We maintain a data-driven, rigorous measurement and monitoring approach to maximize the efficacy of our marketing investments and deliver the highest possible return on investment.

Customers

Our customers include mid-sized companies, divisions of large multinational companies and government agencies. Our customers operate in a wide variety of industries, such as technology, manufacturing and distribution, healthcare and pharmaceuticals, publishing, media and communications, financial services, retail, business services and government agencies.

As of July 31, 2009, NaviSite serviced over 1,400 hosted customers.

No customer represented 10% or more of our revenue for the fiscal years ended July 31, 2009, 2008 and 2007. Substantially all of our revenues are derived from — and over 85% of our plant, property and equipment is located in — the United States.

Competition

We compete in the outsourced IT and professional-services markets. These markets are fragmented, highly competitive and likely to be characterized by industry consolidation.

We believe that participants in these markets must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our markets include:

•	the quality of services delivered;

•	the ability to consistently measure, track and report operational metrics;

•	application-hosting, infrastructure and messaging-management expertise;

•	fast, redundant and reliable Internet connectivity;

•	a robust infrastructure providing availability, speed, scalability and security;

•	comprehensive and diverse service offerings and the timely addition of value-add services;

•	brand recognition;

•	strategic relationships;

•	competitive pricing; and

•	adequate capital to permit continued investment in infrastructure, customer service and support and sales and marketing.

Based on the breadth of our service offerings, the strength of our NaviViewtm platform, our existing infrastructure capacity and our pricing, we believe that we compete effectively.

Our current and prospective competitors include:

•	hosting and related services providers, including Terremark, Inc.; Rackspace Hosting, Inc.; Savvis; IBM; AT&T; and other local and regional hosting providers;

•	application-services providers, such as IBM, AT&T, Electronic Data Systems Corp., Cedar Crestone, Oracle On Demand and Computer Sciences Corporation;

•	co-location providers, including Savvis, Equinix and Switch & Data Facilities Company, Inc.; and

•	messaging providers, including Apptix Intermedia.

Intellectual Property

We rely on a combination of trademark, service mark, copyright, patent and trade-secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. Our business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

Employees

As of July 31, 2009, we had 650 employees. Of these employees, 462 were principally engaged in operations, 98 were principally engaged in sales and marketing and 90 were principally engaged in general and administrative functions. None of our employees is party to a collective-bargaining agreement, and we believe that our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website under “Investors,” free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our Internet address is http://www.navisite.com. The contents of our website are not incorporated by reference in this annual report on Form 10-K or any other report filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this report and those made from time to time by us through our senior management are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning our expected future revenues, earnings or financial results; project plans; performance; or development of products and services, as well as other estimates related to future operations, are necessarily only estimates of future results. We cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent our management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

We have a history of losses and may never achieve or sustain profitability.  We have never been profitable and may never become profitable. As of July 31, 2009, we had incurred losses since our incorporation resulting in an accumulated deficit of approximately $519.6 million. During the fiscal year ended July 31, 2009, we had a net loss attributable to common shareholders of approximately $18.5 million. We may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

Our financing agreement with a syndicated group of lenders includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of September 30, 2009, we owed approximately $117.3 million under a credit agreement with a syndicated group of lenders. The credit agreement:

•	restricts our ability to create, incur, assume or permit to exist any additional indebtedness, excluding limited exemptions;

•	restricts our ability to create, incur, assume or permit to exist any lien on any of our assets, excluding limited exemptions;

•	restricts our ability to make investments, with limited exemptions;

•	requires that we meet financial covenants for leverage, fixed charges and capital expenditures;

•	restricts our ability to enter into any transaction of merger or consolidation, excluding limited exemptions;

•	restricts our ability to sell assets or purchase or otherwise acquire the property of any person, excluding limited exemptions;

•	restricts our ability to authorize, declare or pay dividends, excluding limited exemptions;

•	restricts our ability to enter into any transaction with any affiliate except on terms and conditions that are at least as favorable to us as those that could reasonably be obtained in a comparable arm’s-length transaction with a person who is not an affiliate; and

•	restricts our ability to amend our organizational documents.

If we breach the credit agreement, a default could result. A default, if not waived, could result in, among other things, our not being able to borrow additional amounts under the credit agreement. In addition, all or a portion of our outstanding amounts may become immediately due and payable on an accelerated basis, which would adversely affect our liquidity and our ability to manage our business. The maturity date of the term loan is June 8, 2013, and our revolving-credit facility terminates on June 8, 2012. Interest on the term loan is payable in arrears on the first business day of August, November, February and May, for alternative-base-rate (“ABR”) loans, and the last day of the chosen interest period (which can be one, two, three, six, nine or twelve months), or every three months, if the chosen interest period is greater than three months, for London-interbank-offered-rate (“LIBOR”) loans.

The term loan amortizes on the first day of each fiscal quarter (commencing on August 1, 2007) in equal quarterly installments during the periods set forth below in the aggregate amounts set forth opposite such periods:

Year	Percentage of Term Loan

1	1.0%
2	1.0%
3	1.0%
4	1.0%
5	1.0%
6	95.0%

In addition, the credit agreement exposes us to interest-rate fluctuations that could significantly increase the interest we pay. We are required, under the credit agreement, to maintain interest-rate protection that results in at least 50% of the aggregate principal amount of our consolidated indebtedness, other than the revolving loans under the credit agreement, being subject to a fixed or maximum interest rate.

We may be unable to borrow the full amount of the revolving-credit facility, up to $10.0 million, if any of the lenders are unable to make a loan in an amount equal to their applicable commitments under the revolving-credit facility.

Continued debt-covenant compliance under our credit agreement may not be possible if certain future actions are not taken.  In order for us to comply with our credit agreement’s senior-leverage ratio and fixed-charges covenants for quarterly periods in 2010 and beyond, we will need to achieve some of the following measures:  (i) increase our EBITDA, (ii) successfully complete the sale of certain non-core assets (e.g., certain co-location data centers or other non-strategic assets), a portion of the proceeds from which would be used to repay debt, (iii) execute a debt-reduction plan, (iv) refinance our existing debt arrangement and (v) modify one of our significant data-center lease agreements. If the aforementioned measures are not sufficient to maintain compliance with our financial covenants, we would need to seek a waiver or amendment from the syndicated lending group. However, there can be no assurance that we could obtain such a waiver or amendment, in which case our debt would immediately become due and payable in full, an event that would adversely affect our liquidity and our ability to manage our business. We believe that our execution of some combination of the above measures will be sufficient for us to maintain compliance with our financial covenants throughout 2010.

We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption of our preferred stock.  Our Series A Convertible Preferred Stock (“Preferred Stock”) has rights that could require us to redeem any or all of the issued and outstanding Preferred Stock on or after August 2013. We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption, but that financing may not be available on favorable terms or at all. In addition, our credit agreement restricts our ability to incur additional indebtedness, which could negatively affect our ability to fulfill our obligations to the holders of the Preferred Stock.

Disruption in financial and currency markets could have a negative effect on our business.  As has been widely reported, financial markets in the United States, Europe and Asia have in recent years experienced disruption, including unusual volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address these market conditions which, include restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, a circumstance that could lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict future disruptions in financial markets and adverse economic conditions and the effects that they would have on our business and financial condition.

Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.  Atlantic Investors, LLC (“Atlantic”) — together with its two managing members, Unicorn Worldwide Holdings Limited and Madison Technology LLC — owned approximately 36% of our outstanding capital stock as of July 31, 2009, based on available voting shares. As of July 31, 2009, Atlantic’s ownership alone was approximately 35% based on available voting shares. Atlantic, Unicorn Worldwide Holdings Limited and Madison Technology LLC together have significant power in the election of our board of directors. Regardless of how our other stockholders may vote, Atlantic, Unicorn Worldwide Holdings and Madison Technology LLC, acting together, may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.

Members of our management group also have significant interests in Atlantic Investors, LLC, that may create conflicts of interest.  Some of the members of our management group also serve as members of the management group of Atlantic and its affiliates. Specifically, Andrew Ruhan, the chairman of our board of directors, holds an equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic. Arthur P. Becker, our president and chief executive officer and a member of our board of directors, is the managing member of Madison Technology LLC, a managing member of Atlantic. As a result, these NaviSite officers and directors may face potential conflicts of interest with each other and our stockholders. In their capacity as our officers or directors, they may face situations that conflict with their fiduciary obligations to Atlantic, which in turn may have interests that conflict with the interests of our other stockholders.

Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings.  In connection with a financing agreement with Silver Point Finance, LLC, we issued warrants to SPCP Group, LLC, and SPCP Group III LLC, two affiliates of Silver Point Finance, to purchase an aggregate of 3,930,136 shares of our common stock. If the warrants are exercised, Silver Point Finance may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of September 30, 2009, SPCP Group, LLC, and SPCP Group III LLC have partially exercised the warrants to acquire 2,730,005 shares of our common stock, and warrants for the purchase of 1,200,131 shares of our common stock remain outstanding.

In connection with our acquisition of netASPx, we issued to its stockholders 3,125,000 shares of our Preferred Stock. Additional shares of the Preferred Stock have been and will be issued each fiscal quarter to the former shareholders of netASPx, as in-kind dividends that accrue on the outstanding Preferred Stock. The Preferred Stock may be converted into shares of common stock at a price of $8.00 per share subject to adjustment. If converted, the shares of Preferred Stock convert into the number of shares of common stock determined by dividing the redemption price per share of the Preferred Stock by the conversion price applicable to such shares. As of September 30, 2009, such a conversion would result in one share of common stock being issued upon the conversion of one share of Preferred Stock. The conversion and redemption prices are subject to adjustment in certain circumstances or upon default of our agreement. However, in no event are the number of shares of common stock to be issued upon the conversion of the Preferred Stock to equal or exceed 6,692,856 (which represents 19.9% of the outstanding shares of our common stock on September 10, 2007) without the approval of our stockholders in accordance with the applicable rules and regulations of the Nasdaq Stock Market. As of September 30, 2009, no shares of Preferred Stock have been converted into shares of our common stock.

Our stockholders will also experience dilution to the extent that additional shares of our common stock are issued in potential future acquisitions or financings.

A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation and cause demand for our services to decline.  Our agreements with customers require us to meet specified service levels for the services we provide, and our customers may have additional expectations about our services. Any failure to meet customers’ specifications or expectations could result in:

•	delayed or lost revenue;

•	requirements to provide additional services to a customer at reduced charges or no charge;

•	negative publicity about us, which could adversely affect our ability to attract or retain customers; and

•	claims by customers for substantial damages against us, regardless of our responsibility for the failure, which claims may neither be covered by insurance policies nor limited by the contractual terms of our engagement.

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new infrastructure systems and applications or if we do deploy them but they prove unreliable, defective or incompatible.  We may experience difficulties that could delay or prevent the successful development, introduction or marketing of hosting- and application-management services in the future. If any newly introduced infrastructure systems and applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers significantly reduced. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new infrastructure systems and applications or enhancements of existing applications, our ability to successfully market our services could be substantially limited.

Any interruption in, or degradation of, our private-transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.  Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their websites and infrastructure systems and applications. We utilize our direct private-transit Internet connections to major network providers, such as Level 3 Communications Inc. and Global Crossing, as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications-network suppliers to maintain the operational integrity of their networks so that our private-transit Internet connections operate effectively. If our private-transit Internet connections are interrupted or degraded, we may face claims by, or loss of, customers and harm to our reputation in the industry, either of which result would likely cause demand for our services to decline.

If we are unable to maintain existing, and develop additional, relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.  We believe that, to penetrate the market for managed IT services, we must maintain existing, and develop additional, relationships with industry-

leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft Corp. and Oracle Corp. Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

Our network infrastructure could fail, which failure would impair our ability to provide guaranteed levels of service and could result in significant operating losses.  To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week, without interruption. We must, therefore, protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster-recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

•	require us to spend substantial amounts of money to replace equipment or facilities;

•	entitle customers to claim service credits or seek damages for losses under our service-level guarantees;

•	cause customers to seek alternate providers; or

•	impede our ability to attract new customers, retain current customers or enter into additional strategic relationships.

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which inability could result in the loss of customers.  Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as HP, Sun Microsystems, IBM, Cisco Systems, Inc., Microsoft and Oracle. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service-level guarantees.

We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems.  A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services use encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network-operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions or other disruptions could result in increased operating costs. For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by these interruptions or breaches. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit-card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability.

Third-party infringement claims against our technology suppliers, customers or us could result in disruptions in service, the loss of customers or costly and time-consuming litigation.  We license or lease most technologies used in the infrastructure systems and application services that we offer. If our technology suppliers become subject to third-party infringement or other claims and assertions, they may become unable or unwilling to continue to license their technologies to us. We cannot assure you that third parties will not assert claims against us in the future or that these claims will not succeed. Any infringement claim arising out of our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades; the loss of customers; or costly and time-consuming litigation.

We may be subject to legal claims in connection with the information disseminated through our network, and these claims could divert management’s attention and require us to expend significant financial resources.  We may face liability for claims of defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general-liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to statutory liability as well as complaints against any service providers that enable these activities, particularly where recipients view the materials received as offensive. We have received, and may receive, letters from recipients of information transmitted by our customers objecting to the transmission. Although we contractually prohibit our customers from spamming, we cannot assure you that none of them will engage in this practice, which could subject us to claims for damages.

Concerns relating to privacy and protection of customer and job-seeker data on our America’s Job Exchange website could damage our reputation and deter current and potential customers and job seekers from using our products and services.  In fiscal year 2008 we launched America’s Job Exchange, a successor to America’s Job Bank. Concerns about our practices for America’s Job Exchange with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which damage in turn could significantly harm our business, financial condition and operating results. While we strive to comply with all applicable data-protection laws and regulations and our own posted privacy policies, any actual or perceived failure to comply may result in proceedings or actions against us by government entities or others, which proceedings or actions could adversely affect our business. Moreover, the actual or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of customer and job-seeker confidence in us, which loss could adversely affect our business. Laws related to data protection continue to evolve. Certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and result in reduced traffic or contract terminations in those jurisdictions, any of which effects could harm our business.

Unauthorized access, phishing schemes and other disruptions could jeopardize the security of customer and job-seeker information stored in our systems, result in significant liability to us and cause existing customers and job seekers to refrain from doing business with us.

If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy, to continue to provide services and technical support to our customers or to attract new ones could be adversely affected.  We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future, and competition for these personnel is intense. The departure of any of our executive officers, particularly Arthur P. Becker, our chief executive officer and president, or core members of our sales and marketing teams or technical service personnel, would have negative ramifications on our customer relations and operations. The departure of our executive officers could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel. Over the past three years, we have had reductions-in-force and departures of several members of senior management due to redundancies and restructurings after consolidating our acquired companies. In the event of future reductions or departures of employees, our ability to successfully execute our business strategy, or to continue to provide services to our customers or attract new customers, could be adversely affected.

The unpredictability of our quarterly results may cause the trading price of our common stock to fluctuate or decline.  Our quarterly operating results have previously varied, and may continue to vary, significantly as a result of a number of factors, many of which are beyond our control and any one of which may cause our stock price to fluctuate. The primary factors that may affect our operating results include the following:

•	a reduction of market demand or acceptance of our services;

•	our ability to develop, market and introduce new services on a timely basis;

•	the length of the sales cycle for our services;

•	the timing and level of sales of our services, both of which depend on the budgets of our customers;

•	downward price adjustments by our competitors;

•	changes in the mix of services provided by our competitors;

•	technical difficulties or system downtime affecting the Internet or our hosting operations;

•	our ability to meet any increased technological demands of our customers; and

•	the amount and timing of costs related to our marketing efforts and service introductions.

Due to the above factors, we believe that quarter-to-quarter or period-to-period comparisons of our operating results may not be a good indicator of our future performance. Our operating results for any particular quarter may fall short of our expectations or those of stockholders or securities analysts. In this event, the trading price of our common stock would likely fall.

If we are unsuccessful in pending and potential litigation matters, our financial condition may be adversely affected.  We are currently involved in various pending and potential legal proceedings, including a class-action lawsuit related to our initial public offering. If we are ultimately unsuccessful in any litigation matter, we could be required to pay substantial amounts of cash to the other parties. The amount and timing of any of these payments could adversely affect our financial condition.

If the markets for outsourced IT infrastructure and applications, Internet commerce and communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.  The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers continues to develop, and the market for the purchase of products and services over the Internet is still relatively new and emerging. Our industry has experienced periods of rapid growth followed by sharp declines in demand for products and services, which downturns have sometimes led to the failure of many companies focused on developing Internet-related businesses. If acceptance and growth of the Internet as a medium for commerce and communication declines, our business strategy and objectives may fail because there may not be sufficient market demand for our managed IT services.

If we do not respond to rapid changes in the technology sector, we will lose customers.  The markets for the technology-related services we offer are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. We may not be able to adequately adapt our services or to acquire new services that can compete successfully. In addition, we may not be able to establish or maintain effective distribution channels. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

The market in which we operate is highly competitive and is likely to consolidate, and we may lack the financial and other resources, expertise or capability necessary to capture increased market share or maintain our market share.  We compete in the managed-IT-services market. This market is rapidly evolving, highly competitive and likely to be characterized by overcapacity and industry consolidation. Our competitors may consolidate with one another or acquire software-application vendors or technology providers, enabling them to more effectively compete with us. We believe that participants in this market must grow rapidly and achieve a significant presence to compete effectively. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully in the managed-IT-services market.

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

We may lack the financial and other resources, expertise or capability necessary to maintain or capture increased market share in this environment in the future. Because of these competitive factors and due to our comparatively small size and our lack of financial resources, we may be unable to successfully compete in the managed-IT-services market.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.  We currently operate two data centers in the United Kingdom. Revenue from our foreign operations accounted for approximately 9.1% of our total revenue during the fiscal year ended July 31, 2009. By expanding our operations into India in fiscal year 2006, we broadened our customer-service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	geopolitical risks, such as political and economic instability, hostilities among countries or terrorism;

•	reduced protection of intellectual-property rights;

•	fluctuations in currency-exchange rates or impositions of restrictive currency controls;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations;

•	employment laws and practices in foreign countries;

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States; and

•	significant changes in immigration policies or difficulties in obtaining required immigration approvals.

Any one or more of these factors could adversely affect our international operations and, consequently, our business.

We may become subject to burdensome government regulation and legal uncertainties that could substantially harm our business or expose us to unanticipated liabilities.  It is likely that laws and regulations directly applicable to the Internet or to hosting and managed-application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and hosting and managed-application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to apply to our business. Because we offer services over the Internet in many states in the United States and internationally and facilitate the activities of our customers in those jurisdictions, we may become required to qualify to do business or subject to taxation or other laws and regulations there even without any physical presence, employees or property there.

The price of our common stock has been volatile and may continue to experience wide fluctuations.  Since January 2008 our common stock has closed as low as $0.22 per share and as high as $4.89 per share. The trading price of our common stock has been, and may continue to be, subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause investors in our common stock to lose some or all of their investments.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.  Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. These provisions:

•	authorize the board to issue preferred stock without stockholder approval;

•	prohibit cumulative voting in the election of directors;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance-notice requirements for nominations for the election of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our ability to use U.S. net-operating-loss carryforwards might be limited.  As of July 31, 2009, we had net-operating-loss carryforwards of $187.3 million for U.S. federal and state tax purposes. These loss carryforwards expire between fiscal years 2012 and 2029. To the extent that these net-operating-loss carryforwards are available, we intend to use them to reduce the corporate-income-tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net-operating-loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have experienced ownership changes, most recently in 2002, that have reduced our net-operating-loss carryforwards. An analysis is currently ongoing to determine if our ownership changed. To the extent that our use of net-operating-loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net-operating-loss carryforwards, which taxation could result in lower profits.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data centers in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA(1)	Data center and office	66,350	November 2016
San Francisco, CA	Data center	21,805	January 2020
Santa Clara, CA	Data center	3,655	August 2009
Atlanta, GA	Office	4,598	September 2012
Chicago, IL	Data center	6,800	November 2012
Chicago, IL	Office	2,212	April 2012
Oak Brook, IL	Data center	16,780	September 2019
Andover, MA	Office	25,896	January 2018
Andover, MA	Data center and office	86,931	January 2018
Minneapolis, MN(1)	Data center and office	54,474	June 2010
Syracuse, NY	Data center	21,374	November 2015
Syracuse, NY	Office	1,933	May 2010
New York, NY	Office	1,500	August 2013
New York, NY	Data center	33,286	May 2018
Las Vegas, NV(2)	Data center	28,560	February 2010
Dallas, TX	Data center	27,370	January 2020
Houston, TX	Data center and office	12,956	January 2019
Herndon, VA(1)(3)	Office	5,515	June 2011
Vienna, VA(3)	Data center and office	23,715	December 2019
Gurgaon, Haryana, India	Office	12,706	August 2011
Watford, England	Data center	11,160	January 2018
London, England	Data center	4,017	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We have entered into an assignment and assumption agreement with a third party for this facility; however, we retain the use as licensee of approximately 2,000 square feet.

(3)	We have a subtenant for a portion of this space.

We believe that these offices and data centers are adequate to meet our foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms, if needed.

Item 3.	Legal Proceedings

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13 and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then chief executive officer; Kenneth W. Hale, our then chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on

April 19, 2002 (the “Class-Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions or other compensation from those investors. The Class-Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. Plaintiffs did not specify the amount of damages they sought in the Class-Action Litigation. On October 13, 2004, the Court certified a class in a subgroup of cases (the “Focus Cases”) in the IPO Securities Litigation. The Focus Cases were vacated on December 5, 2006, by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class-Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007, petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007, as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing in connection with the renewed class certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriters was submitted to the Court for preliminary approval (the “Proposed Global Settlement”). Pursuant to the Proposed Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro rata share of the settlement consideration would be fully funded by insurance. On June 10, 2009, the Court issued an opinion and order granting preliminary approval of the Proposed Global Settlement; preliminarily certifying, for settlement purposes only, the proposed classes; and directing issuance of notice to putative settlement class members. On September 10, 2009, the Court held a settlement fairness hearing. On October 5, 2009, the Court entered an opinion and order granting final approval to the Proposed Global Settlement and directing the clerk to close each of the more than 300 actions comprising the IPO Securities Litigation, including the Class-Action Litigation. Any appeal of the Court’s final approval of the Proposed Global Settlement must be filed within 30 days of the date judgment is entered.

The settlement remains subject to numerous conditions, including potential appeals, and there can be no assurance that the Court’s approval of the Proposed Global Settlement will be upheld in all respects if it is appealed. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and potential appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class-Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from whom no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, the Company joined 29 other nominal defendant issuers and filed a joint motion to dismiss the amended complaint. On the same date, the underwriter defendants also filed a joint motion to dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss were held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. On March 12, 2009, the Court entered an order granting the motions to dismiss filed by the issuer defendants and the underwriter defendants. Specifically, the Court granted the issuer defendants’ joint motion to dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order the Court stated that it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers had moved for dismissal (including the appeal relating to our IPO), and the claims against them were dismissed without prejudice. The parties moved to consolidate the 54 cases for purposes of appeal, which motion the Ninth Circuit granted. The plaintiff’s opening brief on appeal was filed on August 26, 2009. The issuers (including the Company) and the underwriters’ responses were filed on October 2, 2009. The plaintiff may file a reply brief by November 2, 2009, and underwriters may file a reply brief on their cross-appeal by November 17, 2009. We do not expect that this claim will have a material impact on our financial position or results of operations.

Other Litigation

Alabanza Class Actions

In October 2007 we, pursuant to our integration plans, closed the former Alabanza data center in Baltimore, Maryland, and moved all equipment to our data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, we encountered unforeseen circumstances that led to extended down-time for certain of our customers.

On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against us and Alabanza seeking a class status for the customers who experienced web-hosting service interruptions as a result of the Data Migration (the “November Class-Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC; NYC Merchandise; and Taglogic RFID, Ltd., filed a complaint in the Maryland State Court, Circuit Court for Baltimore, against us seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class-Action Litigation”). The total damages claimed approximate $10.0 million. The January Class-Action Litigation was removed to the Court by us. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class-Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009, the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement. The settlement provides for a payment to each Alabanza customer of four times their respective minimum monthly recurring fee, with a total maximum liability of $1.7 million, plus attorneys fees and incentive fees. After a May 8, 2009, hearing, the District Court issued an order granting final approval of the settlement. The insurance company has funded the escrow account out of which payments will be made under this settlement. As of July 31, 2009, less than $0.3 million of the escrow had yet to be disbursed.

La Touraine, Inc.

On November 26, 2007, La Touraine, Inc. (“LTI”), commenced an arbitration against us with the American Arbitration Association, File No. 74 494 Y 01377 07 LUCM (the “Demand”). The Demand alleged that Jupiter, an entity that we acquired in 2007, breached two agreements with LTI and fraudulently induced both of those agreements. LTI contended that we were liable for Jupiter’s alleged misconduct and sought rescission of those contracts and damages. LTI also claimed that we intentionally interfered with the operations of certain of its websites and caused damage. LTI’s Demand followed our demand on LTI for payment of money due under the agreements that LTI subsequently alleged that Jupiter induced by fraud. We then counterclaimed in the arbitration. On June 26, 2009, we entered into a settlement agreement with LTI and certain of its affiliates under which we and certain of our affiliates and LTI settled all pending litigation, resolved all claims and signed a full waiver and release of all claims, in each case, by and between the parties. Pursuant to the settlement agreement, we paid $5.0 million to LTI and agreed to pay up to approximately $730,000, minus certain fees, that may be recovered from the existing escrow account between the former stockholders of Jupiter and us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NAVI.” As of October 1, 2009, there were approximately 234 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low

Fiscal Year Ended July 31, 2009
May 1, 2009, through July 31, 2009	$1.96	$0.37
February 1, 2009, through April 30, 2009	$0.52	$0.01
November 1, 2008, through January 31, 2009	$0.88	$0.15
August 1, 2008, through October 31, 2008	$3.92	$0.50
Fiscal Year Ended July 31, 2008
May 1, 2008, through July 31, 2008	$4.95	$3.08
February 1, 2008, through April 30, 2008	$4.75	$2.05
November 1, 2007, through January 31, 2008	$11.29	$3.53
August 1, 2007, through October 31, 2007	$11.24	$6.18

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A (“Risk Factors’’).

We have never paid cash dividends on our common stock. We currently anticipate retaining all available earnings, if any, to finance internal growth and product and service development. Payment of dividends in the future will depend upon our earnings, financial condition, anticipated cash needs and such other factors as the directors may consider or deem appropriate at the time. In addition, the terms of our credit agreement with a syndicated group of lenders restrict the payment of cash dividends on our common stock. Further, on September 12, 2007, we issued 3,125,000 shares of Preferred Stock, and additional shares of the Preferred Stock have been and will be issued as in-kind dividends that accrue on the outstanding Preferred Stock. The holders of the Preferred Stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend to a common stockholder.

We did not repurchase any shares of common stock during fiscal year 2009.

Information regarding our equity-compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Recent Issuances of Unregistered Securities

On September 12, 2007, we acquired the outstanding capital stock of netASPx, an application-management service provider, for a total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Preferred Stock with a fair value of $24.9 million at the time of issuance. The Preferred Stock accrues payment-in-kind (“PIK”) dividends at 8% per annum, payable quarterly, increasing to 10% per annum in September 2008 and 12% per annum in March 2009.

Pursuant to the obligation described above, on June 15 and September 15, 2009, we issued a PIK dividend of 106,731.47 and 109,933.40 shares, respectively, in aggregate, of the Preferred Stock to their holders.

The shares issued as described in this Item 5 were not registered under the Securities Act. We relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by us not involving a public offering. No underwriters were involved with the issuance of the Preferred Stock.

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

	Year Ended July 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue, net	$152,326	$154,507	$125,860	$108,844	$109,731
Revenue, related parties	346	372	322	243	132

Total revenue	152,672	154,879	126,182	109,087	109,863
Cost of revenue	102,288	107,715	85,196	75,064	80,227
Impairment, restructuring and other	209	—	—	—	383

Total cost of revenue	102,497	107,715	85,196	75,064	80,610

Gross profit	50,175	47,164	40,986	34,023	29,253
Operating expenses:
Selling and marketing	20,279	20,116	16,924	14,756	12,993
General and administrative	23,781	22,773	22,043	21,787	23,600
Loss on settlement	5,736	—	—	—	—
Impairment, restructuring and other	180	—	(231)	1,373	2,662

Total operating expenses	49,976	42,889	38,736	37,916	39,255

Income (loss) from operations	199	4,275	2,250	(3,893)	(10,002)
Other income (expense):
Interest income	43	264	337	283	61
Interest expense	(14,164)	(12,033)	(12,476)	(9,585)	(7,590)
Loss on debt extinguishment	—	(1,651)	(15,712)	—	—
Other income (expense), net	705	2,295	864	437	2,785

Loss before income tax expense	(13,217)	(6,850)	(24,737)	(12,758)	(14,746)
Income tax expense	(1,894)	(1,834)	(1,173)	(1,173)	(1,338)

Net loss	(15,111)	(8,684)	(25,910)	(13,931)	(16,084)

Accretion of preferred-stock dividends	(3,350)	(2,656)	—	—	—

Net loss attributable to common shareholders	$(18,461)	$(11,340)	$(25,910)	$(13,931)	$(16,084)

Basic and diluted net loss per common share
Net loss attributable to common stockholders	$(0.52)	$(0.33)	$(0.85)	$(0.49)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	35,528	34,731	30,512	28,601	28,202

Balance-Sheet Data:
Working capital (deficit)	$(976)	$2,048	$10,611	$(9,072)	$(77,560)
Total assets	$163,680	$175,713	$116,244	$102,409	$101,177
Long-term obligations	$132,280	$133,736	$97,072	$70,817	$5,515
Stockholders’ deficit	$(35,103)	$(18,772)	$(13,864)	$(1,976)	$(2,672)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A (“Risk Factors”) and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We provide our services to customers typically pursuant to agreements with a term of one to five years and monthly payment installments. As a result, these agreements provide us with a base of recurring revenue. Our revenue increases by adding new customers or selling additional services to existing customers. Our overall base of recurring revenue is affected by new customers, renewals or terminations of agreements with existing customers.

A large portion of the costs to operate our data centers — such as rent, product development and general and administrative expenses — does not depend strictly on the number of customers or the amount of services we provide. As we add new customers or new services to existing customers, we generally incur limited incremental costs relating to telecommunications, utilities, hardware and software costs and payroll expenses. We have substantial capacity to add customers to our data centers. Our relatively fixed cost base, sufficient capacity for expansion and limited incremental variable costs provide us with the opportunity to grow profitably. However, these same fixed costs present us with the risk that we may incur losses if we are unable to generate sufficient revenue.

Our fiscal year ends on July 31 of each year. During fiscal year 2008, we completed four acquisitions. In August 2007 we acquired the outstanding capital stock of Jupiter — a privately held company based in Santa Clara, California, that provides managed-hosting services — and acquired the assets and assumed certain liabilities of Alabanza. Alabanza was a provider of dedicated and shared managed-hosting services. In September 2007 we acquired the outstanding capital stock of netASPx, an application-management service provider, and in October 2007 we acquired the assets of iCommerce, a reseller of dedicated hosting services. All of the acquisitions during fiscal year 2008 were accounted for using the purchase method of accounting, and, as such, the results of operations and cash flow related to these acquisitions were included in our consolidated statement of operations and consolidated statement of cash flows from their respective dates of acquisition.

Results of Operations for the Three Years Ended July 31, 2009, 2008 and 2007

The following table sets forth the percentage relationships of certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,
	2009	2008	2007

Revenue, net	99.8%	99.8%	99.7%
Revenue, related parties	0.2%	0.2%	0.3%

Total revenue	100.0%	100.0%	100.0%
Cost of Revenue	52.0%	56.4%	57.6%
Depreciation and amortization	15.0%	13.1%	9.9%
Restructuring charge	0.1%	—%	—%

Total cost of revenue	67.1%	69.5%	67.5%

Gross profit	32.9%	30.5%	32.5%

Operating expenses:
Selling and marketing	13.3%	13.0%	13.4%
General and administrative	15.6%	14.7%	17.5%
Loss on settlement	3.7%	—%	—%
Impairment, restructuring and other	0.1%	—%	(0.2)%

Total operating expenses	32.7%	27.7%	30.7%

Income from operations	0.1%	2.8%	1.8%
Other income (expense):
Interest income	0.0%	0.2%	0.3%
Interest expense	(9.3)%	(7.8)%	(9.9)%
Loss on debt extinguishment	—%	(1.1)%	(12.5)%
Other income (expense), net	0.5%	1.5%	0.7%

Loss before income taxes	(8.7)%	(4.4)%	(19.6)%
Income taxes	(1.2)%	(1.2)%	(0.9)%

Net loss	(9.9)%	(5.6)%	(20.5)%
Accretion of preferred stock dividends	(2.2)%	(1.7)%	—%

Net loss attributable to common shareholders	(12.1)%	(7.3)%	(20.5)%

Comparison of the Years 2009, 2008 and 2007

Revenue

We derive our revenue from managed-IT services — including hosting, co-location and application services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations. These entities include mid-sized companies, divisions of large multinational companies and government agencies.

Total revenue for the fiscal year ended July 31, 2009, decreased 1.4% to approximately $152.7 million from approximately $154.9 million for the fiscal year ended July 31, 2008. The overall decline of approximately $2.2 million in revenue was mainly due to a $13.7 million reduction in professional-services revenues offset by an increase of $10.3 million in revenue from our enterprise-hosting and -application services. This increase was due to increased sales to new and existing customers, offset by a reduction of approximately $3.6 million due to changes in foreign-currency exchange rates. In addition, fiscal-year-2009 revenues increased $1.2 million, as compared to fiscal year 2008, due to increased sales from America’s Job

Exchange, our employment-services website (“AJE”). Revenue from related parties decreased 7% during the year ended July 31, 2009, to approximately $346,000 from approximately $372,000 during the year ended July 31, 2008.

Total revenue for the fiscal year ended July 31, 2008, increased 22.7% to approximately $154.9 million from approximately $126.2 million for the fiscal year ended July 31, 2007. The overall growth of approximately $28.7 million in revenue was mainly due to the addition of revenue from the companies acquired in August, September and October of 2007. Revenue from related parties increased 16% during the year ended July 31, 2008, to approximately $372,000, from approximately $322,000 during the year ended July 31, 2007.

No customer accounted for more than 5% of total revenues in fiscal year 2009 or 2008. One unrelated customer accounted for 8% of our total revenue in fiscal year 2007.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

Total cost of revenue of $102.5 million for the fiscal year ended July 31, 2009, decreased approximately $5.2 million, or 4.8%, from the cost of revenue of approximately $107.7 million for the fiscal year ended July 31, 2008. As a percentage of revenue, total cost of revenue for the fiscal year ended July 31, 2009, decreased to 67.1% from 69.5% for the fiscal year ended July 31, 2008. The overall decrease of approximately $5.2 million was primarily due to a decrease of $7.4 million in employee-related expenses, inclusive of a $0.2 million restructuring charge for severance and related costs for our professional-services organization. In addition, external consulting expenses, related primarily to lower professional-services revenue, were lower by approximately $1.4 million, telecommunication and bandwidth cost were lower by $1.3 million, amortization expense decreased by approximately $0.7 million, non-billable travel expense decreased by approximately $0.5 million and the data-center-migration charge of $0.4 million in fiscal year 2008 did not reoccur in fiscal year 2009. These decreases of $11.7 million were partially offset by increased depreciation expense of approximately $3.3 million; increased facility-related expenses, including rent and utilities, of approximately $2.6 million; and increased third-party pass-through charges and hardware- and software-maintenance and -licensing costs of approximately $0.6 million.

Total cost of revenue of $107.7 million for the fiscal year ended July 31, 2008, increased approximately $22.5 million, or 26.4%, from the cost of revenue of approximately $85.2 million for the fiscal year ended July 31, 2007. As a percentage of revenue, total cost of revenue for the fiscal year ended July 31, 2008, increased to 69.5% from 67.5% for the fiscal year ended July 31, 2007. The overall increase of approximately $22.5 million was primarily due to higher costs necessary to support the increase in revenues of $28.7 million. Incremental costs of revenue consisted of higher salaries and related costs (including stock-based compensation and travel expenses) of approximately $8.5 million; increased intangible-asset-amortization expense of approximately $3.8 million resulting from the acquisitions of Alabanza, Jupiter, netASPx and iCommerce during fiscal year 2008; increased depreciation expense of approximately $4.0 million; increased facility-related expenses, including rent and utilities, of approximately $4.1 million; increased telecommunication-related expenses of approximately $2.1 million; increased third-party hardware and software pass-through charges and hardware- and software-maintenance and -licensing costs of approximately $1.3 million; and a one-time data-center-migration charge of $0.4 million. These incremental expenses were partially offset by lower costs of outside consultants and billable expenses related to the delivery of professional-services revenue of approximately $1.7 million during the period.

Gross profit of $50.2 million for the fiscal year ended July 31, 2009, increased approximately $3.0 million, or 6.4%, from a gross profit of approximately $47.2 million for the fiscal year ended July 31, 2008. Gross profit for the fiscal year ended July 31, 2009, represented 32.9% of total revenue, as compared to 30.5% of total revenue for the fiscal year ended July 31, 2008. Gross-profit percentage was positively impacted during fiscal year 2009, as compared to fiscal 2008, primarily due to our continued focus on cost containments and the cost reductions in response to the lower professional-services revenue noted above.

Gross profit of $47.2 million for the fiscal year ended July 31, 2008, increased approximately $6.2 million, or 15.1%, from a gross profit of approximately $41.0 million for the fiscal year ended July 31, 2007. Gross profit for the fiscal year ended July 31, 2008, represented 30.5% of total revenue, as compared to 32.5% of total revenue for the fiscal year ended July 31, 2007. Gross-profit percentage was negatively impacted during fiscal year 2008, as compared to fiscal year 2007, mainly due to higher intangible-amortization costs and higher levels of professional-services business, which carries overall lower gross profit.

Operating Expenses

Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.

Selling and marketing expense increased 0.8% to approximately $20.3 million, or 13.3% of total revenue for the fiscal year ended July 31, 2009, from approximately $20.1 million, or 13.0% of total revenue for the fiscal year ended July 31, 2008. The increase of approximately $0.2 million resulted primarily from increased commission and referral-partner expenses of $1.1 million and an increase of $0.1 million related to advertising expense. This increase of $1.2 million was offset by a decrease of approximately $0.6 million in salary and related headcount expenses and decreased travel-related expenses of $0.4 million.

Selling and marketing expense increased 18.9% to approximately $20.1 million, or 13.0% of total revenue for the fiscal year ended July 31, 2008, from approximately $16.9 million, or 13.4% of total revenue for the fiscal year ended July 31, 2007. The increase of approximately $3.2 million resulted primarily from increased salary and headcount-related costs of $3.7 million (including stock-based compensation) supporting the growth in total revenue during the fiscal year ended July 31, 2008, and increased lead-referral fees of $0.3 million. These cost increases were partially offset by decreased commission-related expenses of $0.5 million and decreased sales-related marketing expenses of $0.3 million.

General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead.

General and administrative expense increased 4.4% to approximately $23.8 million for the fiscal year ended July 31, 2009, from approximately $22.8 million for the fiscal year ended July 31, 2008. General and administrative expense increased to 15.6% of total revenue for the fiscal year ended July 31, 2009, from 14.7% of total revenue for the fiscal year ended July 31, 2008. The increased expense of $1.0 million was attributable to an increase of approximately $1.4 million in legal fees resulting from an increase in litigation matters during the year; an increase in bad-debt expense of $0.6 million, excluding $0.7 million related to the receivables that were written off in connection with the “Loss on settlement” noted below; an increase of $0.5 million in facilities-related costs, including rent and utilities; an increase in bank-related fees of $0.5 million; and an increase in recruiting expense of $0.2 million. The increased expenses of $3.2 million were offset by lower employee-related costs, including stock-based compensation and travel, of $1.5 million; lower professional-services fees of $0.4 million; and a net decrease in depreciation and amortization of $0.3 million.

General and administrative expense increased 3.3% to approximately $22.8 million for the fiscal year ended July 31, 2008, from approximately $22.0 million for the fiscal year ended July 31, 2007. General and administrative expense decreased to 14.7% of total revenue for the fiscal year ended July 31, 2008, from 17.5% of total revenue for the fiscal year ended July 31, 2007. The total increased expenses of $0.8 million were attributable to an increase of $1.1 million in facilities-related costs, including rent and utilities; increased consulting and professional services of $1.0 million; increased bad-debt expense of $0.5 million; and increased miscellaneous fees, including non-income tax expenses and administrative-service charges of $0.7 million. The increased expenses were offset by lower transaction-related costs of $1.8 million, lower salary costs (including stock-based compensation) of $0.4 million and a net decrease in depreciation and amortization of $0.3 million.

Loss on settlement.  During fiscal year 2009 we entered into a settlement agreement with a former Jupiter customer to settle all pending litigation matters between us. We recorded a loss on settlement of $5.7 million, comprised of a $5.0 million cash settlement payment to this former customer and the write-off of $0.7 million of outstanding accounts receivable from this former customer, which accounts receivable were written off as part of this settlement.

Impairment, restructuring and other.  During fiscal year 2009 we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in operating expenses. No impairment, restructuring or other charges were recorded in fiscal year 2008.

We recorded a net impairment recovery of $0.2 million in fiscal 2007 primarily due to an impairment recovery of approximately $0.3 million related to revised assumptions due to securing a sublease of an impaired facility during the fiscal year ended July 31, 2007, offset by an approximate $0.1 million impairment charge related to the abandonment of additional space in our Syracuse, New York, facility.

Interest Income

Interest income decreased $221,000 to approximately $43,000 for the fiscal year ended July 31, 2009. The decrease is mainly due to lower levels of average cash balances during the year ended July 31, 2009, as compared to the fiscal year ended July 31, 2008.

Interest income decreased 21.7% to approximately $264,000, or 0.2% of total revenue, for the fiscal year ended July 31, 2008, from approximately $337,000, or 0.3% of total revenue, for the fiscal year ended July 31, 2007. The decrease of $73,000 is mainly due to lower levels of average cash balances during the year ended July 31, 2008, as compared to the fiscal year ended July 31, 2007, as a result of our use of cash for acquisitions during fiscal year 2008.

Interest Expense

Interest expense increased 17.7% to approximately $14.2 million, or 9.3% of total revenue, for the fiscal year ended July 31, 2009, from approximately $12.0 million, or 7.8% of total revenue, for the fiscal year ended July 31, 2008. The increase of $2.2 million is primarily related to an increased rate of interest and higher average outstanding debt balances during the fiscal year ended July 31, 2009.

Interest expense decreased 4.0% to approximately $12.0 million, or 7.8% of total revenue, for the fiscal year ended July 31, 2008, from approximately $12.5 million, or 9.9% of total revenue, for the fiscal year ended July 31, 2007. The decrease of $0.5 million is primarily related to a lower rate of interest on our outstanding long-term debt during the fiscal year ended July 31, 2008. The average long-term debt balance during the fiscal year ended July 31, 2008, compared to the fiscal year ended July 31, 2007, was higher due to an increase in the term-loan balance as a result of the debt refinancing in June 2007 and the acquisitions completed in the first quarter of fiscal year 2008.

Loss on Debt Extinguishment

No loss on debt extinguishment was recorded during the fiscal year ended July 31, 2009.

During the fiscal year ended July 31, 2008, we recorded a loss on debt extinguishment of $1.7 million in connection with the September 2007 refinancing of our credit agreement. The total amount of the loss on debt extinguishment consisted of the write-off of unamortized transaction fees and expenses related to the prior refinancing of our long-term debt in June 2007.

Other Income (Expense), Net

Other income was approximately $0.7 million for the fiscal year ended July 31, 2009, as compared to other income of approximately $2.3 million for the fiscal year ended July 31, 2008. Other income consists of sublease rental income and other miscellaneous income.

Other income was approximately $2.3 million for the fiscal year ended July 31, 2008, as compared to other income of approximately $0.9 million for the fiscal year ended July 31, 2007. Other income consists of a $1.6 million gain attributed to the settlement of the AppliedTheory litigation coupled with $0.7 million for sublease rental income and other miscellaneous income.

Income-Tax Expense

We recorded $1.9 million of deferred income-tax expense for the fiscal year ended July 31, 2009. Deferred income-tax expense of $1.9 million for the fiscal year ended July 31, 2009, was consistent with that recorded in the fiscal year ended July 31, 2008, and $0.7 million more than the amounts recorded for the fiscal year ended July 31, 2007. No income-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax-goodwill amortization related to the Surebridge asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by CBTM prior to the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007 and the asset acquisition of iCommerce in October 2007. Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over 15 years. For financial-statement purposes goodwill is not amortized for any of these acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss carryforwards, which expire within a definite period.

Liquidity and Capital Resources

As of July 31, 2009, our principal sources of liquidity included cash and cash equivalents of $10.5 million and a revolving-credit facility of $10.0 million provided under our credit agreement with a lending syndicate. At July 31, 2009, we had borrowed $10.0 million under the revolving-credit facility. Our current assets, including cash and cash equivalents of $10.5 million, were approximately $1.0 million less than our current liabilities at July 31, 2009, as compared to a positive working capital of $2.0 million, including cash and cash equivalents of $3.3 million, at July 31, 2008.

Cash and cash equivalents increased approximately $7.3 million for the fiscal year ended July 31, 2009. Our primary sources of cash included approximately $21.6 million in cash provided by operations and $10.4 million in proceeds from borrowings on notes payable. Net cash provided by operating activities of approximately $21.6 million for the fiscal year ended July 31, 2009, resulted from the funding of our net loss of $15.1 million, non-cash charges of $30.6 million and $6.1 million in net changes in operating assets and liabilities. The primary uses of cash for the fiscal year ended July 31, 2009, included $10.6 million to purchase property, plant and equipment; $13.1 million paid in respect of notes payable and capital-lease obligations; and $1.2 million of payments for debt-issuance costs. At July 31, 2009, we had an accumulated deficit of $519.6 million.

Our revolving-credit facility allows for maximum borrowing of $10.0 million and expires in June 2012. Outstanding amounts bear interest at either LIBOR plus 6% or, at our option, the Base Rate, as defined in our credit agreement, plus 5%. There is an additional 2% accruing as PIK interest until the leverage ratio has been lowered to 3:1. Interest becomes due, and is payable, quarterly in arrears.

We believe that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Contractual Obligations and Commercial Commitments

We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of July 31, 2009, are as follows:

		Less than			More than
Description	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Short/long-term debt	$116,757	$10,603	$2,184	$103,970	$—
Interest on debt(a)	39,936	11,456	19,792	8,688	—
Capital leases(b)	22,447	4,796	5,119	4,580	7,952
Bandwidth commitments	1,592	1,535	57	—	—
Property leases(b)(c)(d)	84,945	10,162	18,177	18,055	38,551

Total	$265,677	$38,552	$45,329	$135,293	$46,503

(a)	Interest on debt assumes that LIBOR is fixed at 3.15% and that our leverage ratio drops below 3:1 as of January 31, 2010, resulting in a 2% interest-rate decrease. The 2% accruing PIK interest will be paid in full at the end of the loan term.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of July 31, 2009.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company purchased from us the right to use 29,000 square feet in our Las Vegas data center and the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment of the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease.

Off-Balance-Sheet Financing Arrangements

We do not have any off-balance-sheet financing arrangements other than operating leases, which are recorded in accordance with generally accepted accounting principles.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In accordance therewith, we must make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; impairment of long-lived assets, goodwill and other intangible assets; stock-based compensation; impairment costs; and income taxes. We review our estimates on a regular basis and make adjustments based on historical experiences, current conditions and future expectations. We perform these reviews regularly and make adjustments in light of currently available information. We believe that these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition.  We derive our revenue from monthly fees for website and Internet-application management and hosting, co-location services and professional services. Reimbursable expenses charged to customers are included in revenue and cost of revenue. Revenue is recognized as services are performed in accordance with all applicable revenue-recognition criteria.

Application-management, hosting and co-location services are billed and recognized as revenue over the term of the applicable contract based on actual customer usage. These terms generally are one to five years. Installation fees associated with application-management, hosting and co-location services are billed when the installation service is provided and recognized as revenue over the term of the related contract. Installation fees generally consist of fees charged to set up a specific technological environment for a customer within a NaviSite data center. In instances where payment for a service is received in advance of performing those services, the related revenue is deferred until the period in which such services are performed. The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the term of the related contract.

Professional-services revenue is recognized on a time and materials basis as the services are performed for time- and materials-type contracts or on a percentage-of-completion method for fixed-price contracts. We estimate the percentage of completion using the ratio of hours incurred on a contract to the projected hours expected to be incurred to complete the contract. Estimates to complete contracts are prepared by project managers and reviewed by management each month. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined as the amount by which the estimated service costs of the contract exceed the estimated revenue that will be generated by the contract. Historically, our estimates have been consistent with actual results. Unbilled accounts receivable represent revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue-recognition criteria are met.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” when more than one element — such as professional services, installation and hosting services — are contained in a single arrangement, we allocate revenue between the elements based on acceptable fair-value-allocation methodologies, so long as each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of each undelivered element is determined, if sold separately, by the price charged or, if not sold separately, by other acceptable objective evidence. We apply judgment to ensure the appropriate application of EITF 00-21, including with respect to the determination of fair value for multiple deliverables, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others. For those arrangements with respect to which the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and generally recognized ratably over the term of the arrangement.

Existing customers are subject to initial and ongoing credit evaluations based on credit reviews that we perform and, subsequent to beginning as a customer, payment history and other factors, including the customer’s financial condition and general economic trends. If it is determined, subsequent to our initial evaluation at any time during the arrangement, that collectability is not reasonably assured, revenue is recognized as cash is received, as collectability is not considered probable at the time the services are performed.

Allowance for Doubtful Accounts.  We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon management’s estimates of uncollectible amounts based on historical bad debt. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.09 million to $0.2 million decrease to income from operations for the fiscal year ended July 31, 2009.

Impairment of Long-Lived Assets and Goodwill and Other Intangible Assets.  We review our long-lived assets, subject to amortization and depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Long-lived and other intangible assets include customer lists, customer-contract backlog, developed technology, vendor contracts, trademarks, non-compete agreements and property and equipment. Factors we consider important that could trigger an impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Recoverability is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows expected to be generated by the use and disposal of the asset are less than its carrying value and therefore impaired, we recognize the impairment loss as measured by the amount by which the carrying value of the assets exceeds its fair value. Fair value is determined based on discounted cash flows or values determined by reference to third-party valuation reports, depending on the nature of the asset. Assets to be disposed of are valued at the lower of the carrying amount or their fair value, less disposal costs. Property and equipment is primarily comprised of leasehold improvements, computer and office equipment and software licenses.

We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumption that we use in preparing our estimates of our reporting units’ projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. We completed our annual impairment review of goodwill as of July 31, 2008, and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At July 31, 2009 and 2008, the carrying value of goodwill and other intangible assets totaled $88.7 million and $96.0 million, respectively. Historically, our estimates have been consistent with actual results.

Impairment costs.  We generally record impairments related to underutilized real estate leases. Generally, whenever we determine that a facility will no longer be utilized or generate any future economic benefit, we record an impairment loss in the period such determination is made. As of July 31, 2009, our accrued lease-impairment balance totaled approximately $0.4 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve the consideration of a number of factors, including potential sublet-rental rates, the estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on our results of operations if actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, we often use third-party real estate professionals to assist us in our assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, our estimates have been consistent with actual results. A 10% to 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from operations for the fiscal year ended July 31, 2009, by approximately $0.04 million to $0.09 million.

Stock-Based Compensation.  Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. SFAS No. 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, we had measured options granted prior to August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise of the options, net proceeds, including tax benefits realized, are credited to equity.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to August 1, 2005, we established estimates for forfeitures. Stock-based compensation expense recognized in our consolidated statements of operations for the fiscal years ended July 31, 2008 and 2007, included compensation expense for stock-based payment awards granted before, but unvested as of, July 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted after July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), we use the Black-Scholes option-pricing model (the “Black-Scholes Model”). In utilizing the Black-Scholes Model, we are required to make certain estimates in order to determine the grant-date fair value of equity awards. These estimates can be complex and subjective and include the expected volatility of our common stock, our divided rate, a risk-free interest rate, the expected term of the equity award and the expected forfeiture rate of the equity award. Any changes in these assumptions may materially affect the estimated fair value of our recorded stock-based compensation.

Income Taxes.  Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2009 and 2008, respectively, a valuation allowance has been recorded against the gross deferred tax asset since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state net-operating-loss carryforwards at July 31, 2009, totaled $187.3 million. A 5% reduction in our current valuation allowance on these federal and state net-

operating-loss carryforwards would result in an income-tax benefit of approximately $3.8 million for the reporting period.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, we believe that we have appropriately accrued for exposures.

Recent Accounting Pronouncements

In September 2009 the FASB’s Emerging Issues Task Force issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting as well as how the arrangement consideration should be allocated among the separate units of accounting. The new guidance also requires enhanced financial-statement disclosures. We are currently assessing the impact that EITF 08-1 will have on our consolidated financial statements.

In November 2008 the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP and was launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting-standard documents are to be superseded, and all other accounting literature not included in the Codification are to be considered nonauthoritative. The Codification is effective for us for the interim period ending October 31, 2009, and it will not have an impact on our financial position or results of operations. We are currently evaluating the impact to our financial-reporting process of providing Codification references in our public filings.

In April 2008 the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for us beginning in fiscal 2010. We have evaluated the impact that the adoption of FSP FAS 142-3 will have on our financial position and results of operations and do not believe that it will have a material impact.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. We have evaluated the impact that the adoption of SFAS 161 will have on our financial position or results of operations and do not believe it will have a material impact.

In December 2007 the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151,” which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity rather than a liability, as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling-interest holders in consolidated financial statements. We adopted SFAS 160 beginning February 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141(R) all business combinations will be accounted for under the acquisition method. Significant changes from current guidance resulting from SFAS 141(R) include, among others, the requirement that contingent assets, liabilities and consideration be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs are to be expensed rather than treated as part of the acquisition. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141(R) to any acquisitions after July 31, 2009. The impact of this standard, if any, will not be known until consummation of a business combination under the new standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio, nor have we entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest-rate protection to effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have limited foreign operations and therefore face no material foreign-currency-exchange-rate risk. Our interest-rate risk at July 31, 2009, was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility. At July 31, 2009, we had no open derivative positions with respect to our borrowing arrangements. Because our loan’s LIBOR-related rate is fixed above LIBOR a hypothetical 100-basis-point increase in LIBOR would have resulted in no increase in our interest expense under our senior secured credit facility for the fiscal year ended July 31, 2009.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and schedules and the reports of our independent registered public accounting firm appear beginning on page F-2 of this report and are incorporated herein by reference.

Item 9.	Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our evaluation (with the participation of our principal executive and financial officers), as of the end of the period covered by this report, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal-control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Having assessed such controls accordingly, we believe that, as of July 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only a management’s report in this Annual Report.

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

Incorporated by reference to the portions of the Proxy Statement entitled “Proposal No. 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Management,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information — Audit Committee Financial Expert.”

During the fourth quarter of fiscal year 2009, we made no material changes to the procedures by which our stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.

Code of Ethics.  We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer, controller and other senior financial officers. Our code of business conduct and ethics is posted under the “Corporate Governance” section of our website, www.navisite.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics applicable to our chief executive officer, chief financial officer, controller or other senior financial officers by posting such information on our website.

Item 11.	Executive Compensation

Incorporated by reference to the portions of the Proxy Statement entitled “Executive Compensation” and “Additional Information — Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the portion of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2009

The following table sets forth certain information regarding our equity-compensation plans as of July 31, 2009.

(c)
Number of Securities
	(a)	(b)	Available for Future
	Number of Securities to	Weighted-Average	Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity-compensation plans approved by security holders	6,371,203	$3.58	1,450,862
Equity-compensation plans not approved by security holders	—		—

Total	6,371,203		1,450,862

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated by reference to the portions of the Proxy Statement entitled “Additional Information — Certain Relationships and Related Transactions,” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the portion of the Proxy Statement entitled “Additional Information — Independent Registered Public Accounting Firm Fees” and “Additional Information — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial-Statement Schedules

1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2. Financial-Statement Schedule.

Financial-Statement Schedule II of NaviSite and the corresponding Report of Independent Registered Public Accounting Firm on Financial-Statement Schedule are filed as part of this report. All other financial-statement schedules have been omitted because they are not required or not applicable or the information is otherwise included.

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

October 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	October 27, 2009

/s/ Arthur P. Becker Arthur P. Becker	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2009

/s/ James W. Pluntze James W. Pluntze	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2009

/s/ James H. Dennedy James H. Dennedy	Director	October 27, 2009

/s/ Larry W. Schwartz Larry W. Schwartz	Director	October 27, 2009

/s/ Thomas R. Evans Thomas R. Evans	Director	October 27, 2009

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of August 10, 2007, by and among NaviSite, Inc.; Navi Acquisition Corp.; Alabanza, LLC; and Hosting Ventures, LLC, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.2	Stock Purchase Agreement, dated August 10, 2007, by and among NaviSite, Inc.; Jupiter Hosting, Inc.; and the stockholders of Jupiter Hosting, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.3	Agreement and Plan of Merger, dated as of September 12, 2007, by and among NaviSite, Inc.; NSite Acquisition Corp.; netASPx, Inc.; and GTCR Fund VI, L.P., is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.4	Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock, dated as of September 12, 2007, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.5	Waiver of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock by netASPx Holdings, Inc., dated September 25, 2007, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008 (File No. 000-27597).
3.6	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/A (File No. 333-83501).
4.2	Specimen Certificate of Series A Convertible Preferred Stock of NaviSite, Inc., is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
10.1	Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2	Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3	Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).
10.4	Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5	Amendment No. 5 to Lease, dated as of August 15, 2008, by and between 400 Minuteman LLC and the Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.6		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.7		First Amendment to Lease, dated as of August 9, 2006, by and between the Registrant and Carr NP Properties L.L.C., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2006 (File No. 000-27597).
10	.8*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.9*	NaviSite, Inc., Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed November 13, 2007 (File No. 000-27597).
10	.10*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.11*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10	.12*	Separation Agreement dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.13*	Amendment No. 1 to Separation Agreement, dated as of December 4, 2008, by and between the Registrant and Arthur P. Becker, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-27597).
10.14		Warrant Purchase Agreement, dated as of February 13, 2007, by and among the Registrant, SPCP Group, LLC, and SPCP Group III, LLC, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.15		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group, LLC, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.16		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group III, LLC, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.17		Amendment No. 1 to Warrant, dated as of February 13, 2007, by and between the Registrant and SPCP Group, LLC, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-27597).
10.18		Credit Agreement, dated as of June 8, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.19		Security Agreement, dated as of June 8, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; and Canadian Imperial Bank of Commerce, acting through its New York agency, as collateral agent, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.20		Form of Term Note, to be made by NaviSite, Inc., is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.21		Form of Revolving Note to be made by NaviSite, Inc., is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).

Exhibit No.	Description of Exhibit

10.22	Amendment, Waiver and Consent Agreement No. 1, dated as of August 10, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K dated as of August 16, 2007 (File No. 000-27597).
10.23	Amended and Restated Credit Agreement, dated as of September 12, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).
10.24	Term Note, dated as of September 12, 2007, issued by NaviSite, Inc., to CIBC, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).
10.25	Waiver No. 2, dated as of November 2, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-27597).
10.26	Amendment, Waiver and Consent Agreement No. 3, dated as of January 31, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007
(File No. 000-27597).
10.27	Amendment and Consent Agreement No. 4, dated as of June 20, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10.28	Amendment, Waiver and Consent Agreement No. 5, dated as of October 30, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of October 29, 2008 (File No. 000-27597).
10.29	Registration Rights Agreement, dated as of September 12, 2007, by and between NaviSite, Inc., and GTCR Fund VI, L.P., is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 18, 2007 (File No. 000-27597).
10.30	Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10.31		Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, James W. Pluntze, R. Brooks Borcherding, Mark Clayman, Nasir Cochinwala, Monique Cormier, Denis Martin, Sumeet Sabharwal, Rathin Sinha and Mark Zingale, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.32		Lease and Services Agreement, by and between NaviSite Europe Limited and Global Switch (London) Limited, is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/A filed on March 8, 2004 (File No. 333-12087).
10	.33*	NaviSite, Inc., Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.34*	Amendment No. 1 to the NaviSite, Inc., Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.35*	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).
10	.36*	Form of Amendment No. 1 to Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.37*	Form of Director Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.38*	Form of Employee Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.39*	Employment Offer Letter, dated August 12, 2005, between the Registrant and Monique Cormier, is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-27597).
10	.40*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Monique Cormier, is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.41*	Separation Agreement, dated as of July 31, 2007, by and between the Registrant and James W. Pluntze, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 2, 2007 (File No. 000-27597).
10	.42*	Amendment No. 1 to Separation Agreement, dated as of December 4, 2008, by and between the Registrant and James W. Pluntze, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-27597).
10	.43*	NaviSite, Inc., Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007 (File No. 000-27597).
10	.44*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Arthur Becker, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10K for the fiscal year ended July 31, 2006 (File No. 000-27597).
10	.45*	2007 Bonus Letter, dated October 24, 2006, by and between the Registrant and Monique Cormier, is incorporated herein by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-27597).
10	.46*	Offer of Employment, dated as of May 19, 2004, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.47*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.48*	Amendment No. 1 to Separation Agreement, dated as of December 7, 2008, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K filed on December 9, 2008 (File No. 000-27597).
10	.49*	Offer of Employment, dated as of June 17, 2005, by and between the Registrant and Nasir Cochinwala, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.50*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Nasir Cochinwala, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.51*	Offer Letter, dated as of March 27, 2009, effective as of April 3, 2009, by and between the Registrant and R. Brooks Borcherding, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2009 (File No. 000-27597).
10	.52*	Separation Agreement, dated as of April 13, 2009, by and between the Registrant and R. Brooks Borcherding.
10	.53*	Offer Letter, dated as of August 28, 2009, by and between the Registrant and Mark Zingale.
10	.54*	Separation Agreement, dated as of August 31, 2009, by and between the Registrant and Mark Zingale.
10	.55*	Summary of the Registrant’s FY 2010 Executive Management Bonus Program is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 (File No. 000-27597).
10	.56*	Offer Letter, dated as of June 22, 2003, by and between the Registrant and Denis Martin.
10	.57*	Separation Agreement, dated as of April 6, 2006, by and between the Registrant and Denis Martin.
10	.58*	Amendment No. 1 to Separation Agreement, dated as of December 8, 2008, by and between the Registrant and Denis Martin.
10	.59*	Offer Letter, dated as of September 17, 2004, by and between the Registrant and Sumeet Sabharwal.
10	.60*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Sumeet Sabharwal.
10	.61*	Offer Letter, dated as of May 8, 2007, by and between the Registrant and Rathin Sinha.
10	.62*	Amended and Restated Separation Agreement, dated as of September 3, 2009, by and between the Registrant and Rathin Sinha.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement.

INDEX TO NAVISITE, INC., CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended July 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit and Comprehensive Loss for the Years Ended July 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended July 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Financial-Statement Schedule	F-39
Financial-Statement Schedule II — Valuation and Qualifying Accounts	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Boston, Massachusetts
October 27, 2009

NAVISITE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$10,534	$3,261
Accounts receivable, less allowance for doubtful accounts of $1,820 and $897 at July 31, 2009 and 2008, respectively	16,417	18,927
Unbilled accounts receivable	1,361	1,711
Prepaid expenses and other current assets	6,336	11,369

Total current assets	34,648	35,268
Property and equipment, net	32,048	38,141
Intangible assets, net of accumulated amortization	22,093	29,290
Goodwill	66,566	66,683
Other assets	6,769	4,446
Restricted cash	1,556	1,885

Total assets	$163,680	$175,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$10,603	$6,100
Capital lease obligations, current portion	3,040	3,166
Accounts payable	5,375	7,033
Accrued expenses	9,490	11,070
Accrued interest	1,837	1,367
Accrued lease abandonment costs, current portion	332	857
Deferred revenue	4,285	2,741
Deferred other income and customer deposits	662	886

Total current liabilities	35,624	33,220
Capital lease obligations, less current portion	10,973	14,922
Accrued lease abandonment costs, less current portion	96	428
Deferred tax liabilities	7,492	5,597
Other long-term liabilities	7,565	4,939
Notes payable, less current portion	106,154	107,850

Total liabilities	167,904	166,956

Series A Convertible Preferred stock, $0.01 par value; designated 5,000 shares; issued and outstanding: 3,664 at July 31, 2009; 3,320 shares at July 31, 2008	30,879	27,529
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; issued and outstanding: 35,911 and 35,232 at July 31, 2009 and 2008, respectively	359	352
Accumulated other comprehensive (loss) income	(1,024)	253
Additional paid-in capital	485,136	485,086
Accumulated deficit	(519,574)	(504,463)

Total stockholders’ deficit	(35,103)	(18,772)

Total liabilities and stockholders’ deficit	$163,680	$175,713

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue, net	$152,326	$154,507	$125,860
Revenue, related parties	346	372	322

Total revenue	152,672	154,879	126,182

Cost of revenue	79,340	87,355	72,634
Depreciation and amortization	22,948	20,360	12,562
Restructuring charge	209	—	—

Total cost of revenue	102,497	107,715	85,196

Gross profit	50,175	47,164	40,986

Operating expenses:
Selling and marketing	20,279	20,116	16,924
General and administrative	23,781	22,773	22,043
Loss on settlement	5,736	—	—
Impairment, restructuring and other, net	180	—	(231)

Total operating expenses	49,976	42,889	38,736

Income from operations	199	4,275	2,250
Other income (expense):
Interest income	43	264	337
Interest expense	(14,164)	(12,033)	(12,476)
Loss on debt extinguishment	—	(1,651)	(15,712)
Other income, net	705	2,295	864

Loss from operations before income taxes	(13,217)	(6,850)	(24,737)
Income taxes	(1,894)	(1,834)	(1,173)

Net loss	(15,111)	(8,684)	$(25,910)
Accretion of preferred stock dividends	(3,350)	(2,656)	—

Net loss attributable to common stockholders	$(18,461)	$(11,340)	$(25,910)

Basic and diluted net loss per common share
Net loss per common share attributable to common stockholders	$(0.52)	$(0.33)	$(0.85)

Basic and diluted weighted average number of common shares outstanding	35,528	34,731	30,512

Stock-based compensation expense:
Cost of revenue	$1,268	$1,794	$1,342
Selling and marketing	557	746	570
General and administrative	1,298	1,830	1,784
Restructuring charge	19	—	—

Total stock-based compensation expense	$3,142	$4,370	$3,696

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

					Accumulated
					Other	Additional		Stockholders’
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	(Deficit)	Loss
Balance at July 31, 2006	—	$—	28,959	$290	$203	$467,400	$(469,869)	$(1,976)
Exercise of common stock options	—	—	1,442	14	—	4,034	—	4,048
Exercise of common stock purchase warrants	—	—	1,730	17	—	—	—	17
Conversion of note payable	—	—	1,375	14	—	3,850	—	3,864
Issuance of common stock purchase warrants	—	—	—	—	—	2,219	—	2,219
Stock compensation and amortization of deferred stock-based compensation	—	—	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	—	—	(25,910)	(25,910)	(25,910)
Currency translation adjustment	—	—	—	—	178	—	—	178	178

Total comprehensive loss	—	—	—	—	—	—	—	—	(25,732)

Balance at July 31, 2007	—	—	33,506	335	381	481,199	(495,779)	(13,864)
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	664	7	—	1,947	—	1,954
Issuance of preferred stock	3,125	24,873	—	—	—	—	—
Preferred stock dividend	195	2,656	—	—	—	(2,656)		(2,656)
Issuance of common stock related to acquisition	—	—	25	—	—	226	—	226
Exercise of common stock purchase warrants	—	—	1,000	10	—	—	—	10
Vesting of restricted stock and stock-based compensation	—	—	37	—	—	4,370	—	4,370
Net loss	—	—	—	—	—	—	(8,684)	(8,684)	(8,684)
Currency translation adjustment	—	—	—	—	(128)	—	—	(128)	(128)

Total comprehensive loss	—	—	—	—	—	—	—	—	(8,812)

Balance at July 31, 2008	3,320	$27,529	35,232	$352	$253	$485,086	$(504,463)	$(18,772)
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	519	5	—	259	—	264
Preferred stock dividend	344	3,350	—	—	—	(3,350)		(3,350)
Vesting of restricted stock and stock-based compensation	—	—	160	2	—	3,141	—	3,143
Net loss	—	—	—	—	—	—	(15,111)	(15,111)	(15,111)
Currency translation adjustment	—	—	—	—	(1,277)	—	—	(1,277)	(1,277)

Total comprehensive loss	—	—	—	—	—	—	—	—	(16,388)

Balance at July 31, 2009	3,664	$30,879	35,911	$359	$(1,024)	$485,136	$(519,574)	$(35,103)

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(15,111)	$(8,684)	$(25,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,638	21,223	13,684
Mark to market for interest rate cap	73	91	106
Deferred income tax expense	1,894	1,834	1,173
(Gain) loss on disposal of assets	(14)	17	(11)
Gain on settlements	—	(1,607)	—
Impairment costs (recoveries) associated with abandoned leases	—	—	(231)
Amortization of warrants	—	—	1,907
Non-cash stock compensation	3,142	4,370	3,696
Provision for bad debts	1,908	581	36
Loss on debt extinguishment	—	1,651	15,712
Changes in operating assets and liabilities, net of impact of acquisitions Accounts receivable	278	(500)	(3,215)
Due from related parties	—	—	30
Unbilled accounts receivable	299	(765)	(490)
Prepaid expenses and other current assets, net	5,474	(7,222)	(608)
Other assets	(1,874)	(87)	1,365
Accounts payable	(1,553)	2,241	(1,710)
Deferred other income and customer deposits	(464)	(132)	(653)
Other long-term liabilities	3,204	936	(165)
Accrued expenses and deferred revenue	680	(7,970)	2,198

Net cash provided by operating activities	21,574	5,977	6,914

Cash flows from investing activities:
Purchase of property and equipment	(10,648)	(11,975)	(7,934)
Cash used for acquisitions, net of cash acquired	—	(31,373)	—
Proceeds from the sale of equipment	32	1	11
Changes in restricted cash position	45	13,535	(7,986)

Net cash used for investing activities	(10,571)	(29,812)	(15,909)

Cash flows from financing activities:
Proceeds from exercise of stock options & employee stock purchase plan	264	1,954	4,048
Proceeds from exercise of warrants	—	10	17
Proceeds from notes payable, net	10,436	28,881	95,517
Repayment of notes payable	(8,997)	(10,114)	(78,074)
Debt issuance costs	(1,184)	(1,509)	(1,541)
Payments on capital lease obligations	(4,091)	(3,827)	(2,631)

Net cash (used)provided by financing activities	(3,572)	15,395	17,336

Effect of exchange rate change on cash and cash equivalents	(158)	—	—
Net increase(decrease) in cash and cash equivalents	7,273	(8,440)	8,341
Cash and cash equivalents, beginning of year	3,261	11,701	3,360

Cash and cash equivalents, end of year	$10,534	$3,261	$11,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,950	$11,397	$7,709
Supplemental disclosure of non-cash transactions:
Equipment purchased under capital leases	$2,514	$17,652	$2,668
Conversion of long term debt to common stock	$—	$—	$3,864
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$—	$24,873	$—
Accretion of Preferred Stock	$3,350	$2,656	$—

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At July 31, 2009, NaviSite had 15 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Substantially all revenue is generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)  Basis of Presentation and Background

NaviSite was formed in 1996 within CMGI, Inc. (currently known as ModusLink Global Solutions, Inc. ((“ModusLink”)), our former majority stockholder, to support the networks and host websites of ModusLink, its subsidiaries and several of its affiliated companies. In 1997 we began offering and supplying website-hosting and -management services to companies not affiliated with ModusLink. We were incorporated in Delaware in December 1998. In October 1999 we completed our initial public offering of common stock and remained a majority-owned subsidiary of ModusLink until September 2002, at which time CBT became our majority stockholder.

In August 2007 we acquired the outstanding capital stock of Jupiter Hosting, Inc., a privately held company based in Santa Clara, California, that provides managed-hosting services. We also acquired the assets and assumed certain liabilities of Alabanza, LLC, and Hosting Ventures, LLC (together, “Alabanza”). Alabanza was a provider of dedicated and shared managed hosting services.

In September 2007 we acquired the outstanding capital stock of netASPx, Inc., an application-management service provider. In October 2007 we acquired the assets of iCommerce, Inc., a reseller of dedicated hosting services.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NaviSite, Inc., and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates that we made include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation and the determination of the deferred-tax-valuation allowance.

(d)  Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. We had restricted cash of $1.8 million and $1.9 million as of July 31, 2009, and July 31, 2008,

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including $0.3 million that is classified as short-term in our consolidated balance sheet as of July 31, 2009, and included in “Prepaid expenses and other current assets.”

At July 31, 2009 and 2008, restricted cash consists of cash-collateral requirements for standby letters of credit associated with several of our facility leases.

(e)  Revenue Recognition

Revenue, net, consists of monthly fees for application-management services, managed-hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net and cost of revenue. Application management, managed-hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years. Installation and up-front fees associated with application management, managed-hosting solutions and co-location services are billed at the time that the installation service is provided and recognized as revenue over the term of the related contract. The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.

Revenue from professional services is recognized as services are delivered, for time- and materials-type contracts, and using the percentage-of-completion method, for fixed-price contracts. For fixed-price contracts, progress towards completion is measured by a comparison of the total hours incurred on the project to date to the total estimated hours required upon completion of the project. When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period. Contract losses are determined to be the amount by which the estimated service-delivery costs of the contract exceed the estimated revenue that will be generated by the contract. Unbilled accounts receivable represent revenue for services performed that have not yet been billed as of the balance-sheet date. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue-recognition criteria are met.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” when more than one element — such as professional services, installation and hosting services — are contained in a single arrangement, we allocate revenue between the elements based on acceptable-fair-value-allocation methodologies, so long as each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of each undelivered element is determined, if sold separately, by the price charged or, if not sold separately, by other acceptable objective evidence. We apply judgment to ensure the appropriate application of EITF 00-21, including with respect to the determination of fair value for multiple deliverables, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others. For those arrangements with respect to which the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and generally recognized ratably over the term of the arrangement.

(f)  Allowance for Doubtful Accounts

We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon management’s estimates of uncollectible amounts based on historical bad debt.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)  Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable and accrued expenses. As of July 31, 2009 and 2008, the carrying cost of these instruments approximated their fair value.

Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to our broad and diverse customer base. No customer accounted for more than 5% of total revenues in fiscal years 2009 and 2008 or 5% of the total accounts-receivable balance as of July 31, 2009 and 2008. One third-party customer accounted for 8% of our total revenue for the fiscal year ended July 31, 2007. Accounts receivable included approximately $1.6 million due from this third-party customer at July 31, 2007.

(h)  Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our consolidated balance sheets as a component of stockholders’ deficit.

(i)  Property and Equipment

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

Renewals and betterments that materially extend the life of an asset are capitalized and depreciated. Upon disposal of an asset, its cost and the related accumulated depreciation are removed from their respective accounts and any gain or loss reflected within “Other income, net,” in our consolidated statements of operations.

(j)  Long-Lived Assets, Goodwill and Other Intangibles

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

We review the valuation of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth fiscal quarter of each year. In addition to annual testing, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations. Our valuation methodology for assessing impairment requires us to make

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record additional impairment charges in the future.

(k)  Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expense for the years ended July 31, 2009, 2008 and 2007, were approximately $0.7 million, $0.7 million and $0.4 million, respectively.

(l)  Income Taxes

Income taxes are accounted for using the asset-and-liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases and operating-loss and tax-credit carryforwards. Deferred-tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income, if any, in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred-tax assets and liabilities of a change in tax rates is recognized in income in the period in which the rate change is enacted.

On August 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes. FIN 48 requires that, in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not threshold, which is met if the benefit has a likelihood of greater than 50% of being sustained upon examination by the taxing authorities. The adoption of FIN 48 did not have a material effect on our financial statements. No cumulative effect was booked through beginning retained earnings.

As of the adoption date, we have determined that we do not have any gross unrecognized tax benefits. We do not expect significant changes in the amounts of unrecognized tax benefits within the next 12 months.

(m)  Derivative Financial Instruments

Derivative instruments are recorded as either assets or liabilities and measured at fair value. Changes in fair value are recognized currently in earnings, within “Other income, net,” in our consolidated statements of operations. We utilize interest-rate derivatives to minimize the risk related to rising interest rates on a portion of our floating-rate debt and did not qualify to apply hedge accounting. The interest-rate differentials to be received under such derivatives and the changes in the fair value of the instruments are recognized as adjustments to Other income, net, each reporting period. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. We do not use derivatives financial instruments for trading purposes.

(n)  Lease Expense

Lease expense for our real estate leases, which generally have escalating lease payments over their terms, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases.” The difference between the expense recorded in our consolidated statements of operations and the amount paid is recorded as deferred rent and is included in our consolidated balance sheets. We had deferred rent of $4.4 million and $3.1 million as of July 31, 2009 and 2008, respectively. Included in these amounts are long-term deferred rent balances of $4.3 million and $2.9 million as of July 31, 2009 and 2008, respectively, which amounts are included in the “Other long-term liabilities” caption in our consolidated balance sheets.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)  Stock-Based Compensation Plans

In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either (i) equity instruments of the company or (ii) liabilities that (A) are based on the fair value of the company’s equity instruments or (B) may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic-value method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. In March 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding its interpretation of SFAS 123(R). SAB No. 107 provides the SEC’s views regarding interpretations of SFAS 123(R) in light of certain SEC rules and regulations and provides guidance related to the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of financial statements in analyzing the information provided.

Following the guidance in SAB No. 107, on August 1, 2005, we adopted SFAS 123(R) using the modified-prospective method, and, accordingly, we have not restated our consolidated results of operations from prior interim periods and fiscal years. SFAS 123(R) requires us to measure compensation cost for all share-based awards at fair value on the date of grant and to recognize compensation expense over the service period during which the awards are expected to vest for each separately vesting portion of each award. We generally grant options under its equity plans that vest as to 25% of the original number of shares six months after the grant date and thereafter in equal monthly amounts over the three-year period commencing six months after the grant date.

Upon adoption of SFAS 123(R), we began recognizing compensation expense associated with awards granted after August 1, 2005, and the unvested portion of previously granted awards that were outstanding as of August 1, 2005, in our consolidated statement of operations.

Stock Options

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) for the fiscal years ended July 31, 2009, 2008, and 2007, respectively, and the allocation of such expense.

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Cost of revenue	$1,052	$1,724	$1,342
Selling and marketing	457	710	570
General and administrative	507	903	1,784

	$2,016	$3,337	$3,696

We included in our 2007 expense $0.8 million of stock-based compensation relating to a modification of stock options held by our former chief financial officer, who resigned in January 2007. Pursuant to a lock-up agreement, we amended his option agreements to extend the time before which those of his options that had vested as of his last date of employment could be exercised from 90 days from his date of termination to 227 days therefrom. Modifications to option agreements under SFAS 123(R) require re-measurement of the fair value of the option based on a comparison of the fair value immediately before and after the modification and a corresponding charge to earnings.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes Model, assuming no expected dividends and the following weighted average assumptions. The weighted average risk-free interest-rate assumption is based on the U.S. Treasury rates as of the month of grant. The expected volatility is based on the historical volatility of our stock price over the expected term of the option. The estimate of the expected life of an option is based on its contractual term and past employee-exercise behavior.

	Years Ended July 31,
	2009	2008	2007

Risk-free interest rate	1.67%	3.40%	4.62%
Expected volatility	90.91%	82.65%	99.03%
Expected life (years)	2.72	2.50	3.00
Weighted average fair value of options granted	$0.70	$3.21	$3.19

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the fiscal years ended July 31, 2009, 2008 and 2007, we estimated that 5% of options granted would be forfeited before the end of the first vesting tranche. Forfeitures after the first vesting tranche are not considered to be material.

The following table reflects stock-option activity under our equity-incentive plans for the fiscal year ended July 31, 2009.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(Thousands)

Options outstanding, beginning of year	6,722,165	$3.94
Granted	867,225	$1.33
Exercised	(85,701)	$1.55
Forfeited or Expired	(1,132,486)	$4.15

Options outstanding, July 31, 2009	6,371,203	$3.58	6.53	$331

Options exercisable, July 31, 2009	5,064,249	$3.57	5.98	$68

The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2009, 2008 and 2007, was approximately $0.1 million, $3.0 million and $5.4 million, respectively.

As of July 31, 2009, unrecognized stock-based compensation related to stock options was approximately $5.0 million. This cost is expected to be expensed over a weighted average period of 2.18 years.

Non-Vested Shares

Non-vested stock is shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Non-vested stock is expensed ratably over the term of the restriction period.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense related to non-vested shares under SFAS 123(R) for the fiscal years ended July 31, 2009, 2008, and 2007, and the allocation of such expense.

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Cost of revenue	$129	$3	$—
Selling and marketing	66	2	—
General and administrative	773	898	—

	$968	$903	$—

The fair value of non-vested shares is based on the market price of our common stock on the grant date. The total grant-date fair value of non-vested stock that vested during the fiscal years ended July 31, 2009 and 2008, was approximately $0.3 and $0.2 million, respectively. As of July 31, 2009, there was approximately $2.0 million of total unrecognized compensation expense related to non-vested stock to be recognized over a weighted average period of 4.69 years.

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan (the “ESPP”), employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase newly issued shares of our common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period.

Stock-compensation expense for the ESPP is recognized over the offering period. Each offering period consists of six months.

The following table summarizes stock-based compensation expense related to the ESPP under SFAS 123(R) for the fiscal years ended July 31, 2009, 2008 and 2007, and the allocation of such expense.

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Cost of revenue	$93	$67	$—
Selling and marketing	34	34	—
General and administrative	31	29	—

	$158	$130	$—

We issued 433,901 and 66,074 shares of common stock in fiscal years ended July 31, 2009 and 2008, respectively. As of July 31, 2009, there was approximately $128,000 of unrecognized compensation expense related to the offering periods in progress at July 31, 2009. The expense is to be recognized over a period of five months. Although the ESPP existed in fiscal year 2007, there were limited shares available for issuance.

(p)  Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and diluted common-equivalent shares outstanding during the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.

The following table sets forth common-stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Years Ended July 31,
	2009	2008	2007

Common-stock options	105,765	1,943,861	1,984,040
Common-stock warrants	1,188,783	1,197,992	1,428,209
Non-vested stock	134,222	151,604	—
Series A convertible preferred stock	3,724,844	3,356,202	—
ESPP	—	28,119	—

Total	5,153,614	6,677,778	3,412,249

(q)  Segment Reporting

We currently operate in one reportable segment, managed IT services. Our chief operating decision-maker reviews financial information at a consolidated level.

(r)  Recent Accounting Pronouncements

In September 2009 the FASB’s Emerging Issues Task Force issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance also requires enhanced financial-statement disclosures. We are currently assessing the impact that EITF 08-1 will have on our consolidated financial statements.

In November 2008 the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the IASB. Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP and was launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting-standard documents are to be superseded, and all accounting literature excluded from the Codification is to be considered nonauthoritative. The Codification is effective for us for the interim period ending October 31, 2009, but will not have an impact on our financial position or results of operations. We are currently evaluating the impact on our financial-reporting process of providing Codification references in our public filings.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008 the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for us beginning in fiscal 2010. We have evaluated the impact that the adoption of FSP FAS 142-3 will have on our financial position and results of operations and do not believe that it will have a material impact.

In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. We have evaluated the impact that the adoption of SFAS 161 will have on our financial position and results of operations and do not believe that it will have a material impact.

In December 2007 the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 151,” which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity rather than a liability, as is current practice. SFAS 160 applies to non-controlling interests and transactions with non-controlling-interest holders in consolidated financial statements. We adopted SFAS 160 beginning February 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value.” Under SFAS 141(R) all business combinations will be accounted for under the acquisition method. Significant changes from current guidance resulting from SFAS 141(R) include, among others, the requirement that contingent assets, liabilities and consideration be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs are to be expensed rather than treated as part of the acquisition. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141(R) to any acquisitions after July 31, 2009. The impact of this standard, if any, will not be known until the consummation of a business combination under the new standard.

(s)  Foreign Currency

The functional currencies of our international subsidiaries are the local currencies. The financial statements of the subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenue, cost of revenue and expenses. Translation gains and losses are deferred and accumulated as a separate component of stockholders’ deficit under “Accumulated other comprehensive income (loss).”

(t)  Subsequent Event

Effective July 2009 we adopted the provisions of the FASB-issued SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the date on which the financial statements were issued or were available to be issued. In accordance with SFAS 165, we have evaluated subsequent events through October 27, 2009, the date of issuance of our consolidated financial statements. During the period from August 1, 2009, to October 27, 2009, we did not have any material recognizable subsequent events.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u)  Reclassifications

Certain fiscal-year 2008 and 2007 amounts have been reclassified to conform to the fiscal-year 2009 financial-statement presentation.

(3)	Impairment of Long-Lived Assets

During the fiscal year ended July 31, 2007, we recorded a recovery of a previously impaired lease totaling $0.3 million. This recovery reflected a change in sublease assumptions related to a lease impairment recorded in a prior reporting period. In the fourth quarter of our fiscal year 2007, we recorded an impairment charge related to our Syracuse, New York, facility reflecting abandoned space in that facility. The charge totaled $0.06 million. The net impairment recovery of $0.2 million is reported in our consolidated statement of operations for the fiscal year ending July 31, 2007, as a component of operating expenses.

Impairment charges are recorded in our consolidated statements of operations based upon the nature of the asset being impaired and the nature of the asset’s use. The impairments that we recorded as a separate component of cost of revenue related to assets that were either being utilized or had at some time been utilized to generate revenue. The determination was based on how the assets had historically been expensed, either as lease expense or depreciation or amortization.

(4)	Property and Equipment

Property and equipment consisted of the following:

	July 31,
	2009	2008
	(In thousands)

Office furniture and equipment	$4,208	$4,522
Computer equipment	75,766	68,968
Software licenses	15,798	15,270
Leasehold improvements	25,838	26,981

	121,610	115,741
Less: Accumulated depreciation and amortization	(89,562)	(77,600)

Property and equipment, net	$32,048	$38,141

The estimated useful lives of our property and equipment are as follows:   office furniture and equipment, 5 years; computer equipment, 3 years; software licenses, 3 years or the life of the license; and leasehold improvements, the lesser of the lease term and the asset’s estimated useful life.

Property and equipment held under capital leases, which are classified primarily as computer equipment and leasehold improvements above, was as follows:

	July 31,
	2009	2008
	(In thousands)

Computer equipment	$20,637	$15,582
Leasehold improvements	12,119	14,660

Total cost	$32,756	$30,242
Accumulated depreciation and amortization	(15,324)	(11,777)

	$17,432	$18,465

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated useful lives of assets held under capital leases in circumstances in which the lease does not transfer ownership of the property by the end of the lease term or contains a bargain purchase option are determined in a manner consistent with our normal depreciation policy except that the period of amortization is the lease term.

(5)	Intangible Assets

Intangible assets, net consisted of the following:

	July 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$39,392	$(26,498)	$12,894
Customer contract backlog	14,600	(7,619)	6,981
Developed technology	3,140	(1,506)	1,634
Vendor contracts	700	(637)	63
Trademarks	670	(220)	450
Non-compete agreements	206	(135)	71

Total	$58,708	$(36,615)	$22,093

	July 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$39,670	$(23,400)	$16,270
Customer-contract backlog	14,600	(4,845)	9,755
Developed technology	3,140	(966)	2,174
Vendor contracts	700	(314)	386
Trademarks	670	(105)	565
Non-compete agreements	206	(66)	140

Total	$58,986	$(29,696)	$29,290

Intangible-asset amortization expense for the years ended July 31, 2009, 2008 and 2007, aggregated $7.2 million, $7.9 million and $3.9 million, respectively. During fiscal years 2009 and 2008, we adjusted the intangible assets and accumulated amortization by $0.3 million and $0.3 million, respectively, to reflect the disposal of one of our acquired intangibles in each year. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,
(In thousands)

2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
2014	$1,869

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Goodwill

The following table details the carrying amount of goodwill for the fiscal years ended July 31:

	2009	2008	2007
	(In thousands)

Goodwill as of August 1	$66,683	$43,159	$43,159
Acquired goodwill	—	23,524	—
Adjustments to goodwill	(117)	—	—

Goodwill as of July 31	$66,566	$66,683	$43,159

Goodwill acquired during the fiscal year ended July 31, 2008, was related to our acquisitions of Jupiter, Alabanza, netASPx and iCommerce. Goodwill was adjusted during fiscal year 2009, reflecting the finalization of purchase-accounting reserves made within one year of the acquisition date.

(7)	Discontinued Operations

In August 2007 we launched AJE, an employment-services website. This site utilizes technology developed in connection with the provision of services to a former customer. Upon termination of the use of the service by our customer, AJE was launched as an independent employment-services site utilizing an advertising-revenue and premium-enhanced-services model. In August 2007 we determined that AJE is not core to our business. Pursuant to a plan developed in August 2007, we were actively seeking to dispose of AJE, and, accordingly, the results of its operations, its assets and liabilities and its cash flows had been presented as discontinued operations in our condensed consolidated financial statements. During the fourth quarter of fiscal 2009, we determined that it was no longer probable that a transaction would be completed within one year and therefore have reclassified AJE operations back into continuing operations for both the most current year and previously reported periods. Revenue for the fiscal years ending July 31, 2009 and 2008, was $1,532 and $313, respectively.

(8)	Accrued Expenses

Accrued expenses consist of the following:

	July 31,
	2009	2008
	(In thousands)

Accrued payroll, benefits and commissions	$4,086	$4,561
Accrued legal	636	229
Accrued accounts payable	2,408	3,214
Accrued sales, use, property and miscellaneous taxes	421	599
Accrued other	1,939	2,467

	$9,490	$11,070

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Debt

Debt consists of the following:

	July 31,	July 31,
	2009	2008
	(In thousands)

Total debt	$116,757	$113,950
Less current portion, term loan, revolver and other debt	10,603	6,100

Long-term term loan	$106,154	$107,850

(a)  Senior Secured Credit Facility

In June 2007 we entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six-year single-draw term loan (the “Term Loan”) totaling $90.0 million and a five-year $10.0 million revolving-credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under the Silver Point Debt (which we describe in subsection (b) below), to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data-center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by the Company and certain of its subsidiaries.

Under the Term Loan we are required to make principal amortization payments during the six-year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of our fiscal quarters. In June 2013 the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition, amounts outstanding under the Credit Agreement are subject to mandatory prepayment in certain cases, including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory prepayment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, we are entitled to retain the first $5.0 million raised and must prepay amounts owed under the Credit Agreement with 100% of any equity-offering proceeds that exceed $5.0 million.

Amounts outstanding under the initial Credit Agreement bore interest at either (a) the LIBOR rate plus 3.5% or, at our option, (b) the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective Rate plus 0.5%. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest-rate arrangements to minimize exposure to interest-rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan.

The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed-charge-coverage ratio, a maximum total-leverage ratio and an annual capital-expenditure limitation. At July 31, 2007, we had exceeded the maximum allowable annual capital expenditures under the terms of the Credit Agreement for the fiscal year ended July 31, 2007. In September 2007, in connection with an amendment to the Credit Agreement that waived the violation as of July 31, 2007, we received an increase in the maximum allowable annual capital expenditures for the fiscal year ended July 31, 2007. Non-financial covenants include restrictions on our ability to pay dividends, to make investments, to sell assets, to enter into merger or acquisition transactions, to incur indebtedness or liens, to enter into leasing transactions, to alter our capital structure and to issue equity. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data-center expansion in the United Kingdom.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from the Term Loan were used to extinguish all of our outstanding debt with Silver Point Finance LLC (“Silver Point”). At the closing of the Credit Agreement, we had $75.5 million outstanding with Silver Point, which amount was paid in full. In addition, we incurred a $3.0 million prepayment penalty, which we paid with the proceeds of the Term Loan. At the closing of the Credit Agreement, our revolving commitment with Atlantic (see below) was also terminated.

In August 2007 we entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us (a) to use approximately $8.7 million of cash originally borrowed under the Credit Agreement, which amount was restricted for data-center expansion to partially fund the acquisition of Jupiter and Alabanza, and (b) to issue up to $75.0 million of indebtedness, so long as such indebtedness is unsecured, requires no amortization payment and becomes due or payable no earlier than 180 days after the maturity date of the Credit Agreement in June 2013.

In September 2007 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided us with an incremental $20.0 million in term-loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. We recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008, to reflect this extinguishment of the Credit Agreement, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

In January 2008 we entered into Amendment, Waiver and Consent Agreement No. 3 to the Amended Credit Agreement (the “January Amendment”). The January Amendment amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $16.5 million, as compared to $10.0 million, and requires the reduction of the $16.5 million to no less than $10.0 million as such indebtedness is repaid as to principal.

In June 2008 we entered into Amendment and Consent Agreement No. 4 to the Amended Credit Agreement (the “June Amendment”). The June Amendment (i) amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $33 million, as compared to $16.5 million, (ii) increased to $20 million the maximum amount of contingent obligations relating to all leases for any period of 12 months and (iii) increased the rate of interest to either (x) LIBOR plus 5.0% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 4.0%.

At July 31, 2008, we were not in compliance with our financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008 we entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”), which waived these violations as of July 31, 2008. In addition, the October Amendment (i) increased the rate of interest to either (x) LIBOR plus 6% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 5%, (ii) adds a 2% accruing PIK interest until the leverage ratio has been lowered to 3:1, (iii) changes the excess cash flow sweep to 75% to be performed quarterly, (iv) requires certain settlement and asset sale proceeds to be used for debt repayment, (v) modifies certain financial covenants for future periods, and (vi) requires a payment to the lenders of 3% the outstanding term and revolving loans if a leverage ratio of 3:1 is not achieved by January 31, 2010. We were in compliance with the covenants under the Amended Credit Agreement as July 31, 2009.

At July 31, 2009, $116.8 million was outstanding under the Amended Credit Agreement, of which $10.0 million was outstanding under the Revolver.

In order for us to comply with our credit agreement’s senior-leverage ratio and fixed-charges covenants for quarterly periods in 2010 and beyond, we will need to achieve some of the following measures:   (i) increase our EBITDA, (ii) successfully complete the sale of certain non-core assets (e.g., certain co-location data centers or other non-strategic assets), a portion of the proceeds from which would be used to repay debt, (iii) execute a debt-reduction plan, (iv) refinance our existing debt arrangement and (v) modify one of our

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant data-center lease agreements. If the aforementioned measures are not sufficient to maintain compliance with our financial covenants, we would need to seek a waiver or amendment from the syndicated lending group. However, there can be no assurance that we could obtain such a waiver or amendment, in which case our debt would immediately become due and payable in full, an event that would adversely affect our liquidity and our ability to manage our business. We believe that our execution of some combination of the above measures will be sufficient for us to maintain compliance with our financial covenants throughout 2010.

(b)  Term Loans and Revolving Credit Facilities

In April 2006 we entered into a senior secured term loan and senior secured revolving-credit facility, (the “Silver Point Debt”) with Silver Point. The term loan consisted of a five-year single-draw term loan in the aggregate amount of $70 million. Proceeds under the term loan were used to repay certain maturing debt, to pay fees expenses totaling approximately $4.9 million related to the closing of the credit facility and to increase borrowing available for general corporate purposes. Borrowings under the term loan were guaranteed by the Company and all of our subsidiaries. During the first 12 months of the loan, we were required to make quarterly interest-only payments to Silver Point. Commencing one year after the closing date of the loan, we were scheduled to begin making quarterly principal payments. The original maturity date of the Silver Point term loan was April 11, 2011. Silver Point was entitled to prepayment of the outstanding balance under the term loan, if any, upon the occurrence of various events, including, among others, if we sell assets and do not reinvest the proceeds in assets or receive cash proceeds from the incurrence of any indebtedness, have excess cash or close an equity-financing transaction, provided that the first $10 million plus 50% of the remaining net proceeds from an equity financing was not subject to the mandatory-prepayment requirement. Generally, prepayments were subject to a prepayment premium ranging from 8% to 1%, depending on the timing of the prepayment. The unpaid amount of the term loan and accrued interest thereon and all other obligations related to the Silver Point Debt would become due and payable immediately upon the occurrence and continuation of any event of default. Under the term-loan agreement, we complied with various financial and non-financial covenants. The financial covenants included, among others, a minimum fixed-charge-coverage ratio, a maximum consolidated-leverage ratio, a minimum consolidated-EBITDA requirement and a maximum annual-capital-expenditure limitation. The primary non-financial covenants restricted our ability to pay dividends, to make investments, to engage in transactions with affiliates, to sell assets, to conduct mergers or acquisitions, to incur indebtedness or liens, to alter our capital structure and to sell stock.

Amounts outstanding under the Silver Point term loan bore interest at either (a) 7% per annum plus the greater of (i) the Prime Rate and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus LIBOR. To the extent interest payable on the term loan (a) exceeded the LIBOR rate plus 5% in the first year after the draw-down date or (b) exceeded the LIBOR Rate plus 7% for subsequent years, such amounts exceeding the threshold would have been capitalized, added to the outstanding principal amount of the term loan and borne interest. Outstanding amounts under the Silver Point revolving-credit facility bore interest at either (a) 7% per annum plus the greater of (i) Prime Rate and (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus LIBOR. Interest was payable in arrears on the last day of the month for non-LIBOR-rate loans and the last day of the chosen interest period (one, two or three months) for LIBOR-rate loans. In connection with the Silver Point borrowings, we were required to maintain interest-rate arrangements to minimize exposure to interest-rate fluctuations on an aggregate notional principal amount of a portion of the loan.

In connection with the Silver Point borrowing, we issued two warrants to purchase an aggregate amount of 3,514,933 shares of our common stock at an exercise price of $0.01 per share. These warrants were not exercisable until after 90 days following the closing date of the Silver Point borrowings and will expire on April 11, 2016. The warrants were valued using the Black-Scholes Model and were recorded in our consolidated balance sheet as a discount to the loan amount of $9.1 million at inception and were being amortized into interest expense over the five-year term of the credit facility.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007 we entered into Amendment No. 4 and Waiver to Credit and Guaranty Agreement (the “SP Amendment”) with Silver Point. Under the SP Amendment, Silver Point provided to the Company an additional term loan in the original principal amount of $3,762,753, (the “Supplemental Term Loan”). The terms of the Supplemental Term Loan were identical to the original terms of the Silver Point Debt. Amounts borrowed under the Supplemental Term Loan were used for working capital and other general corporate purposes.

In February 2007, in connection with the SP Amendment, we issued warrants to Silver Point to purchase an aggregate of 415,203 shares of common stock at an exercise price of $0.01 per share. The warrants were fair-valued using the Black-Scholes Model, recorded in our consolidated balance sheet at inception as a discount to the loan amount of $2.2 million and were being amortized, as an interest expense, over the five-year term of the credit facility.

The fair value of the warrants issued in connection with the issuance of the debt to Silver Point Debt (noted above) was determined using the Black-Scholes Model with the following assumptions:

	Warrant Issue Date:
	April 2006	February 2007

Expected life (in years)	10	10
Expected volatility	101.21%	105.96%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	4.44%	4.58%

The proceeds of the borrowings from Silver Point in April 2006 and February 2007 were allocated to the debt and the warrants by measuring each component’s relative fair value. The debt agreements were entered into at market value, and, as such, the difference between the total proceeds received and the fair value of the warrants represented both the residual and relative fair value of the debt. Therefore, the debt and equity components of the arrangement were recorded at their relative fair values.

The fair values of $9.1 million and $2.2 million for the warrants issued in April 2006 and February 2007, respectively, were recorded as additional paid-in capital and as discounts to the loan amount in our consolidated balance sheets upon issuance. The loan-discount amounts were being amortized into interest expense over the five-year term of the credit facility.

The Silver Point Debt was paid in full in June 2007, as discussed above.

(c)  Note Payable to Atlantic Investors, LLC

In January 2003 we entered into a $10.0 million Loan and Security Agreement (the “Atlantic Loan”) with Atlantic, a related party. The Atlantic Loan bore interest rate at 8% per annum. In April 2006 we entered into an Amended and Restated Loan Agreement with Atlantic, in connection with, and as a condition precedent to, the credit facility with Silver Point, which agreement amended and restated the existing loan agreement between us and Atlantic. Under the Atlantic amendment and related transaction documents, Atlantic agreed (i) to reduce the availability of the Atlantic Loan to the amount outstanding as of April 2006 of $3.0 million and approximately $0.7 million of accrued interest, (ii) that this indebtedness is to become an unsecured obligation of the Company, (iii) to subordinate this indebtedness to amounts we owed Silver Point and (iv) to extend the maturity date of the loan to the date that is 90 days after the earlier of (a) April 11, 2011, and (b) the date all obligations under the Silver Point Debt have been paid in full.

The principal and accrued interest of the Atlantic Loan from time to time became convertible into shares of our common stock at $2.81 per share (the market price of such stock on April 11, 2006), 90 days following April 11, 2006.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007 Atlantic converted all of the remaining principal and accrued interest of $3,863,610 into 1,374,950 shares of our common stock.

(d)  Revolving Credit Facility with Atlantic Investors, LLC

On April 11, 2006, we entered into an unsecured subordinated Revolving Credit Agreement with Atlantic in connection with, and as a condition precedent to, the Silver Point Debt, whereby we established a subordinated revolving-credit facility with Atlantic (the “Atlantic Facility”) in an amount not to exceed $5 million. Credit advances under the Atlantic Facility bore interest at either (a) 7% per annum plus the greater of (i) Prime Rate or (ii) the Federal Funds Effective Rate plus 3% or (b) 8% plus LIBOR. Interest was, at our option, to be paid in cash or promissory notes. All outstanding amounts under the Atlantic Facility were to be paid in full by us no later than the date that is 90 days after the earlier of (a) April 11, 2011, and (b) the date all obligations under the Silver Point Debt have been paid in full.

The Atlantic Facility was terminated in connection with our debt refinancing in June 2007.

(e)  Notes Payable to the AppliedTheory Estate

As part of CBTM’s acquisition of certain AppliedTheory assets, CBTM made and issued two unsecured promissory notes totaling $6.0 million (the “Estate Liability”) due to the AppliedTheory estate in June 2006. The Estate Liability bears interest at 8% per annum, which is due and payable annually. In July 2006 we reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. At July 31, 2007, we had approximately $0.5 million in accrued interest related to these notes. In June 2008 the settlement agreement was approved by the bankruptcy court, the $5.0 million was released from escrow and we recognized a gain on the settlement of $1.6 million.

(10)	Fair Value Measures and Derivative Instruments

In May 2006 we purchased an interest-rate cap on a notional amount of 70% of the then-outstanding principal of the Silver Point Debt (see Note 9). We paid approximately $320,000 to lock in a maximum variable interest rate of 6.5% that could be charged on the notional amount during the term of the agreement. In June 2007, upon refinancing of the Silver Point Debt, we maintained the interest-rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement (see Note 9). In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased a second interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. As of July 31, 2007, the fair value of the interest-rate cap was approximately $0.1 million, which is included in “Other Assets” in our consolidated balance sheets. The change in fair value during fiscal year 2007 of approximately $0.1 million was charged to Other income, net, during the fiscal year ended July 31, 2007.

In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, (See Note 9), we purchased a second interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of July 31, 2009, the fair value of these interest-rate derivatives (representing a notional amount of approximately $55.8 million at July 31, 2009) was approximately $0.1 million, which is included in “Other Assets” in our consolidated balance sheets. The change in fair value during fiscal year 2009 of approximately $0.1 million was charged to Other income, net, during the fiscal year ended July 31, 2009.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Silver Point Debt carried a prepayment penalty that was determined to be an embedded derivative and required to be separately valued from the Silver Point Debt (see Note 9). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we calculated the fair value of this embedded derivative to be approximately $867,000 upon the closing of the Silver Point Debt, the total of which we included in our consolidated balance sheets at the time of issuance as a discount to the Silver Point Debt with an offsetting amount included in “Other long-term liabilities.” Major assumptions used to determine the fair value of the embedded derivative included future value of our common stock and the probability of early repayment of the Silver Point Debt. In accordance with SFAS 133, amortization of the embedded derivative, calculated on a straight-line basis, was included in interest expense and reduced the discount to the Silver Point Debt over the term that the Silver Point Debt was outstanding. The value of the embedded derivative was evaluated quarterly with changes in the value of the embedded derivative recorded as an adjustment to previously recorded interest expense and to the discount to the Silver Point Debt, with an offsetting adjustment to “Other long-term liabilities.” Upon execution of the Credit Agreement (see Note 9), the unamortized discount to the debt and the fair value of the embedded derivative were written off and included in Loss on Debt Extinguishment in our consolidated statement of operations for the fiscal year ended July 31, 2007.

Fair value of derivative financial instruments.  Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. We have utilized interest-rate derivatives to mitigate the risk of rising interest rates on a portion of our floating-rate debt and have not qualified for hedge accounting. The interest-rate differentials to be received under such derivatives are recognized as adjustments to interest expense, and the changes in the fair value of the instruments is recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. We do not use derivative financial instruments for trading purposes.

Effective August 1, 2008, we adopted SFAS 157 “Fair Value Measurements,” which establishes a framework for measuring fair value and requires enhanced disclosures about fair-value measurements. SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1  quoted prices in active markets for identical assets or liabilities;

Level 2  quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; and

Level 3  unobservable inputs, such as discounted-cash-flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of July 31, 2009, are as follows:

	Level 1	Level 2	Level 3	Total

Interest-rate derivatives	—	$93,000	—	$93,000

	—	$93,000	—	$93,000

Interest-rate derivatives.  The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the fiscal years ended July 31, 2009 and 2008, was a loss of approximately $73,000 and $91,000, respectively.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of non-derivative financial instruments.  Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt under SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The fair value of the term loan was determined using current trading prices obtained from indicative market data on the term debt.

A summary of the estimated fair value of our financial instruments as of July 31, 2009 and 2008, follows (in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Term loan — short term	$546	$368	$1,100	$1,001
Term loan — long term	106,154	71,654	107,850	98,144

Total term loan	$106,700	$72,022	$108,950	$99,145
Revolver	$10,018	$6,261	$5,000	$4,300

(11)	Commitments and Contingencies

(a)  Leases

Abandoned Leased Facilities.  During fiscal year 2003 we abandoned our administrative space on the second floor of our 400 Minuteman Road, Andover, Massachusetts, leased location. We continue to maintain and operate our data center on the first floor of the building. While we remain obligated under the terms of the lease for the rent and other costs associated with the second floor of the building, we ceased to use the space on January 31, 2003. Therefore, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge to our earnings in fiscal year 2003 of approximately $5.4 million to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time the second floor of the building was expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under the terms of a sublease over the remainder of the initial lease term, which is January 2012. During fiscal year 2004, $2.2 million of our future payments to the landlord of our 400 Minuteman Road facility were transferred into a note payable, which was paid in full as of July 31, 2007.

During fiscal year 2004, we abandoned administrative office spaces in Houston, Texas; San Jose, California; and Syracuse, New York. While we remain obligated under the terms of these leases for the rent and other costs associated with these leases, we made the decision to cease using these spaces during fiscal year 2004 and have no foreseeable plans to occupy them in the future. Therefore, in accordance with SFAS No. 146, we recorded a charge to our earnings in fiscal year 2004 of approximately $2.7 million to recognize the costs of exiting these spaces. The liability is equal to the total amount of rent and other direct costs for the period of time the spaces are expected to remain unoccupied plus the present value of the amount by which the rent paid by us to the landlord exceeds any rent paid to us by a tenant under a sublease over the remainder of the lease terms, which expired in October 2008 for Houston, Texas; November 2006 for San Jose, California; and December 2007 for Syracuse, New York.

We recorded $1.2 million of net lease-impairment charges during fiscal year 2005, resulting from costs associated with the abandonment of administrative space at 10 Maguire Road in Lexington, Massachusetts; adjustments relating to lease modifications for our Syracuse, New York, and Vienna, Virginia, facilities and revisions in assumptions associated with other impaired facilities, offset by a $0.6 million impairment credit to operating expense, resulting from a settlement with the landlord of our abandoned property in La Jolla, California.

We recorded $1.4 million of net lease-impairment charges during fiscal year 2006, resulting from an adjustment to a lease modification for our Chicago facility and revisions in assumptions associated with other

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired facilities, offset by a $0.2 million impairment credit to operating expense, resulting from a settlement with the landlord of our abandoned property in Lexington, Massachusetts.

We recorded $0.2 million of net lease-impairment recoveries during fiscal year 2007, resulting from an adjustment to a lease modification for our Chicago facility and revisions in assumptions associated with other impaired facilities, offset by a $0.06 million impairment charge to operating expenses resulting from the abandonment of certain space in our Syracuse, New York, facility.

All impairment-expense amounts recorded are included in the caption “Impairment, restructuring and other, net,” in the accompanying consolidated statements of operations.

Details of activity in the lease-exit accrual for the year ended July 31, 2009, are as follows (in thousands):

			Purchase
			Accounting	Payments, Less
Lease Abandonment	Balance at		and Other	Accretion of	Balance at
Costs for:	July 31, 2008	Expense	Adjustments	Interest	July 31, 2009

Andover, MA	$262	$—	$—	$(102)	$160
Chicago, IL	250	—	—	(250)	—
Houston, TX	113	—	—	(113)	—
Syracuse, NY	21	—	—	(21)	—
Santa Clara, CA	77	—	—	(77)	—
Herndon, VA	56	—	—	(22)	34
Minneapolis, MN	506	—	—	(272)	234

	$1,285	$—	$—	$(857)	$428

Minimum annual rental commitments under operating leases and other commitments are, as of July 31, 2009, as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)

Short/long-term debt	$116,757	$10,603	$1,092	$1,092	$103,970	$—	$—
Interest on debt(a)	39,936	11,456	9,945	9,847	8,688	—	—
Capital leases(b)	22,447	4,796	2,799	2,320	2,290	2,290	7,952
Bandwidth commitments	1,592	1,535	57	—	—	—	—
Property leases(b)(c)(d)	84,945	10,162	9,113	9,064	9,046	9,009	38,551

	$265,677	$38,552	$23,006	$22,323	$123,994	$11,299	$46,503

(a)	Interest on debt assumes that LIBOR is fixed at 3.15% and that our leverage ratio drops below 3:1 as of January 31, 2010, resulting in a 2% interest-rate decrease. The 2% accruing PIK interest will be paid in full at the end of the loan term.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of July 31, 2009.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease.

Total bandwidth expense for bandwidth commitments was $4.7 million, $5.9 million, and $4.0 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

Total rent expense for property leases was $13.4 million, $13.2 million and $11.0 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2009, restricted cash of approximately $1.8 million related to these lease agreements consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

(b)  Legal Matters

IPO Securities Litigation

In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the United States District Court for the Southern District of New York and assigned to the Honorable Shira A. Scheindlin (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001, and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then chief executive officer; Kenneth W. Hale, our then chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 (the “Class-Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by issuing and selling our common stock in the offering, without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions or other compensation from those investors. The Class-Action Litigation seeks certification of a plaintiff class consisting of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000. The claims against Messrs. Rosen, Hale and Eisenberg were dismissed without prejudice on November 18, 2002, in return for their agreement to toll any statute of limitations applicable to those claims. Plaintiffs did not specify the amount of damages they sought in the Class Action Litigation. On October 13, 2004, the Court certified a class in a sub-group of cases (the “Focus Cases”) in the IPO Securities Litigation, which was vacated on December 5, 2006, by the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Class-Action Litigation is not one of the Focus Cases. Plaintiffs-appellees’ January 5, 2007, petition with the Second Circuit for rehearing and rehearing en banc was denied by the Second Circuit on April 6, 2007. Plaintiffs renewed their certification motion in the Focus Cases on September 27, 2007, as to redefined classes pursuant to Fed. R. Civ. P. 23(b)(3) and 23(c)(4). On October 3, 2008, after briefing in connection with the renewed class-certification proceedings was completed, plaintiffs withdrew without prejudice the renewed certification motion in the Focus Cases. On October 10, 2008, the Court confirmed plaintiffs’ request and directed the clerk to close the renewed certification motion. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriters was submitted to the Court for preliminary approval (the “Proposed Global

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement”). Pursuant to the Proposed Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro rata share of the settlement consideration would be fully funded by insurance. On June 10, 2009, the Court issued an opinion and order granting preliminary approval of the Proposed Global Settlement, preliminarily certifying for settlement purposes only the proposed classes and directing issuance of notice to putative settlement class members. On September 10, 2009, the Court held a settlement fairness hearing. On October 5, 2009, the Court entered an opinion and order granting final approval to the Proposed Global Settlement and directing the clerk to close each of the more than 300 actions comprising the IPO Securities Litigation, including the Class-Action Litigation. Any appeal of the Court’s final approval of the Proposed Global Settlement must be filed within 30 days of the date judgment is entered.

The settlement remains subject to numerous conditions, including potential appeals, and there can be no assurance that Court’s approval of the Proposed Global Settlement will be upheld in all respects if it is appealed. We believe that the allegations against us are without merit, and if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Due to the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and potential appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

On October 12, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which provision prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class Action Litigation. The complaint is pending in the United States District Court for the Western District of Washington and is captioned Vanessa Simmonds v. Bank of America Corp., et al. An amended complaint was filed on February 28, 2008. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from which no recovery is sought. Similar complaints have been filed against the underwriters of the public offerings of approximately 55 other issuers also involved in the IPO Securities Litigation. A joint status conference was held on April 28, 2008, at which the Court stayed discovery and ordered the parties to file motions to dismiss by July 25, 2008. On July 25, 2008, we joined 29 other nominal defendant issuers and filed a joint motion to dismiss the amended complaint. On the same date, the underwriter defendants also filed a joint motion to dismiss. On September 8, 2008, plaintiff filed her oppositions to the motions. The replies in support of the motions to dismiss were filed on October 23, 2008. Oral arguments on all motions to dismiss were held on January 16, 2009, at which time the Court took the pending motions to dismiss under advisement. On March 12, 2009, the Court entered an order granting the motions to dismiss filed by the issuer defendants and the underwriter defendants. Specifically, the Court granted the issuer defendants’ joint motion to dismiss, dismissing the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated that it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009. The underwriter defendants filed a cross-appeal in each of the cases, wherein the issuers moved for dismissal (including the appeal relating to our IPO) and the claims against them were dismissed without prejudice. The parties moved to consolidate the 54 cases for purposes of appeal, which the Ninth Circuit granted. The plaintiff’s opening brief on appeal was filed on August 26, 2009. The issuers (including us) and the underwriters’ responses were filed on October 2, 2009. The plaintiff may file a reply brief by November 2, 2009, and the underwriters may file a reply brief on their cross-appeal by November 17, 2009. We do not expect that this claim will have a material impact on our financial position or results of operations.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other litigation

Alabanza Class Actions

In October 2007, we, pursuant to our integration plans, closed the former Alabanza data center in Baltimore, Maryland, and moved all equipment to our data center in Andover, Massachusetts (the “Data Migration”). In connection with the Data Migration, we encountered unforeseen circumstances that led to extended downtime for certain of our customers.

On November 14, 2007, Pam Kagan Marketing, Inc., d/b/a Earthplaza, filed a complaint in the United States District Court for the District of Maryland (the “Court”) against us and Alabanza seeking a class status for the customers who experienced web-hosting service interruptions as a result of the Data Migration (the “November Class-Action Litigation”). The total damages claimed approximate $5.0 million. On January 4, 2008, Palmatec, LLC; NYC Merchandise; and Taglogic RFID, Ltd., filed a complaint in the Maryland State Court, Circuit Court for Baltimore, against us seeking a class status for the direct customers (the “Direct Subclass”) and the entities that purchased hosting services from those direct customers (the “Non-Privity Subclass”) (the “January Class-Action Litigation”). The total damages claimed approximate $10.0 million. The January Class-Action Litigation was removed to the Court by us. On May 11, 2008, the Court issued an order consolidating the two cases. On August 5, 2008, the plaintiffs in the January Class-Action Litigation voluntarily withdrew their case, without prejudice, because of the inadequacy of their class representative. On January 7, 2009, the District Court issued a Preliminary Approval Order in Connection with Settlement Proceedings, providing initial approval to a proposed class settlement. The settlement provides for a payment to each Alabanza customer of four times their respective minimum monthly recurring fee, with a total maximum liability of $1.7 million, plus attorneys fees and incentive fees. After a May 8, 2009, hearing, the District Court issued an order granting final approval of the settlement. The insurance company has funded the escrow account out of which payments will be made under this settlement. As of July 31, 2009 less than $0.3 million of the escrow had yet to be disbursed.

La Touraine, Inc.

On November 26, 2007, La Touraine, Inc. (“LTI”), commenced an arbitration against us with the American Arbitration Association, File No. 74 494 Y 01377 07 LUCM (the “Demand”). The Demand alleged that Jupiter Hosting, Inc. (“Jupiter”), an entity that we acquired in 2007, breached two agreements with LTI and fraudulently induced both of those agreements. LTI contended that we were liable for Jupiter’s alleged misconduct and sought rescission of those contracts and damages. LTI also claimed that we intentionally interfered with the operations of certain LTI websites, causing damages. LTI’s Demand followed our demand on LTI for payment of money due under the agreements that LTI then alleged Jupiter induced by fraud. We then counterclaimed in the arbitration. On June 26, 2009, we entered into a settlement agreement with LTI and certain of its affiliates under which we and certain of our affiliates and LTI settled all pending litigation, resolved all claims and signed a full waiver and release of all claims, in each case, by and between the parties. Under the settlement agreement, we paid $5.0 million to LTI and agreed to pay up to approximately $730,000, minus certain fees, that may be recovered from the existing escrow account between the former stockholders of Jupiter and us.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

Total income tax expense (benefit) for the years ending July 31, 2009, 2008 and 2007, consisted of the following:

	July 31, 2009			July 31, 2008				July 31, 2007
	Current	Deferred	Total	Current		Deferred	Total	Current	Deferred	Total
	(In thousands)

Federal	$—	$1,445	$1,445		$—	$1,461	$1,461	$—	$868	$868
Foreign	—	—	—		—	(78)	(78)	—	—	—
State	—	449	449		—	451	451	—	305	305

	$—	$1,894	$1,894	$		$1,834	$1,834	$—	$1,173	1,173

The actual tax expense for the years ending July 31, 2009, 2008 and 2007, differs from the expected tax expense for the three years as follows:

	July 31, 2009	July 31, 2008	July 31, 2007
	(In thousands)

Computed “expected” tax expense (benefit)	$(4,494)	$(2,087)	$(8,411)
State taxes, net of federal income tax benefit	296	298	201
Losses not benefited	6,092	3,623	9,383

Total	$1,894	$1,834	$1,173

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	July 31, 2009	July 31, 2008
	(In thousands)

Deferred tax assets:
Accruals and reserves	$12,960	$12,407
Loss carryforwards	73,116	71,259
Depreciation and amortization	12,021	11,818

Total deferred tax assets	$98,097	$95,484
Less: Valuation allowance	(98,097)	(95,484)

Deferred tax liabilities:
Amortization of tax goodwill	$(7,492)	$(5,597)

Net deferred assets/(liabilities)	$(7,492)	$(5,597)

The valuation allowance increased by $2.6 million and $10.2 million for the years ended July 31, 2009 and 2008, respectively.

We have recorded a full valuation allowance against our deferred tax assets since we believe that, after considering all the available objective evidence-both positive and negative, historical and prospective, with greater weight given to historical evidence-it is not more likely than not that these assets will be realized.

We may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code during calendar year 2008. An analysis is currently ongoing to determine if an ownership change did take place. An ownership change could severely restrict the use of our net operating losses going forward. As a result of a previous change in ownership that occurred in September 2002, the utilization of our federal and

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state tax net operating losses generated prior to this 2002 change is subject to an annual limitation of approximately $1.2 million (not including any further restrictions that may apply based on a potential ownership change in 2008). We expect that, as a result of this limitation, a substantial portion of our federal and state net operating loss carryforwards will expire unused.

We have net operating loss carryforwards for federal and state tax purposes of approximately $187.3 million after taking into consideration net operating losses expected to expire unused due to the 2002 Section 382 limitation for ownership changes. The federal net operating loss carryforwards will expire from fiscal year 2015 to fiscal year 2029 and the state net operating loss carryforwards will expire from fiscal year 2012 to fiscal year 2029. The utilization of these net operating loss carryforwards may be further limited if we experience additional ownership changes as defined in Section 382 of the Internal Revenue Code in calendar year 2008, as described above, or in future years. We have foreign net operating loss carryforwards of $4.7 million that may be carried forward indefinitely.

As of July 31, 2009, we have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $1.9 million for our non-U.S. subsidiaries since these earnings are to be reinvested indefinitely. It is not practicable to determine the taxes on such undistributed earnings.

Our subsidiary in India benefits from certain tax incentives provided to software and technology firms under Indian tax laws. These incentives presently include an exemption from payment of Indian corporate income taxes for a period of ten consecutive years of operation of software development facilities designated as “Software Technology Parks.” This exemption will expire by 2011.

We currently file income tax returns in the US and the UK which are subject to audit by federal, state, and international tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to US federal and state income tax examinations for the tax years 1999 through 2008, and to UK income tax examinations for the tax year 2008. One state income tax examination was concluded in 2009. This state audit resulted in no income tax due.

(13)	Stockholders’ Equity

Issuance of Common Stock

In April 2006 we entered into a senior secured term loan and senior secured revolving-credit facility with Silver Point to repay certain maturing debt and increase borrowing available for corporate purposes. In connection with this facility, we issued two warrants to purchase an aggregate of 3,514,933 shares of our common stock at an exercise price of $0.01 per share. The warrants will expire in April 2016. The warrants were valued using the Black-Scholes Model and recorded in our consolidated balance sheet as a discount to the loan amount, based on a determined fair value of $9.1 million. In February 2007, in connection with the Supplemental Term Loan, we issued warrants to purchase an aggregate of 415,203 shares of our common stock at an exercise price of $0.01 per share. The warrants will expire in February 2017. The warrants were valued using the Black-Scholes Model and recorded in our consolidated balance sheet as a discount to the loan amount, based on a determined fair value of $2.2 million. During the years ended July 31, 2008 and 2007, Silver Point exercised 999,500 and 1,730,505 warrants, respectively, to purchase shares of our common stock. At July 31, 2009, the remaining outstanding warrants were 1,200,131.

The value of all warrants was being amortized into interest expense, using the effective-interest method over the five-year term of the credit facility. For the years ended July 31, 2007 and 2006, respectively, we amortized $1.9 million and $0.6 million into interest expense associated with these warrants.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007 the remaining unamortized value of the warrants was charged to income in connection with our execution of the Credit Agreement and included in Loss on Debt Extinguishment in our consolidated statement of operations for the fiscal year ended July 31, 2007.

In January 2007 Atlantic converted all the remaining principal and accrued interest of $3,863,610 on the Atlantic Loan into 1,374,950 shares of our common stock.

Redeemable Preferred Stock

In connection with the acquisition of netASPx, we issued 3,125,000 shares of the Preferred Stock. The Preferred Stock was initially recorded at its fair value at the date of issue of $24.9 million. The Preferred Stock accrues PIK dividends at 8% per annum, increasing to 10% per annum in September 2008 and 12% per annum in March 2009. During the 12 months ending July 31, 2009 and 2008, we issued 344,560 and 194,887 shares of Preferred Stock dividends, respectively. The Preferred Stock is convertible into our common stock, at the option of the holder, at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments. The Preferred Stock carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations, as defined. We can redeem the Preferred Stock at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Preferred Stock is redeemable at the option of the holders at the then-applicable redemption price. For matters that require stockholder approval, the holders of the Preferred Stock are entitled to vote as one class together with the holders of common stock on an “as-converted” basis.

(14)	Stock-Option Plans and Non-Vested Stock Awards

(a)  NaviSite 1998 Equity Incentive Plan

In December 1998 our board of directors and stockholders approved the 1998 Equity Incentive Plan, as amended (the “1998 Plan”). Under the 1998 Plan nonqualified stock options or incentive stock options may be granted to our or our affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of our common stock not to exceed 1,000,000 shares. Our board of directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase common stock under the 1998 Plan to certain persons. Options are granted at fair market value. The majority of the outstanding options under the 1998 Plan had a ten-year maximum term and vested over a one-year period, with 50% vesting on the date of the grant and the remaining 50% vesting monthly over the following 12 months. On December 9, 2003, our stockholders approved the 2003 Stock Incentive Plan, and no additional options will be granted under the 1998 Plan.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2009, 2008, and 2007, respectively:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	120,000	$2.55	120,066	$2.55	134,998	$2.69
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(13,670)	$3.83
Cancelled	—	$—	(66)	$3.30	(1,262)	$3.88

Options outstanding, end of year	120,000	$2.55	120,000	$2.55	120,066	$2.55

Options exercisable, end of year	120,000	$2.55	120,000	$2.55	120,066	$2.55

Options available for grant, end of year	—		—		—

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.01 - 2.55	120,000	3.94	$2.55	120,000	$2.55

	120,000			120,000

(b)  NaviSite 2003 Stock Incentive Plan

On July 10 and December 9, 2003, respectively, the 2003 Stock Incentive Plan (the “2003 Plan”) was approved by our board of directors and stockholders. The 2003 Plan provides that stock options or restricted-stock awards may be granted to employees, officers, directors, consultants and advisors of the Company (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, a joint venture or limited-liability company) in which the Company has a controlling interest, as determined by our board of directors). On January 27, 2006, our board of directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares authorized under the 2003 Plan to 11,800,000 shares. This amendment was deemed effective on February 23, 2006. On July 31, 2009, there were 11,800,000 shares authorized under the 2003 Plan.

The 2003 Plan is administered by our board of directors or any committee to which our board delegates its powers under the 2003 Plan. Subject to the provisions of the 2003 Plan, our board will determine the terms of each award, including the number of shares of common stock subject to the award and the exercise thereof.

Our board of directors may, in its sole discretion, amend, modify or terminate any award granted or made under the 2003 Plan so long as such amendment, modification or termination would not materially and adversely affect the participant. Our board of directors may also provide that any stock option shall become immediately exercisable, in full or in part, or that any restricted stock granted under the 2003 Plan shall be free of some or all restrictions.

As of July 31, 2009, stock options to purchase 6,248,538 shares of common stock at a weighted average exercise price of $3.55 per share were outstanding under the 2003 Plan. For our employees the options are exercisable as to 25% of the original number of shares on the six-month (180th day) anniversary of the option holder’s grant date and thereafter in equal amounts monthly over the three-year period commencing on the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six-month anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.

The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2009, 2008 and 2007, respectively:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	6,599,500	$3.92	6,533,189	$3.59	6,453,130	$2.77
Granted	867,225	$1.33	2,002,500	$6.27	2,335,210	$5.19
Exercised	(85,701)	$1.55	(597,732)	$2.91	(1,427,881)	$2.80
Cancelled	(1,132,486)	$4.15	(1,338,457)	$6.28	(827,270)	$3.08

Options outstanding, end of year	6,248,538	$3.55	6,599,500	$3.92	6,533,189	$3.59

Options exercisable, end of year	4,941,584	$3.53	4,635,450	$3.46	3,796,340	$3.05

Options available for grant, end of year	1,450,862		2,095,412		3,192,845

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.01 - 1.44	678,520	8.76	$0.88	245,761	$1.09
$1.45 - 1.48	377,880	6.50	$1.46	377,880	$1.46
$1.49 - 1.58	877,707	5.67	$1.58	877,707	$1.58
$1.59 - 2.55	963,664	5.04	$2.28	943,640	$2.28
$2.56 - 3.90	649,286	8.04	$3.41	350,679	$3.38
$3.91 - 4.49	627,338	6.78	$4.16	464,034	$4.19
$4.50 - 5.28	157,506	7.35	$4.81	128,262	$4.80
$5.29 - 5.41	800,000	4.50	$5.41	800,000	$5.41
$5.42 - 6.70	642,267	7.65	$5.89	465,639	$5.87
$6.71 - 10.81	474,370	7.95	$7.86	287,982	$7.85

	6,248,538			4,941,584

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Vested Shares Issued under the 2003 Plan

The following table reflects non-vested shares activity under our equity-incentive plans for the fiscal year ended July 31, 2009.

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested stock outstanding, beginning of year	367,404	$6.06
Granted	1,060,000	$2.58
Vested	(161,106)	$1.92
Forfeited	(144,188)	$3.46

Non-vested stock outstanding, July 31, 2009	1,122,110	$3.27

In April 2009 we granted 200,000 non-vested shares to a certain executive under the 2003 Plan at a weighted average grant date fair value of $0.44. These non-vesting shares carry restrictions as to resale that lapse over time as to 25% of the original number of shares on the six-month anniversary of the grant date and, thereafter, in equal amounts monthly over the three-year period commencing on the six-month anniversary of the grant date, so long as the holder is employed on each such vesting date.

In December 2008 we granted 63,000 non-vested shares to certain members of our board of directors under the 2003 Plan at a weighted average grant date fair value of $0.37 per share. These non-vested shares carry restrictions as to resale that lapse with time over the 12-month period beginning with the date of grant, so long as such member of our board of directors serves on our board as of each vesting date. The grant-date fair value of the non-vested shares was determined based on the market price of our common stock on the date of grant.

In August 2008 we granted approximately 0.8 million non-vested shares of common stock to certain executives under the 2003 Plan at a weighted average grant date fair value of $3.29 per share. The grant-date fair value of the non-vested shares was determined using Monte Carlo simulations allowing for the incorporation of market-based hurdles. These shares are subject to certain vesting criteria:  (i) for the first third of the shares, 50% vests upon our exceeding a market capitalization of $182,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter, (ii) for the second third of the shares, 50% vests upon our exceeding a market capitalization of $232,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter and (iii) for the final third of the shares, 50% vests upon our exceeding a market capitalization of $282,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter. A participant will only vest in such shares if he or she is employed by us on a vesting date. If the vesting criteria is not met at the 10th anniversary of the grant date, all unvested shares shall automatically be forfeited to the Company. Compensation expense is being recognized over the derived service period.

In July 2008 we granted approximately 148,750 non-vested shares of common stock to employees under the 2003 Plan at a weighted average grant date fair value of $3.73 per share. These non-vested shares carry restrictions that lapse as the employees provide service, as to 25% of the shares, on the six-month anniversary of the grant date and, as to the remainder, in six equal installments every six months thereafter. The grant-date fair value of the non-vested shares was determined based on the market price of our common stock on the date of grant.

In April 2008 we granted approximately 221,640 non-vested shares of common stock to certain executives under the 2003 Plan at a weighted average grant date fair value of $7.93 per share. These non-vested shares carry restrictions that lapse as the employees provide service, as to one-third of the shares per annum, on each

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the first, second and third anniversaries of the date of grant. With respect to 0.1 million of the non-vested shares, the restrictions may lapse on an earlier date, as to 100% of the shares, if we achieve certain revenue and EBITDA targets for our 2008 fiscal year. We did not achieve these targets, and therefore no acceleration with respect to these shares occurred. The grant-date fair value of the non-vested shares was determined based on the market price of our common stock on the date of grant.

In December 2007 we granted approximately 63,000 non-vested shares to certain members of our board of directors under the 2003 Plan, at a weighted average grant-date fair value of $5.50 per share. These non-vested shares carry restrictions as to resale that lapse with time over the 12-month period beginning with the date of grant. The grant-date fair value of the non-vested shares was determined based on the market price of our common stock on the date of grant.

(c)  Other Stock-Option Grants

At July 31, 2009, we had 2,665 outstanding stock options issued outside of existing plans to certain former directors at an average exercise price of $135.56. These stock options were fully vested on the grant date and have a contractual life of 10 years. The remaining average contractual life is 1.39 years.

(d)  1999 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors and approved by our stockholders in October 1999. A total of 6,666 shares of our common stock, as adjusted, were originally reserved for issuance there under. An amendment to increase the number of shares reserved for issuance under the ESPP to 16,666 shares, as adjusted, was adopted by our board of directors on October 1, 2000, and approved by the stockholders on December 20, 2000.

On November 8, 2007, our board of directors approved an amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP from 16,666 shares, as adjusted, to 516,666 shares. This amendment and restatement was approved by the stockholders on December 12, 2007.

Under the ESPP employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase our common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. We issued 433,901 and 66,074 shares in fiscal years 2009 and 2008, respectively, and no shares in fiscal years 2007. As of July 31, 2009, there were 34 shares available for future grant under the ESPP.

(15)	Restructuring Charge

During fiscal year 2009, we initiated the restructuring of our professional services organization in an effort to realign resources. As a result of this initiative, we terminated several employees resulting in a restructuring charge for severance and related costs of $0.5 million.

The following is a roll forward of the restructuring accrual as of July 31, 2009:

(In thousands)

Restructuring accrual balance at July 31, 2008	$—
Restructuring and other related charges	476
Cash payments and other settlements	(389)
Other adjustments	(87)

Restructuring accrual balance at July 31, 2009	$—

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2009, there were no further obligations. The initial restructuring charge was adjusted during the year to reflect the reduction of future payments of $87,000 due under this plan.

(16)	Related-Party Transactions

We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the fiscal years ended July 31, 2009, 2008 and 2007, we generated revenues of approximately $113,000, $251,000 and $243,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our consolidated statements of operations. The accounts-receivable balances at July 31, 2009 and 2008, related to this related party were not significant.

In fiscal years 2009, 2008 and 2007, we performed professional and hosting services for a company whose chief executive officer is related to our chief executive officer. For the fiscal years ended July 31, 2009, 2008 and 2007, revenue generated from this company was approximately $233,000, $121,000 and $79,000, respectively, which amounts are included in “Revenue, related parties,” in our consolidated statements of operations. At July 31, 2009 and 2008, we had approximately $70,000 and $55,000, respectively, of accounts receivable outstanding for this related party.

On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease has a 10-year term. NaviSite Europe Limited and we are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. At July 31, 2009 and 2008, we had capital-lease obligations totaling $11.2 million and $14.3 million, respectively, related to equipment under the lease agreements. During fiscal years 2009 and 2008, we paid $2.4 million and $1.7 million, respectively, under these arrangements. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.

In November 2007 NaviSite Europe Limited entered into — and we guaranteed — a lease-option agreement for data-center space in the UK with Sentrum IV Limited. As part of this lease-option agreement, we made a fully refundable deposit of $5.0 million in order to secure the right to lease the space upon the completion of the building construction. In July 2008 the final lease agreement was completed for approximately 11,000 square feet of data-center space. Subsequent to July 31, 2008, the deposit was returned to us. The chairman of our board of directors has a financial interest in Sentrum IV Limited. In September 2009 the parties terminated this arrangement.

(17)	Selected Quarterly Financial Data (Unaudited)

Financial information for interim periods for the fiscal years ended July 31, 2009, 2008 and 2007, was as follows:

	Fiscal Year Ended July 31, 2009(b)
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$40,165	$38,018	$37,625	$36,864
Gross profit	12,417	12,196	12,633	12,929
Net loss attributable to common stockholders	(3,349)	(3,316)	(3,245)	(8,551)
Net loss per common share(a)	$(0.09)	$(0.09)	$(0.09)	$(0.24)

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended July 31, 2008(b)
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$36,107	$38,951	$39,382	$40,439
Gross profit	10,787	11,747	11,959	12,671
Net loss	(4,754)	(2,875)	(2,474)	(1,237)
Net loss per common share(a)	$(0.14)	$(0.08)	$(0.07)	$(0.04)

	Fiscal Year Ended July 31, 2007
	Q1	Q2	Q3	Q4
	(In thousands)

Revenue	$28,540	$30,197	$32,748	$34,697
Gross profit	9,297	9,651	10,834	11,204
Net loss	(2,643)	(3,816)	(2,359)	(17,092)
Net loss per common share(a)	$(0.09)	$(0.13)	$(0.08)	$(0.53)

(a)	Net loss per common share, which we compute independently for each quarter, is based on the weighted average number of shares outstanding during the quarter. Therefore, the aggregate per-share amount for the quarters may not equal the amount calculated for the full year.

b)	The results of operations for the fiscal years ended July 31, 2009 and 2008, have been adjusted to include the reclassification of AJE operations back to continuing operations. Revenue related to AJE for the fiscal years ending July 31, 2009 and 2008, were $1,532 and $313, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

Under date of October 27, 2009, we reported on the consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2009 and 2008 and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended July 31, 2009, which are contained in the July 31, 2009 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Boston, Massachusetts
October 27, 2009

NAVISITE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2009, 2008 and 2007
	Balance at	Additions		Deductions	Balance at
	Beginning of	Charged to		from	End of
	Year	Expense	Other	Reserve	Year
	(In thousands)

Year ended July 31, 2007:
Allowance for doubtful accounts	$1,944	$36	$—	$(1,199)	$781
Year ended July 31, 2008:
Allowance for doubtful accounts	$781	$581	$—	$(465)	$897
Year ended July 31, 2009:
Allowance for doubtful accounts	$897	$1,908	$—	$(985)	$1,820