Form 10-Q
period 2009-10-31
NAVISITE INC
filed 2009-12-10
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 3, 2009, there were 37,303,520 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2009

Page
Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	35

Item 5. Other Information	35

Item 6. Exhibits	35
Ex-10.1 Amendment No.1 to Separation Agreement dated as of December 7, 2008
Ex-31.1 Certification of the Chief Executive Officer pursuant to Section 302
Ex-31.2 Certification of the Chief Financial Officer pursuant to Section 302
Ex-32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
Ex-32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
NAVISITE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	October 31,	July 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,178	$10,534
Accounts receivable, less allowance for doubtful accounts of $1,944 and $1,820 at October 31, 2009, and July 31, 2009, respectively	14,850	16,417
Unbilled accounts receivable	1,335	1,361
Prepaid expenses and other current assets	7,703	6,336

Total current assets	28,066	34,648
Property and equipment, net	33,212	32,048
Intangible assets	20,523	22,093
Goodwill	66,566	66,566
Other assets	6,631	6,769
Restricted cash	1,558	1,556

Total assets	$156,556	$163,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$4,202	$10,603
Capital-lease obligations, current portion	3,325	3,040
Accounts payable	3,940	5,375
Accrued expenses and other current liabilities	12,027	11,659
Deferred revenue, deferred other income and customer deposits	6,304	4,947

Total current liabilities	29,798	35,624
Capital-lease obligations, less current portion	11,078	10,973
Accrued lease-abandonment costs, less current portion	74	96
Deferred tax liability	7,983	7,492
Other long-term liabilities	6,394	7,565
Note payable, less current portion	106,469	106,154

Total liabilities	161,796	167,904

Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,774 at October 31, 2009, and 3,664 at July 31, 2009	31,778	30,879

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 36,174 at October 31, 2009, and 35,911 at July 31, 2009	362	359
Accumulated other comprehensive loss	(953)	(1,024)
Additional paid-in capital	485,531	485,136
Accumulated deficit	(521,958)	(519,574)

Total stockholders’ deficit	(37,018)	(35,103)

Total liabilities and stockholders’ deficit	$156,556	$163,680

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	Three Months Ended
	October 31,	October 31,
	2009	2008
Revenue, net	$36,714	$40,082
Revenue, related parties	94	83

Total revenue, net	36,808	40,165

Cost of revenue	18,682	21,802
Depreciation and amortization	5,554	5,732
Restructuring charge	—	214

Cost of revenue	24,236	27,748

Gross profit	12,572	12,417

Operating expenses:
Selling and marketing	4,990	5,661
General and administrative	5,692	5,963
Restructuring charge	—	262

Total operating expenses	10,682	11,886

Income from operations	1,890	531

Other income (expense):
Interest income	7	4
Interest expense	(3,840)	(3,044)
Other income (expense), net	98	461

Loss from operations before income taxes	(1,845)	(2,048)

Income taxes	(539)	(499)

Net loss	(2,384)	(2,547)

Accretion of preferred-stock dividends	(899)	(802)

Net loss attributable to common stockholders	$(3,283)	$(3,349)

Basic and diluted net loss per common share attributable to common stockholders	$(0.09)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	36,004	35,344

Stock-based compensation expense:
Cost of revenue	$294	$379
Selling and marketing	175	182
General and administrative	402	408
Restructuring	—	51

Total stock-based compensation expense	$871	$1,020

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,384)	$(2,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,740	5,905
Mark to market for interest-rate cap	2	4
Stock-based compensation	871	1,020
Provision for bad debts	121	168
Deferred income-tax expense	491	499
Changes in operating assets and liabilities:
Accounts receivable	1,478	(2,401)
Unbilled accounts receivable	26	(160)
Prepaid expenses and other current assets, net	(1,652)	3,864
Long-term assets	143	(106)
Accounts payable	(1,397)	1,421
Accrued expenses, deferred revenue and customer deposits	2,336	2,368
Long-term liabilities	(1,170)	(486)

Net cash provided by operating activities	4,605	9,549

Cash flows from investing activities:
Purchase of property and equipment	(4,018)	(3,736)
Releases of (transfers to) restricted cash	267	(1)

Net cash used for investing activities	(3,751)	(3,737)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock-purchase plan	427	126
Proceeds from notes payable, net	500	905
Repayment of notes payable	(7,217)	(2,488)
Debt-issuance costs	—	(1,184)
Payments on capital-lease obligations	(924)	(1,213)

Net cash used for financing activities	(7,214)	(3,854)

Effect of exchange-rate changes on cash and cash equivalents	4	(199)

Net increase (decrease) in cash and cash equivalents	(6,356)	1,759
Cash and cash equivalents, beginning of period	10,534	3,261

Cash and cash equivalents, end of period	$4,178	$5,020

Supplemental disclosure of cash-flow information:
Cash paid for interest	$3,326	$2,902
Supplemental disclosure of non-cash financing transactions:
Equipment and leasehold improvements acquired under capital leases	$1,462	$1,357
Accretion of preferred stock	$899	$802

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services.  Leveraging our set of technologies and subject-matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses.  Over 1,500 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications.  NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies.  At October 31, 2009, NaviSite had 15 state-of-the-art data centers in the United States and United Kingdom and a network operations center (“NOC”) in India.  Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc., and our wholly-owned subsidiaries.  These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  You should therefore read them in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K filed on October 27, 2009.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, comprehensive income and cash flows at the dates and for the periods indicated.  The results of operations for the three months ended October 31, 2009, are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2010.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates that we made include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation and the determination of the deferred-tax-valuation allowance.
     (c) Revenue Recognition
     Revenue, net, consists of monthly fees for application-management services, managed-hosting solutions, co-location and professional services.  Reimbursable expenses charged to clients are included in revenue, net, and cost of revenue.  Application management, managed-hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years.  Installation and up-front fees associated with application management, managed-hosting solutions and co-location services are billed at the time that we provide the installation service and recognized as revenue over the term of the related contract.  The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the greater of the term of the related contract or the expected customer life.  Revenue from payments received in advance of providing services is deferred until the period in which such services are delivered.

     Revenue from professional services is recognized as services are delivered, for time- and materials-type contracts, and using the percentage-of-completion method, for fixed-price contracts.  For fixed-price contracts, progress towards completion is measured by comparing the total hours incurred on the project to date to the total estimated hours required upon completion of the project.  When current contract estimates indicate that a loss is probable, a provision is made for the total anticipated loss in the current period.  Contract losses are determined to be the amount by which the estimated service-delivery costs of the contract exceed the estimated revenue that will be generated by the contract.  Unbilled accounts receivable represent revenue for services performed that have not yet been billed as of the balance-sheet date.  Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue-recognition criteria are met.
     Effective August 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends FASB Accounting Standards Codification (“ASC”) “Topic 605,” “Revenue Recognition.”  ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes  (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available.  Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective for us on August 1, 2010; however, we have elected to adopt early, as permitted by the guidance.  As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009.
     In accordance with ASU 2009-13, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price.  We determine selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, we use third-party evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”).
     VSOE is generally limited to the price charged when the same or similar product is sold separately.  If a product or service is seldom sold separately, it is unlikely that we can determine VSOE for the product or service.  We define VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by us.
     TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.  It may be difficult for us to obtain sufficient information on competitor pricing to substantiate TPE and therefore we may not always be able to use TPE.
     If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after our ASU 2009-13 implementation date of August 1, 2009, we will use ESP in our allocation of arrangement consideration.  The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.  Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement.  Specifically, we consider the cost to produce or provide the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts or services, our ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.
     We plan to analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis.  Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
     Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met:  (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer.  Further, our revenue arrangements generally do not include a general right of return relative to delivered products.

     Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion.  The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
     During the current quarter the adoption of ASU 2009-13 had no impact.
     (d) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources.  We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our condensed consolidated balance sheets as a component of stockholders’ deficit, “Accumulated other comprehensive loss.”  For the three months ended October 31, 2009 and 2008, comprehensive loss totaled approximately $2.3 million and $3.6 million, respectively.
     (e) Basic and Diluted Net Loss per Common Share
     Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding during the period.  We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common-stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months Ended
	October 31
	2009	2008
Common stock options	575,126	623,136
Common stock warrants	1,194,228	1,194,884
Non-vested stock	189,135	26,496
Series A convertible preferred stock	3,836,608	3,432,639
ESPP	53,410	—

Total	5,848,507	5,277,155

     (f) Recent Accounting Pronouncements
     In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP and was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting-standard documents are to be superseded, and all accounting literature excluded from the Codification is to be considered nonauthoritative.  We adopted the Codification for the interim period ended October 31, 2009.   There was no impact on our financial position or results of operations.
     In conjunction with the issuance of SFAS 168, the FASB also issued ASU No. 2009-1, “Topic 105” — “Generally Accepted Accounting Principles” (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

     Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs.  For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
     Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.”  ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes  (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available.  Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective for us on August 1, 2010; however, we have elected to early adopt as permitted by the guidance.  As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009.  During the current quarter the adoption of ASU 2009-13 had no impact.
     In November 2008 the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”).  Under the proposed roadmap, in fiscal 2015 we could be required to prepare financial statements in accordance with IFRS.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  We are currently assessing the impact that this change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.
     Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures.  FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  This guidance became effective for us on August 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the three months ended October 31, 2009.
     Effective August 1, 2009, we adopted FSP No. 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now part of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”).  FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. Such adoption did not have a material impact on our financial position or results of operations.
     In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, which is now part of FASB ASC 805, “Business Combinations” (“FASB ASC 805”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value.”  Under FASB ASC 805 all business combinations will be accounted for under the acquisition method.  Significant changes from current guidance resulting from FASB ASC 805 include, among others, the requirement that contingent assets, liabilities and consideration be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings.  Further, acquisition-related costs are to be expensed rather than treated as part of the acquisition.  FASB ASC 805 is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will apply the provisions of FASB ASC 805 to any acquisitions after July 31, 2009.  The impact of this standard, if any, will not be known until the consummation of a business combination under the new standard.

     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends ASC “Topic 820”, “Fair Value Measurements and Disclosures.”  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  Changes to the FASB ASC as a result of this update are effective for us on November 1, 2009.  We do not believe that adoption of these changes will have a material effect on our financial position or results of operations.
     (3) Reclassifications
     Certain fiscal-year-2009 amounts have been reclassified to conform to the current-year presentation, including the results of America’s Job Exchange, our employment-services website (“AJE”), which were originally classified as a discontinued operation during the first three quarters of fiscal 2009. During the fourth quarter of fiscal 2009, we determined that it was no longer probable that a transaction would be completed within one year and therefore have reclassified AJE operations back into continuing operations for the previously reported period. AJE’s revenue for the three-month period ended October 31, 2008, was $0.3 million.
     (4) Subsequent Events
     Effective July 2009 we adopted the provisions of the FASB-issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC 855, “Subsequent Events” (“FASB ASC 855”).  FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance-sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the date on which the financial statements were issued or were available to be issued.  In accordance with FASB ASC 855, we have evaluated subsequent events through December 10, 2009, the date of issuance of our consolidated financial statements.  During the period from November 1, 2009, to December 10, 2009, we did not have any material recognizable subsequent events.
     (5) Restructuring Charge
     During the three months ended October 31, 2008, we initiated the restructuring of our professional-services organization in an effort to realign resources.  As a result of this initiative, we terminated several employees resulting in an initial restructuring charge for severance and related costs of $0.5 million.  This initial restructuring charge was adjusted during fiscal year 2009 to reflect the reduction of future payments of approximately $0.1 million due under the plan.  The balance of $0.3 million at October 31, 2008, was included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets.  As of July 31, 2009, there were no future obligations.
     (6) Property and Equipment
     Property and equipment at October 31, 2009, and July 31, 2009, are summarized as follows:

	October 31,	July 31,
	2009	2009
	(In thousands)
Office furniture and equipment	$4,228	$4,208
Computer equipment	80,259	75,766
Software licenses	16,016	15,798
Leasehold improvements	26,488	25,838

	126,991	121,610
Less: Accumulated depreciation and amortization	(93,779)	(89,562)

Property and equipment, net	$33,212	$32,048

     The estimated useful lives of our property and equipment are as follows:  office furniture and equipment, five years; computer equipment, three years; software licenses, three years or the life of the license; and leasehold improvements, the lesser of the lease term or the asset’s estimated useful life.
     (7) Goodwill and Intangible Assets

(In thousands)
Goodwill as of July 31, 2009	$66,566
Adjustments to goodwill	—

Goodwill as of October 31, 2009	$66,566

     Intangible assets, net, consisted of the following:

	October 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer lists	$39,392	$(27,265)	$12,127
Customer-contract backlog	14,600	(8,179)	6,421
Developed technology	3,140	(1,641)	1,499
Vendor contracts	700	(700)	—
Trademarks	670	(248)	422
Non-compete agreements	206	(152)	54

Intangible assets, net	$58,708	$(38,185)	$20,523

	July 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer lists	$39,392	$(26,498)	$12,894
Customer-contract backlog	14,600	(7,619)	6,981
Developed technology	3,140	(1,506)	1,634
Vendor contracts	700	(637)	63
Trademarks	670	(220)	450
Non-compete agreements	206	(135)	71

Intangible assets, net	$58,708	$(36,615)	$22,093

     Intangible-asset amortization expense for the three months ended October 31, 2009 and 2008, aggregated $1.6 million and $1.8 million, respectively.  Intangible assets are being amortized over estimated useful lives ranging from two to eight years.
     The amount reflected in the table below for fiscal year 2010 includes year-to-date amortization.  Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
2014	$1,869
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	October 31	July 31,
	2009	2009
	(In thousands)
Accrued payroll, benefits and commissions	$4,616	$4,086
Accrued accounts payable	2,678	2,408
Accrued interest	1,629	1,837
Accrued lease-abandonment costs, current portion	260	332
Accrued sales/use, property and miscellaneous taxes	473	421
Accrued legal	440	636
Other accrued expenses and current liabilities	1,931	1,939

	$12,027	$11,659

(9) Debt
     Debt consists of the following:

	October 31,	July 31,
	2009	2009
	(In thousands)
Total debt	$110,671	$116,757
Less current portion term loan, revolver and other debt	4,202	10,603

Long-term term loan	$106,469	$106,154

     Senior Secured Credit Facility
     In June 2007 we entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicated lending group.  The Credit Agreement consisted of a six-year single-draw term loan (the “Term Loan”) totaling $90.0 million and a five-year $10.0 million revolving-credit facility (the “Revolver”).  Proceeds from the Term Loan were used to pay our obligations under the Silver Point Debt, to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data-center expansion (totaling approximately $8.7 million) and for general corporate purposes.  Borrowings under the Credit Agreement were guaranteed by us and certain of our subsidiaries.
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
     Proceeds from the Term Loan were used to extinguish all of our outstanding debt with Silver Point Finance LLC (“Silver Point”).  At the closing of the Credit Agreement, we had $75.5 million outstanding with Silver Point, which amount was paid in full.  In addition, we incurred a $3.0 million prepayment penalty, which we paid with the proceeds of the Term Loan.  At the closing of the Credit Agreement, our revolving commitment with Atlantic Investors, LLC was also terminated.
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
     In September 2007 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provided us with an incremental $20.0 million in term-loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio.  All other terms of the Credit Agreement remained substantially the same.  We recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008, to reflect this extinguishment of the Credit Agreement, in accordance with FASB ASC 470-50, “Debt Modifications and Extinguishments,” formerly EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
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
     At July 31, 2008, we were not in compliance with our financial covenants of leverage, fixed charges and annual capital expenditures.  In October 2008 we entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”), which waived these violations as of July 31, 2008.  In addition, the October Amendment (i) increased the rate of interest to either (x) LIBOR plus 6% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 5%, (ii) adds a 2% accruing PIK interest until the leverage ratio has been lowered to 3:1, (iii) changes the excess cash flow sweep to 75% to be performed quarterly, (iv) requires certain settlement and asset-sale proceeds to be used for debt repayment, (v) modifies certain financial covenants for future periods and (vi) requires a payment to the lenders of 3% of the outstanding term and revolving loans if a leverage ratio of 3:1 is not achieved by January 31, 2010.  We were in compliance with the covenants under the Amended Credit Agreement as of October 31, 2009.
     At October 31, 2009, $110.3 million was outstanding under the Amended Credit Agreement, of which $3.1 million was outstanding under the Revolver.
     In order for us to comply with our credit agreement’s senior-leverage ratio and fixed-charges covenants for quarterly periods in 2010 and beyond, we will need to achieve some of the following measures:  (i) increase our Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), (ii) successfully complete the sale of certain non-core assets (e.g., certain co-location data centers or other non-strategic assets), a portion of the proceeds from which would be used to repay debt, (iii) execute a debt-reduction plan, (iv) refinance our existing debt arrangement and (v) modify one of our significant data-center lease agreements.  If the aforementioned measures are not sufficient to maintain compliance with our financial covenants, we would need to seek a waiver or amendment from the syndicated lending group.  However, there can be no assurance that we could obtain such a waiver or amendment, in which case our debt would immediately become due and payable in full, an event that would adversely affect our liquidity and our ability to manage our business.  We believe that our execution of some combination of the above measures will be sufficient for us to maintain compliance with our financial covenants throughout 2010.
(10) Fair-Value Measures and Derivative Instruments
     In May 2006, we purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt.  In June 2007, upon refinancing of the Silver Point Debt, we maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement.  In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased an additional interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement.  In March and July 2009, we amended the $10.0 million interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million.  As of October 31, 2009, the fair value of these interest-rate derivatives (representing a notional amount of approximately $53.8 million at October 31, 2009) was approximately $0.1 million, which is included in “Other assets” in our condensed consolidated balance sheets.  The change in fair value during the three months ended October 31, 2009, of approximately $2,000 was charged to Other income, net.
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
     Effective August 1, 2008, we adopted FASB ASC 820 (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” formally known as SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair-value measurements.  FASB ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
     Level 1 - quoted prices in active markets for identical assets or liabilities;
     Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; and
     Level 3 - unobservable inputs, such as discounted-cash-flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement.  Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of October 31, 2009, are as follows:

	Level 1	Level 2	Level 3	Total
Interest-rate derivatives	—	$92,000	—	$92,000

	—	$92,000	—	$92,000

     Interest-rate derivatives.  The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties.  Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data.  The change in fair value for the three months ended October 31, 2009 and 2008 was a loss of approximately $2,000 and $4,000, respectively.
     Fair value of non-derivative financial instruments.  Long-term debt is carried at amortized cost.  However, we are required to estimate the fair value of long-term debt under FASB ASC 825-10 (“FASB ASC 825-10”), formally known as SFAS 107, “Disclosures about Fair Value of Financial Instruments.”  The fair value of the term loan was determined using current trading prices obtained from indicative market data on the term debt.

     A summary of the estimated fair value of our financial instruments as of October 31, 2009, and July 31, 2009, follows (in thousands):

	October 31, 2009		July 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan — short term	$819	$700	$546	$368
Term loan — long term	106,469	91,031	106,154	71,654

Total term loan	$107,288	$91,731	$106,700	$72,022
Revolver	$3,062	$2,465	$10,018	$6,261
(11) Commitments and Contingencies
     (a) Leases
     Abandoned Leased Facilities — During the three months ended October 31, 2008 and 2009, we recorded no lease impairment.
     Details of activity in the lease-exit accrual by geographic region for the three months ended October 31, 2009, are as follows (in thousands):

	Balance	Payments, less	Balance
Lease-Abandonment	July 31,	accretion of	October 31,
Costs for:	2009	interest	2009
Andover, MA	$160	$(23)	$137
Herndon, VA	34	(6)	28
Minneapolis, MN	234	(65)	169

	$428	$(94)	$334

     Minimum annual rental commitments under operating leases and other commitments as of October 31, 2009, are as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/long-term debt	$110,672	$4,202	$1,092	$1,092	$104,286	$—	$—
Interest on debt(a)	36,839	10,863	9,924	9,826	6,226	—	—
Capital leases(b)	22,499	5,077	3,090	2,318	2,300	2,300	7,414
Bandwidth commitments	1,252	1,120	132	—	—	—	—
Property leases (b) (c) (d)	82,768	9,883	9,130	9,071	9,016	9,225	36,443
Total	$254,030	$31,145	$23,368	$22,307	$121,828	$11,525	$43,857

(a)	Interest on debt assumes that LIBOR is fixed at 3.15% and that our leverage ratio drops below 3:1 as of January 31, 2010, resulting in a 2% interest-rate decrease. The 2% accruing PIK interest will be paid in full at the end of the loan term.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of October 31, 2009.

(c)	Amounts exclude certain common-area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease.

     Total bandwidth expense was $1.2 million and $1.4 million for the three months ended October 31, 2009 and 2008, respectively.
     Total rent expense for property leases was $3.4 million and $3.3 million for the three months ended October 31, 2009 and 2008, respectively.
     With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords.  At October 31, 2009, restricted cash of approximately $1.6 million related to these lease agreements and consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
     (b) Legal Matters
  IPO Securities Litigation
     In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the U.S. District Court for the Southern District of New York (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001, and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then-chief executive officer; Kenneth W. Hale, our then-chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 on behalf of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000 (the “Class-Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 by issuing and selling our common stock in the offering without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. Plaintiffs did not specify the amount of damages they sought in the Class-Action Litigation. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including any present or former officers and directors) and underwriters was submitted to the Court for preliminary approval (the “Global Settlement”). Pursuant to the Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro-rata share of the settlement consideration would be fully funded by insurance. By Opinion and Order dated October 5, 2009, after conducting a settlement fairness hearing on September 10, 2009, the Court granted final approval to the Global Settlement and directed the clerk to close each of the actions comprising the IPO Securities Litigation, including the Class-Action Litigation. A proposed final judgment in the Class-Action Litigation was filed on November 23, 2009, but has not yet been entered by the Court. Any appeal of the Court’s final approval of the Global Settlement must be filed within 30 days of the date judgment is entered.

     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and potential appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     On October 12, 2007, a purported NaviSite shareholder filed a complaint for violation of Section 16(b) of the Exchange Act, which provision prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class-Action Litigation. The complaint is pending in the U.S. District Court for the Western District of Washington (the “District Court”) and is captioned Vanessa Simmonds v. Bank of America Corp., et al. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from which no recovery is sought. Simmonds’ complaint was dismissed without prejudice by the District Court on the grounds that she had failed to make an adequate demand on us before filing her complaint. Because the District Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the District Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving other issuers, holding that the cases were time-barred because the issuers’ shareholders had notice of the potential claims more than five years before filing suit.
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. We do not expect that this claim will have a material impact on our financial position or results of operations.

  Other litigation
  Covario, Inc.
     On September 22, 2009, we filed an arbitration demand with the American Arbitration Association, seeking approximately $1,300,000 from Covario, Inc., for improper termination of a Master Service Agreement (“MSA”) and for failure to pay fees due and owing under the MSA.  On October 7, 2009, Covario filed a counterclaim against us, seeking damages in excess of $10 million.  Covario asserted six causes of action:  (i) breach of contract, (ii) misrepresentation, (iii) fraud, (iv) violation of Chapter 93A of the Massachusetts Unfair Business Practices Act, including statutory triple damages, (v) unjust enrichment and (vi) declaratory judgment, seeking a declaration that we materially breached the MSA and that Covario properly terminated the MSA.
     On October 29, 2009, we responded to the counterclaim, objecting to Covario’s damage claims based on a variety of contractual provisions, including a limitation of liability and a cap on Covario’s damages at the amount paid during the 12 months preceding a claim.  We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against Covario’s claims.  Because of the inherent uncertainty of litigation, we are not able to predict the possible outcome of the arbitration and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
     (12) Income-Tax Expense
     We recorded $0.5 million and $0.5 million of deferred income-tax expense during the three months ended October 31, 2009 and 2008, respectively.  No deferred-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred-tax assets.  The deferred-tax expense results from tax-goodwill amortization related to the acquisitions of Surebridge, Inc., AppliedTheory Corporation, netASPx, Alabanza and iCommerce, Inc.  For financial-statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually.  Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off.  The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
     On August 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”).  The purpose of FIN 48 is to increase the comparability in financial reporting of income taxes.  FIN 48 requires that in order for a tax benefit to be recorded in the income statement, the item in question must meet the more-likely-than-not threshold, which is met if the likelihood of the benefit’s being sustained upon examination by the taxing authorities is greater than 50%.  The adoption of FIN 48 did not have a material effect on our financial statements.  No cumulative effect was booked through beginning retained earnings.

     We are not currently under audit by the Internal Revenue Service or foreign-governmental revenue or tax authorities in any jurisdiction in which we file tax returns.  We conduct business in multiple locations throughout the world, resulting in tax filings outside of the United States.  We are subject to tax examinations regularly as part of the normal course of business.  Our major jurisdictions are the United States, the United Kingdom and India.  We are — with few exceptions — no longer subject to U.S. federal, state and local, or non-U.S., income-tax examinations for fiscal years before 2004.  However, to the extent that we utilize NOLs generated before fiscal 2004, such utilization remains subject to review by U.S. federal and state revenue authorities. NOLs generated in the United Kingdom for fiscal year 2008 forward remain subject to review by governmental revenue or tax authorities in that jurisdiction.
     We record interest and penalty charges related to income taxes, if incurred, as a component of general and administrative expenses.
     We may have experienced a change in ownership as defined in Section 382 of the Internal Revenue Code (“Section 382”) during calendar-year 2008.  An analysis is currently ongoing to determine if an ownership change did take place.  An ownership change could severely restrict the use of our NOLs going forward.  As a result of a change in ownership that occurred in September 2002, the utilization of our federal and state tax NOLs generated before this 2002 change is subject to an annual limitation of approximately $1.2 million (not including any further restrictions that may apply based on a potential ownership change in 2008).  We expect that, as a result of this limitation, a substantial portion of our federal and state NOL carryforwards will expire unused.
     We have — after taking into consideration NOLs expected to expire unused due to the 2002 Section 382 limitation for ownership changes — NOL carryforwards for federal- and state-tax purposes of approximately $189.7 million.  The federal NOL carryforwards will expire from fiscal-year 2015 to fiscal-year 2029, and the state NOL carryforwards will expire from fiscal-year 2012 to fiscal-year 2029.  Our utilization of these NOL carryforwards may be further limited if we experience additional ownership changes, as defined in Section 382 in calendar-year 2008, as described above, or in future years.  We have foreign NOL carryforwards of $5.6 million that may be carried forward indefinitely.
(13) Related-Party Transactions
     We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors.  During the three months ended October 31, 2009 and 2008, we generated revenues of approximately $36,000 and $31,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our condensed consolidated statements of operations.  The accounts-receivable balances at October 31, 2009 and July 31, 2009, related to this related party were not significant.
     During the three months ended October 31, 2009 and 2008, we performed professional and hosting services for a company whose chief executive officer is related to our chief executive officer.  For the three months ended October 31, 2009 and 2008, revenue generated from this company was approximately $58,000 and $52,000, respectively, which amounts are included in “Revenue, related parties,” in our condensed consolidated statements of operations.  The accounts-receivable balances at October 31, 2009 and July 31, 2009, related to this related party were not significant.
     On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited.  The Lease has a 10-year term.  NaviSite Europe Limited and we are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center.  At October 31, 2009 we had capital-lease obligations totaling $11.1 million related to equipment under the lease agreements.  During the three months ending October 31, 2009 and 2008, we paid $0.6 million and $0.6 million, respectively, under these arrangements.  The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q of NaviSite contains forward-looking statements, within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act, that involve risks and uncertainties.  All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties.  Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Item 1A (“Risk Factors”) and in our annual report on Form 10-K under Item 1A (“Risk Factors”) and the risks discussed in our other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
     NaviSite is a global information-technology (“IT”) provider of enterprise-hosting and application services.  We help more than 1,500 customers reduce the cost and complexity of IT, increase their service levels, free IT resources and focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions.  Our goal is to be the leading provider for cloud-enabled enterprise-hosting and managed-application services by leveraging our deep knowledge, experience, technology platform, commitment to flexibility and responsiveness to our customers.
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
     We provide our services from a global platform of 13 data centers in the United States and two in the United Kingdom, totaling approximately 200,000 square feet of usable space, and a primary NOC in India and secondary NOC support based out of Andover, Massachusetts.  Using this platform, we leverage innovative and scalable uses of technology, including shared components and virtualization, along with the subject-matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs.  Combining our technology, domain expertise and competitive fixed-cost infrastructure, we can offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite.  We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.
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
     Our services include:
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
  Application Management
     We provide implementation and operational services for the packaged applications listed below.  We offer — in addition to packaged enterprise-resource-planning (“ERP”) applications — outsourced messaging, including the monitoring and management of Microsoft Exchange and Lotus Domino.  Application-management services are available either in a NaviSite data center or, through remote management, on customers’ premises.  Moreover, our customers can choose to use dedicated or shared servers.  We also provide specific services to help customers migrate from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino, and our experts can customize messaging and collaborative applications.  We offer user provisioning, spam filtering, virus protection and enhanced monitoring and reporting.
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
     We currently serve over 1,500 customers.  Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base.  Our revenue growth comes from adding new customers and delivering additional services to existing customers.  Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.
     During fiscal 2008 and in past years, we have grown through business acquisitions and have restructured our operations.  Most recently, in August 2007 we acquired the assets of Alabanza, LLC, and Hosting Ventures, LLC (collectively, “Alabanza”), and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”).  These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market.  In September 2007 we acquired netASPx, Inc. (“netASPx”), an application-management service provider, and in October 2007 we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services.  We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
Results of Operations for the Three Months Ended October 31, 2009 and 2008
     The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	October 31,
	2009	2008

Revenue, net	99.7%	99.8%
Revenue, related parties	0.3%	0.2%

Total revenue	100.0%	100.0%

Cost of revenue, excluding restructuring charge, depreciation and amortization	50.8%	54.2%
Depreciation and amortization	15.1%	14.3%
Restructuring charge	—	0.5%

Total cost of revenue	65.9%	69.0%

Gross profit	34.1%	31.0%

Operating expenses:
Selling and marketing	13.6%	14.0%
General and administrative	15.4%	15.0%
Restructuring charge	—	0.6%

Total operating expenses	29.0%	29.6%

Income from operations	5.1%	1.4%

Other income (expense):
Interest income	—	—
Interest expense	(10.4)%	(7.7)%
Other income (expense), net	0.3%	1.2%

Loss before income taxes	(5.0)%	(5.1)%
Income taxes	(1.5)%	(1.2)%

Net loss	(6.5)%	(6.3)%
Accretion of preferred-stock dividends	(2.4)%	(2.0)%

Net loss attributable to common stockholders	(8.9)%	(8.3)%

Comparison of the Three Months Ended October 31, 2009 and 2008
Revenue
     We derive our revenue from managed-IT services — including hosting, co-location and application services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations.  These entities include mid-sized companies, divisions of large multinational companies and government agencies.
     Total revenue for the three months ended October 31, 2009, decreased 8% to approximately $36.8 million from approximately $40.2 million for the three months ended October 31, 2008.  The overall decline of approximately $3.4 million in revenue was mainly due to a $2.8 million reduction in professional-services revenues and to a reduction of $0.8 million in our enterprise-hosting and -application services revenue as a result of our decision not to renew one of our data center leases in April 2009.  These revenue decreases were partially offset by an increase of $0.2 million in revenues from our employment-services website, America’s Job Exchange (“AJE”).  Revenue from related parties during the three months ended October 31, 2009 and 2008, totaled $94,000 and $83,000, respectively.

Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended October 31, 2009, decreased approximately 13% to $24.2 million during the three months ended October 31, 2009, from approximately $27.7 million during the three months ended October 31, 2008.  As a percentage of revenue, total cost of revenue decreased to 65.9% during the three months ended October 31, 2009, from 69.0% during the three months ended October 31, 2008.  The overall decrease of approximately of $3.5 million was primarily due to: decreased salary-related expenses of $1.9 million; decreased facilities-related expense, including rent, utilities and telecommunication, of approximately $0.8 million due in part to our decision not to renew the lease of one of our data centers in April 2009; decreased third party costs, including $0.6 million related to third party pass through costs and external consultant expenses of $0.3 million; and decreased depreciation expense of approximately $0.2 million.  These expense reductions of approximately $3.8 million were partially offset by higher software- and hardware-maintenance and -licensing costs of approximately $0.2 million during the period and higher marketing related expenses of $0.1 million directly related to the support of AJE.
     During the three months ended October 31, 2008, we initiated the restructuring of our professional-services organization in an effort to realign resources.  As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.2 million was included in cost of revenue.
     Gross profit of approximately $12.6 million for the three months ended October 31, 2009, increased approximately $0.2 million, or 1%, from a gross profit of approximately $12.4 million for the three months ended October 31, 2008.  Gross profit for the three months ended October 31, 2009, represented 34.1% of total revenue, compared to 31% of total revenue for the three months ended October 31, 2008.  Our gross profit percentage was positively impacted during the three months ended October 31, 2009, as compared to the three months ended October 31, 2008, primarily due to our continued focus on cost containments and the cost reductions in response to the lower professional-services revenue noted above.
Operating Expenses
     Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.
     Selling and marketing expense decreased 12% to approximately $5.0 million, or 13.6% of total revenue, during the three months ended October 31, 2009, from approximately $5.7 million, or 14.0% of total revenue, during the three months ended October 31, 2008.  The decrease of approximately $0.7 million resulted primarily from the decreased salary and related headcount expenses of $0.8 million, off-set by an increase in commission and lead-referral fees of approximately $0.1 million.
     General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 5% to approximately $5.7 million, or 15.4% of total revenue, during the three months ended October 31, 2009, from approximately $6.0 million, or 15.0% of total revenue, during the three months ended October 31, 2008.  The mix of expenses changed such that there was a decrease in external professional service related fees, including accounting and legal fees, of approximately $0.3 million; a decrease in salary and related headcount expenses of approximately $0.2 million; and an increase in tax related expenses of approximately $0.1 million.
     Restructuring  — No restructuring charge was recorded during the three months ended October 31, 2009.

     During the three months ended October 31, 2008, we initiated the restructuring of our professional-services organization in an effort to realign resources.  As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.3 million was included in operating expenses.
Interest Income
     Interest income remained relatively consistent during the three months ended October 31, 2009 and 2008.  We recognized minimal interest income during the two periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.
Interest Expense
     During the three months ended October 31, 2009, interest expense increased to approximately $3.8 million from approximately $3.0 million for the three months ended October 31, 2008.  The increase of $0.8 million for the three months ended October 31, 2009, is primarily due to an increased rate of interest and a higher average outstanding term-loan balance during the three months ended October 31, 2009, compared to the three months ended October 31, 2008.
Other Income (Expense), Net
     Other income (expense), net, was approximately $0.1 million during the three months ended October 31, 2009, compared to Other income (expense), net, of approximately $0.5 million during the three months ended October 31, 2008.  The Other income (expense), net, recorded during the three months ended October 31, 2009, and 2008 is primarily attributable to sublease income and other miscellaneous income, including foreign exchange gain (loss).
Income-Tax Expense
     We recorded $0.5 million and $0.5 million of income-tax expense during the three months ended October 31, 2009 and 2008, respectively.  No income-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets.  The deferred tax expense resulted from tax-goodwill amortization related to the Surebridge asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by CBTM before the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007 and the asset acquisition of iCommerce in October 2007.  Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over 15 years.  For financial-statement purposes goodwill is not amortized for any of these acquisitions but is tested for impairment annually.  Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off.  The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as NOL carryforwards, which expire within a definite period.
Liquidity and Capital Resources
     As of October 31, 2009, our principal sources of liquidity included cash and cash equivalents of $4.2 million and a revolving-credit facility of $10.0 million provided under our credit agreement with a lending syndicate.  At October 31, 2009, we had borrowed $3.1 million under the revolving-credit facility, down from $10.0 million outstanding at July 31, 2009.  Our current assets, including cash and cash equivalents of $4.2 million, were approximately $1.7 million less than our current liabilities at October 31, 2009, as compared to a negative working capital of $1.0 million, including cash and cash equivalents of $10.5 million, at July 31, 2009.  A deposit of $5.0 million, to secure additional data center space in the United Kingdom, was refunded during the three months ending October 31, 2008.
     Cash and cash equivalents decreased approximately $6.4 million for the three months ended October 31, 2009.  Our primary sources of cash included approximately $4.6 million in cash provided by operations and $0.5 million in proceeds from borrowings on notes payable.  Net cash provided by operating activities of approximately $4.6 million for the three months ended October 31, 2009, resulted from the funding of our net loss of $2.4 million, and a negative net change in operating assets and liabilities of $0.2 million off-set by non-cash charges of $7.2 million.

The primary uses of cash for the three months ended October 31, 2009, included $4.0 million to purchase property, plant and equipment; and $8.1 million paid in respect of notes payable and capital-lease obligations.  At October 31, 2009, we had an accumulated deficit of $522.0 million.
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
     In order for us to comply with our credit agreement’s senior-leverage ratio and fixed-charges covenants for future quarterly periods in 2010 and beyond, we will need to achieve some of the following measures:   (i) increase our EBITDA, (ii) successfully complete the sale of certain non-core assets (e.g., certain co-location data centers or other non-strategic assets), a portion of the proceeds from which would be used to repay debt, (iii) execute a debt-reduction plan, (iv) refinance our existing debt arrangement and (v) modify one of our significant data-center lease agreements. If the aforementioned measures are not sufficient to maintain compliance with our financial covenants, we would need to seek a waiver or amendment from the syndicated lending group.  However, there can be no assurance that we could obtain such a waiver or amendment, in which case our debt would immediately become due and payable in full, an event that would adversely affect our liquidity and our ability to manage our business.  We believe that our execution of some combination of the above measures will be sufficient for us to maintain compliance with our financial covenants throughout 2010.
Recent Accounting Pronouncements
     In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.”  SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP and was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting-standard documents are to be superseded, and all accounting literature excluded from the Codification is to be considered nonauthoritative.  We adopted the Codification for the interim period ended October 31, 2009.   There was no impact on our financial position or results of operations.
     In conjunction with the issuance of SFAS 168, the FASB also issued ASU No. 2009-1, “Topic 105” — “Generally Accepted Accounting Principles” (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

     Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
     Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes  (1) vendor-specific objective evidence (“VSOE”), if available, (2) third-party evidence (“TPE”), if VSOE is not available, and (3) estimated selling price (“ESP”), if neither VSOE nor TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on August 1, 2010; however, we have elected to early adopt as permitted by the guidance.  As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009.  During the current quarter the adoption of ASU 2009-13 had no impact.

     In November 2008 the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (the “IASB”).  Under the proposed roadmap, in fiscal 2015 we could be required to prepare financial statements in accordance with IFRS.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  We are currently assessing the impact that this change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.
     Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures.  FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  This guidance became effective for us on August 1, 2009.  Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the three months ended October 31, 2009.
     Effective August 1, 2009, we adopted FSP No. 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now part of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”).  FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. Such adoption did not have a material impact on our financial position or results of operations.
     In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, which is now part of FASB ASC 805, “Business Combinations” (“FASB ASC 805”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value.”  Under FASB ASC 805 all business combinations will be accounted for under the acquisition method.  Significant changes from current guidance resulting from FASB ASC 805 include, among others, the requirement that contingent assets, liabilities and consideration be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings.  Further, acquisition-related costs are to be expensed rather than treated as part of the acquisition.  FASB ASC 805 is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will apply the provisions of FASB ASC 805 to any acquisitions after July 31, 2009.  The impact of this standard, if any, will not be known until the consummation of a business combination under the new standard.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends ASC “Topic 820,” “Fair Value Measurements and Disclosures.”  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  Changes to the FASB ASC as a result of this update are effective for us on November 1, 2009. We do not believe that adoption of these changes will have a material effect on our financial position or results of operations.

Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment.  Future minimum annual rental commitments under capital and operating leases and other commitments, as of October 31, 2009, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/long-term debt	$110,672	$4,202	$2,184	$104,286	$—
Interest on debt(a)	36,839	10,863	19,750	6,226	—
Capital leases(b)	22,499	5,077	5,408	4,600	7,414
Bandwidth commitments	1,252	1,120	132	—	—
Property leases (b) (c) (d)	82,768	9,883	18,201	18,241	36,443

Total	$254,030	$31,145	$45,675	$133,353	$43,857

(a)	Interest on debt assumes that LIBOR is fixed at 3.15% and that our leverage ratio drops below 3:1 as of January 31, 2010, resulting in a 2% interest-rate decrease. The 2% accruing PIK interest will be paid in full at the end of the loan term.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of October 31, 2009.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease.

Off-Balance Sheet Financing Arrangements
     We do not have any off-balance-sheet financing arrangements other than operating leases, which are recorded in accordance with U.S. GAAP.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires that we make certain estimates, judgments and assumptions that we believe are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; impairment of long-lived assets, goodwill and other intangible assets; stock-based compensation; impairment costs; and income taxes.  We review our estimates on a regular basis and make adjustments based on historical experiences, current conditions and future expectations.  We perform these reviews regularly and make adjustments in light of currently available information.  We believe that these estimates are reasonable, but actual results could differ from these estimates.
     Revenue Recognition.  We derive our revenue primarily from monthly fees for website and Internet-application management and hosting, co-location services and professional services.  Reimbursable expenses charged to customers are included in revenue and cost of revenue.  Revenue is recognized as services are performed in accordance with all applicable revenue-recognition criteria.
     Application-management, hosting and co-location services are billed and recognized as revenue over the term of the applicable contract based on actual customer usage.  These terms generally are one to five years.  Installation fees associated with application-management, hosting and co-location services are billed when the installation service is provided and recognized as revenue over the term of the related contract.  Installation fees generally consist of fees charged to set up a specific technological environment for a customer within a NaviSite data center.  In instances where payment for a service is received in advance of performing those services, the related revenue is deferred until the period in which such services are performed.  The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the greater of the term of the related contract or the expected customer life.
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
     Effective August 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends FASB Accounting Standards Codification (“ASC”) “Topic 605,” “Revenue Recognition.”  ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes  (1) VSOE, if available, (2) TPE, if VSOE is not available, and (3) ESP, if neither VSOE nor TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective for us on August 1, 2010; however, we have elected to adopt early, as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009.

     In accordance with ASU 2009-13, we allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists; otherwise, we use TPE.  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use ESP.
     We apply judgment to ensure the appropriate application of ASU 2009-13, including with respect to the determination of fair value for multiple deliverables, the determination of whether undelivered elements are essential to the functionality of delivered elements and the timing of revenue recognition, among others.  For those arrangements with respect to which the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and generally recognized ratably over the term of the arrangement.
     Existing customers are subject to initial and ongoing credit evaluations based on credit reviews that we perform and, subsequent to beginning as a customer, payment history and other factors, including the customer’s financial condition and general economic trends.  If we determine, subsequent to our initial evaluation at any time during the arrangement, that collectability is not reasonably assured, revenue is recognized as cash is received, as collectability is not considered probable at the time that the services are performed.
     Allowance for Doubtful Accounts.  We perform initial and periodic credit evaluations of our customers’ financial conditions.  We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses.  We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  We specifically reserve for 100% of the balance of customer accounts deemed uncollectible.  For all other customer accounts, we reserve as needed based upon our estimates of uncollectible amounts based on historical bad debt.  Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate.  Historically, our estimates have been consistent with actual results.  A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.1 million to $0.2 million decrease to income from operations for the fiscal quarter ended October 31, 2009.
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

     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred.  Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results.  If the assumption that we use in preparing our estimates of our reporting units’ projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected.  We completed our annual impairment review of goodwill as of July 31, 2009, and concluded that goodwill was not impaired.  No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date.  At October 31, 2009 and July 31, 2009, the carrying value of goodwill and other intangible assets totaled $87.1 million and $88.7 million, respectively.  Historically, our estimates have been consistent with actual results.
     Impairment costs.  We generally record impairments related to underutilized real estate leases.  Generally, whenever we determine that a facility will no longer be utilized or generate any future economic benefit, we record an impairment loss in the period such determination is made.  As of October 31, 2009, our accrued lease-impairment balance totaled approximately $0.3 million, all of which represents amounts that are committed under remaining contractual obligations.  These contractual obligations principally represent future obligations under non-cancelable real estate leases.  Impairment estimates relating to real estate leases involve the consideration of a number of factors, including potential sublet-rental rates, the estimated vacancy period for the property, brokerage commissions and certain other costs.  Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on our results of operations if actual amounts differ significantly from estimates.  These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.  As such, in the course of making such estimates, we often use third-party real estate professionals to assist us in our assessment of the marketplace for purposes of estimating sublet rates and vacancy periods.  Historically, our estimates have been consistent with actual results.  A 10% to 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from operations for the fiscal quarter ended October 31, 2009, by approximately $0.03 million to $0.07 million.
     Stock-Based Compensation.   SFAS No. 123(R), “Share-Based Payment,” which is now part of FASB ASC 718, “Compensation — Stock Compensation” (“FASB ASC 718”), requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  FASB ASC 718 superseded our previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  As permitted by SFAS No. 123, we had measured options granted before August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised.  Upon exercise of the options, net proceeds, including tax benefits realized, are credited to equity.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures.  FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In our pro forma information required under FASB ASC 718 for the periods before August 1, 2005, we established estimates for forfeitures.  Stock-based compensation expense recognized in our consolidated statements of operations for the fiscal years ended July 31, 2008 and 2007, included compensation expense for stock-based payment awards granted before, but unvested as of, July 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based payment awards granted after July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.
     In accordance with FASB ASC 718, we use the Black-Scholes Model.  In accordance with this model, we must make certain estimates to determine the grant-date fair value of equity awards.  These estimates can be complex and subjective and include the expected volatility of our common stock, our dividend rate, a risk-free interest rate, the expected term of the equity award and the expected forfeiture rate of the equity award.  Any changes in these assumptions may materially affect the estimated fair value of our recorded stock-based compensation.

     Income Taxes.  Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods.  This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.  At October 31, 2009 and 2008, respectively, a valuation allowance has been recorded against the gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized.  In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets.  In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly.  Our federal and state NOL carryforwards at October 31, 2009, totaled $189.7 million.  A 5% reduction in our current valuation allowance against these federal and state NOL carryforwards would result in an income-tax benefit of approximately $3.8 million for the reporting period.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions.  We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due.  These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various filing positions, we may record estimated reserves for exposures.  Based on our evaluation of current tax positions, we believe that we have appropriately accrued for exposures.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes.  We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio, nor have we entered into hedging transactions.  However, under our senior secured credit facility, we are required to maintain interest-rate protection to effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent.  Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material.  We currently have limited foreign operations and therefore face no material foreign-currency-exchange-rate risk.  Our interest-rate risk at October 31, 2009, was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility.  At October 31, 2009, we had no open derivative positions with respect to our borrowing arrangements.  Because our loan’s LIBOR-related rate is currently fixed above LIBOR, a hypothetical 100-basis-point increase in LIBOR would have resulted in no increase in our interest expense under our senior secured credit facility for the three months ended October 31, 2009.
Item 4.  Controls and Procedures
     Disclosure Controls and Procedures.  Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates, which change has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings
  IPO Securities Litigation
     In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the U.S. District Court for the Southern District of New York (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001, and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then-chief executive officer; Kenneth W. Hale, our then-chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 on behalf of all persons who acquired shares of our common stock between October 22, 1999, and December 6, 2000 (the “Class-Action Litigation”), against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by issuing and selling our common stock in the offering without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. Plaintiffs did not specify the amount of damages they sought in the Class-Action Litigation. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including any present or former officers and directors) and underwriters was submitted to the Court for preliminary approval (the “Global Settlement”). Pursuant to the Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro-rata share of the settlement consideration would be fully funded by insurance. By Opinion and Order dated October 5, 2009, after conducting a settlement fairness hearing on September 10, 2009, the Court granted final approval to the Global Settlement and directed the clerk to close each of the actions comprising the IPO Securities Litigation, including the Class-Action Litigation. A proposed final judgment in the Class-Action Litigation was filed on November 23, 2009, but has not yet been entered by the Court. Any appeal of the Court’s final approval of the Global Settlement must be filed within 30 days of the date judgment is entered.
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and potential appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

     On October 12, 2007, a purported NaviSite shareholder filed a complaint for violation of Section 16(b) of the Exchange Act, which provision prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class-Action Litigation. The complaint is pending in the U.S. District Court for the Western District of Washington (the “District Court”) and is captioned Vanessa Simmonds v. Bank of America Corp., et al. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from which no recovery is sought. Simmonds’ complaint was dismissed without prejudice by the District Court on the grounds that she had failed to make an adequate demand on us before filing her complaint. Because the District Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the District Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving other issuers, holding that the cases were time-barred because the issuers’ shareholders had notice of the potential claims more than five years before filing suit.
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. We do not expect that this claim will have a material impact on our financial position or results of operations.

   Other litigation
   Covario, Inc.
     On September 22, 2009, we filed an arbitration demand with the American Arbitration Association, seeking approximately $1,300,000 from Covario, Inc., for improper termination of a Master Service Agreement (“MSA”) and for failure to pay fees due and owing under the MSA.  On October 7, 2009, Covario filed a counterclaim against us, seeking damages in excess of $10 million.  Covario asserted six causes of action:  (i) breach of contract, (ii) misrepresentation, (iii) fraud, (iv) violation of Chapter 93A of the Massachusetts Unfair Business Practices Act, including statutory triple damages, (v) unjust enrichment and (vi) declaratory judgment, seeking a declaration that we materially breached the MSA and that Covario properly terminated the MSA.
     On October 29, 2009, we responded to the counterclaim, objecting to Covario’s damage claims in excess of $160,000 based on a variety of contractual provisions, including a limitation of liability and a cap on Covario’s damages at the amount paid during the 12 months preceding a claim.  We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against Covario’s claims.  Because of the inherent uncertainty of litigation, we are not able to predict the possible outcome of the arbitration and its ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
Item 1A.  Risk Factors
     There have been no material changes to the risk factors disclosed in Part I, “Item 1A.  Risk Factors,” in our annual report on Form 10-K for the fiscal year ended July 31, 2009.  The risks described in our annual report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 5.  Other Information
     During the quarter ended October 31, 2009, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Item 6.  Exhibits
     The exhibits listed in the exhibit index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2009	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 to Separation Agreement dated as of December 7, 2008, by and between the Registrant and Sumeet Sabharwal.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.