Form 10-Q
period 2010-01-31
NAVISITE INC
filed 2010-03-15
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 3, 2009, there were 37,630,124 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$945	$10,534
Accounts receivable, less allowance for doubtful accounts of $1,887 and $1,820 at January 31, 2010, and July 31, 2009, respectively	15,940	16,417
Unbilled accounts receivable	1,599	1,361
Prepaid expenses and other current assets	7,937	6,336

Total current assets	26,421	34,648
Property and equipment, net	23,073	32,048
Intangible assets	19,019	22,093
Goodwill	66,566	66,566
Other assets	4,551	6,769
Restricted cash	2,045	1,556

Total assets	$141,675	$163,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$199	$10,603
Capital-lease obligations, current portion	2,035	3,040
Accounts payable	8,617	5,375
Accrued expenses and other current liabilities	12,337	11,659
Deferred revenue, deferred other income and customer deposits	7,457	4,947

Total current liabilities	30,645	35,624
Capital-lease obligations, less current portion	477	10,973
Accrued lease-abandonment costs, less current portion	55	96
Deferred tax liability	8,474	7,492
Other long-term liabilities	7,428	7,565
Notes payable, less current portion	100,646	106,154

Total liabilities	147,725	167,904
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 3,888 at January 31, 2010, and 3,664 at July 31, 2009	32,703	30,879
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 36,443 at January 31, 2010, and 35,911 at July 31, 2009	364	359
Accumulated other comprehensive loss	(942)	(1,024)
Additional paid-in capital	485,721	485,136
Accumulated deficit	(523,896)	(519,574)

Total stockholders’ deficit	(38,753)	(35,103)

Total liabilities and stockholders’ deficit	$141,675	$163,680

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Revenue, net	$37,617	$37,907	$74,331	$77,989
Revenue, related parties	74	111	168	194

Total revenue, net	37,691	38,018	74,499	78,183
Cost of revenue, excluding depreciation and amortization and restructuring charge	19,063	20,129	37,745	41,931
Depreciation and amortization	5,665	5,698	11,219	11,430
Restructuring charge	—	(5)	—	209

Cost of revenue	24,728	25,822	48,964	53,570
Gross profit	12,963	12,196	25,535	24,613
Operating expenses:
Selling and marketing	5,455	5,034	10,445	10,695
General and administrative	5,355	5,584	10,910	11,323
Restructuring charge	—	(82)	—	180

Total operating expenses	10,810	10,536	21,355	22,198
Income from operations	2,153	1,660	4,180	2,415
Other income (expense):
Interest income	4	21	11	25
Interest expense	(3,778)	(3,905)	(7,755)	(7,173)
Other income (expense), net	182	232	280	693

Loss from operations before income taxes	(1,439)	(1,992)	(3,284)	(4,040)
Income taxes	(499)	(499)	(1,038)	(998)

Net loss	(1,938)	(2,491)	(4,322)	(5,038)
Accretion of preferred stock dividends	(925)	(825)	(1,824)	(1,627)

Net loss attributable to common stockholders	$(2,863)	$(3,316)	$(6,146)	$(6,665)

Basic and diluted net loss per common share attributable to common stockholders	$(0.08)	$(0.09)	$(0.17)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	36,269	35,457	36,136	35,401

Stock-based compensation expense:
Cost of revenue	$287	$312	$581	$691
Selling and marketing	205	134	380	316
General and administrative	338	322	740	730
Restructuring charge	—	(32)	—	19

Total stock-based compensation expense	$830	$736	$1,701	$1,756

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,322)	$(5,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,617	11,776
Loss on disposal of assets	85	—
Mark to market value for interest-rate cap	34	61
Stock-based compensation	1,701	1,756
Provision for bad debts	230	339
Deferred income-tax expense	982	998
Changes in operating assets and liabilities:
Accounts receivable	152	(1,748)
Unbilled accounts receivable	(243)	(19)
Prepaid expenses and other current assets, net	(1,908)	4,283
Long-term assets	2,195	94
Accounts payable	3,329	(1,675)
Accrued expenses, deferred revenue and customer deposits	4,279	156
Long-term liabilities	(1,050)	1,062

Net cash provided by operating activities	17,081	12,045
Cash flows from investing activities:
Purchase of property and equipment	(8,086)	(6,204)
Releases of (transfers to) restricted cash	(235)	(76)

Net cash used for investing activities	(8,321)	(6,280)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	714	181
Proceeds from notes payable, net	2,573	3,477
Repayment of notes payable	(19,696)	(6,062)
Debt-issuance costs	—	(1,184)
Payments on capital-lease obligations	(1,927)	(2,139)

Net cash used for financing activities	(18,336)	(5,727)

Effect of exchange-rate changes on cash and cash equivalents	(13)	(341)

Net decrease in cash and cash equivalents	(9,589)	(303)
Cash and cash equivalents, beginning of period	10,534	3,261

Cash and cash equivalents, end of period	$945	$2,958

Supplemental disclosure of cash-flow information:
Cash paid for interest	$6,436	$5,941
Supplemental disclosure of non-cash financing transactions:
Equipment and leasehold improvements acquired under capital leases	$1,462	$2,068
Accretion of preferred stock	$1,824	$1,627
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services. Leveraging our set of technologies and subject-matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At January 31, 2010, NaviSite had 15 state-of-the-art data centers in the United States and United Kingdom and a network operations center (“NOC”) in India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc., and our wholly-owned subsidiaries. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. You should therefore read them in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K filed on October 27, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, comprehensive income and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2010, are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2010.
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

     Effective August 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-13, "Multiple-Deliverable Revenue Arrangements,” which amends FASB Accounting Standards Codification (“ASC”) “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on August 1, 2010; however, we have elected to adopt early, as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009.
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
     During the first six months of fiscal year ending July 31, 2010, the adoption of ASU 2009-13 had no impact.
     (d) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our condensed consolidated balance sheets as a component of stockholders’ deficit, “Accumulated other comprehensive loss.” For the three and six months ended January 31, 2010, comprehensive loss totaled approximately $1.9 million and $4.2 million, respectively. For the three and six months ended January 31, 2009, comprehensive loss totaled approximately $3.1 million and $6.7 million, respectively.

     (e) Basic and Diluted Net Loss per Common Share
     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding during the period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common-stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Common stock options	592,817	—	568,942	84,151
Common stock warrants	1,194,424	1,170,541	1,194,326	1,191,407
Non-vested stock	262,787	32,954	235,601	50,440
Series A Convertible Preferred Stock	3,952,186	3,518,807	3,952,186	3.518,807
Employee Stock Purchase Plan	8,375	56,501	5,728	300,580

Total	6,010,589	4,778,803	5,956,783	5,145,385

     (f) Recent Accounting Pronouncements
     In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP and was launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting-standard documents are to be superseded, and all accounting literature excluded from the Codification is to be considered nonauthoritative. We adopted the Codification beginning with the interim period ended October 31, 2009. There was no impact on our financial position or results of operations.
     In conjunction with the issuance of SFAS 168, the FASB also issued ASU No. 2009-1, “Topic 105” — “Generally Accepted Accounting Principles” (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 and is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial position or results of operations but changed the referencing system for accounting standards.
     Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
     Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on August 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009. During the first six months of the fiscal year ending July 31, 2010 the adoption of ASU 2009-13 had no impact.
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
     Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on August 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the six months ended January 31, 2010.
     Effective August 1, 2009, we adopted FSP No. 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is now part of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. Such adoption did not have a material impact on our disclosures, financial position or results of operations.
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
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends ASC “Topic 820”, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. Changes to the FASB ASC as a result of this update were effective for us on November 1, 2009. The adoption of these changes did not have a material effect on our financial position or results of operations.
     (3) Reclassifications
     Certain fiscal-year-2009 amounts have been reclassified to conform to the current-year presentation, including the results of America’s Job Exchange, our employment-services website (“AJE”), which were originally classified as a discontinued operation during the first three quarters of fiscal 2009. During the fourth quarter of fiscal 2009, we determined that it was no longer probable that a transaction would be completed within one year and therefore have reclassified AJE operations back into continuing operations for the previously reported period. AJE’s revenue for the three and six-month periods ended January 31, 2009, were $0.4 million and $0.7 million, respectively.
     (4) Subsequent Events
     Effective July 2009, we adopted the provisions of the FASB-issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. In accordance with FASB ASC 855, we have evaluated subsequent events through the date of issuance of our consolidated financial statements. During this period, other than the netASPx asset sale and the amendment to our Credit Agreement, as discussed in footnote 14, Subsequent Events, we did not have any other material subsequent events.
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
     (6) Property and Equipment
     Property and equipment at January 31, 2010, and July 31, 2009, are summarized as follows:

	January 31,	July 31,
	2010	2009
	(In thousands)
Office furniture and equipment	$4,241	$4,208
Computer equipment	82,799	75,766
Software licenses	16,240	15,798
Leasehold improvements	15,050	25,838

	118,330	121,610
Less: Accumulated depreciation and amortization	(95,257)	(89,562)

Property and equipment, net	$23,073	$32,048

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, five years; computer equipment, three years; software licenses, three years or the life of the license; and leasehold improvements, the lesser of the lease term or the asset’s estimated useful life.
     On January 29, 2010, we signed a lease amendment to shorten the lease term on one of our data centers from 10-years to 7-years thereby changing the accounting treatment for this lease from a capital lease to an operating lease. As a result of this lease amendment, our capital lease obligations were reduced by $10.5 million and the corresponding leasehold improvement balances declined $9.4 million from the reported balances as of July 31, 2009. See additional discussion regarding this matter in footnote 13, Related-Party Transactions.
     (7) Goodwill and Intangible Assets

(In thousands)
Goodwill as of July 31, 2009	$66,566
Adjustments to goodwill	—

Goodwill as of January 31, 2010	$66,566

     Intangible assets, net, consisted of the following:

	January 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$39,392	$(28,029)	$11,363
Customer-contract backlog	14,600	(8,739)	5,861
Developed technology	3,140	(1,776)	1,364
Vendor contracts	700	(700)	—
Trademarks	670	(276)	394
Non-compete agreements	206	(169)	37

Intangible assets, net	$58,708	$(39,689)	$19,019

	July 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$39,392	$(26,498)	$12,894
Customer-contract backlog	14,600	(7,619)	6,981
Developed technology	3,140	(1,506)	1,634
Vendor contracts	700	(637)	63
Trademarks	670	(220)	450
Non-compete agreements	206	(135)	71

Intangible assets, net	$58,708	$(36,615)	$22,093

     Intangible-asset amortization expense for the three and six-months ended January 31, 2010 aggregated $1.5 million and $3.1 million, respectively and for the three and six-months ended January 31, 2009 was $1.8 million and $3.7 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.
     The amount reflected in the table below for fiscal year 2010 includes year-to-date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2010	$6,068
2011	$5,921
2012	$5,776
2013	$2,307
2014	$1,869
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31	July 31,
	2010	2009
	(In thousands)
Accrued payroll, benefits and commissions	$4,887	$4,086
Accrued accounts payable	3,044	2,408
Accrued interest	1,520	1,837
Accrued lease-abandonment costs, current portion	190	332
Accrued sales/use, property and miscellaneous taxes	587	421
Accrued legal	277	636
Other accrued expenses and current liabilities	1,832	1,939

	$12,337	$11,659

(9) Debt
     Debt consists of the following:

	January 31,	July 31,
	2010	2009
	(In thousands)
Total debt	$100,845	$116,757
Less current portion term loan, revolver and other debt	199	10,603

Long-term term loan	$100,646	$106,154

     Senior Secured Credit Facility
     In June 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six-year single-draw term loan (the “Term Loan”) totaling $90.0 million and a five-year $10.0 million revolving-credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under the Silver Point Debt, to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data-center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by us and certain of our subsidiaries.
     Under the Term Loan, we are required to make principal amortization payments during the six-year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of our fiscal quarters. In June 2013 the balance of the Term Loan becomes due and payable. The outstanding principal under the Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Credit Agreement. In addition, amounts outstanding under the Credit Agreement are subject to mandatory prepayment in certain cases, including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory prepayment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Credit Agreement. In the case of an equity offering, we are entitled to retain the first $5.0 million raised and must prepay amounts owed under the Credit Agreement with 100% of any equity-offering proceeds that exceed $5.0 million.
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
     In August 2007, we entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us (a) to use approximately $8.7 million of cash originally borrowed under the Credit Agreement, which amount was restricted for data-center expansion to partially fund the acquisition of Jupiter Hosting, Inc. and Alabanza, LLC, and (b) to issue up to $75.0 million of indebtedness, so long as such indebtedness is unsecured, requires no amortization payment and becomes due or payable no earlier than 180 days after the maturity date of the Credit Agreement in June 2013.
     In September 2007, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided us with an incremental $20.0 million in term-loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. We recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008, to reflect this extinguishment of the Credit Agreement, in accordance with FASB ASC 470-50, “Debt Modifications and Extinguishments,” formerly EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
     In January 2008, we entered into Amendment, Waiver and Consent Agreement No. 3 to the Amended Credit Agreement (the “January Amendment”). The January Amendment amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $16.5 million, as compared to $10.0 million, and requires the reduction of the $16.5 million to no less than $10.0 million as such indebtedness is repaid as to principal.
     In June 2008, we entered into Amendment and Consent Agreement No. 4 to the Amended Credit Agreement (the “June Amendment”). The June Amendment (i) amended the definition of Permitted UK Datasite Buildout Indebtedness (as that term is defined in the Amended Credit Agreement) to total $33 million, as compared to $16.5 million, (ii) increased to $20 million the maximum amount of contingent obligations relating to all leases for any period of 12 months and (iii) increased the rate of interest to either (x) LIBOR plus 5.0% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 4.0%.
     At July 31, 2008, we were not in compliance with our financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008 we entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”), which waived these violations as of July 31, 2008. In addition, the October Amendment (i) increased the rate of interest to either (x) LIBOR plus 6% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 5%, (ii) adds a 2% accruing PIK interest until the leverage ratio has been lowered to 3:1, (iii) changes the excess cash flow sweep to 75% to be performed quarterly, (iv) requires certain settlement and asset-sale proceeds to be used for debt repayment, (v) modifies certain financial covenants for future periods and (vi) requires a payment to the lenders of 3% of the outstanding term and revolving loans if a leverage ratio of 3:1 was not achieved by January 31, 2010. We were in compliance with the covenants under the Amended Credit Agreement as of January 31, 2010.
     Subsequent to the end of our quarter and in conjunction with the sale of netASPx, as discussed in footnote 14, on February 19, 2010 we entered into an Amendment, Waiver and Consent Agreement No. 7 (“Amendment No. 7”). Amendment No. 7 provided for certain required waivers with respect to the security interest in the assets of netASPx transferred post sale and modified the definition of fixed charges to exclude certain prior capital expenditures related to the netASPx business and other contemplated asset sales as well as excluded from our third quarter fixed charge calculation, the purchase of capital equipment to support a recent new customer contract.
     At January 31, 2010, $100.6 million was outstanding under the Amended Credit Agreement.
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
(10) Fair-Value Measures and Derivative Instruments
     In May 2006, we purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt. In June 2007, upon refinancing of the Silver Point Debt, we maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased an additional interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the $10.0 million interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of January 31, 2010, the fair value of these interest-rate derivatives (representing a notional amount of approximately $51.8 million at January 31, 2010) was approximately $0.06 million, which is included in “Other assets” in our condensed consolidated balance sheets. The change in fair value during the three and six-months ended January 31, 2010, of approximately $33,000 and $34,000, respectively, were charged to Other income, net.
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

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of January 31, 2010, are as follows:

	Level 1	Level 2	Level 3	Total
Interest-rate derivatives	—	$59,000	—	$59,000

	—	$59,000	—	$59,000

     Interest-rate derivatives. The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the three and six months ended January 31, 2010 and 2009 was a loss of approximately $33,000 and $34,000, and $57,000 and $61,000, respectively.
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
     A summary of the estimated fair value of our financial instruments as of January 31, 2010, and July 31, 2009, follows (in thousands):

	January 31, 2010		July 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan — short term	$—	$—	$546	$368
Term loan — long term	100,647	89,576	106,154	71,654

Total term loan	$100,647	$89,576	$106,700	$72,022
Revolver	$—	$—	$10,018	$6,261
(11) Commitments and Contingencies
     (a) Leases and Other Commitments
     Abandoned Leased Facilities — During the three and six-months ended January 31, 2010 and 2009, we recorded no lease impairment.
     Details of activity in the lease-exit accrual by geographic region for the six months ended January 31, 2010, are as follows (in thousands):

	Balance	Payments, less	Balance
Lease-Abandonment	July 31,	accretion of	January 31,
Costs for:	2009	interest	2010
Andover, MA	$160	$(43)	$117
Herndon, VA	34	(11)	23
Minneapolis, MN	234	(129)	105

	$428	$(183)	$245

     Minimum annual rental commitments under operating leases and other commitments as of January 31, 2010, are as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/long-term debt	$100,845	$199	$1,040	$1,040	$98,566	$—	$—
Interest on debt (a)	32,075	9,955	9,348	9,253	3,519	—	—
Capital leases (b)	2,673	2,178	490	5	—	—	—
Operating leases (b)	10,938	2,062	2,122	2,185	2,251	2,318	—
Bandwidth commitments	1,016	920	96	—	—	—	—
Property leases (b) (c) (d)	79,695	9,750	9,279	9,263	9,223	9,291	32,889

Total	$227,242	$25,064	$22,375	$21,746	$113,559	$11,609	$32,889

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of January 31, 2010.

(c)	Amounts exclude certain common-area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease; this lease expired in February 2010 and was not renewed.
     Total bandwidth expense was $1.1 million and $2.3 million for the three and six-months ended January 31, 2010, respectively and total bandwidth expense was $1.2 million and $2.6 million for the three and six-months end January 31, 2009, respectively.
     Total rent expense for property leases was $3.3 million and $6.7 million for the three and six-months ended January 31, 2010, respectively and total rent expense for property leases was $3.4 million and $6.7 million for the three and six-months ended January 31, 2009, respectively.
     With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2010, restricted cash of approximately $2.1 million related to these lease agreements and consisted of money market accounts, certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
     (b) Legal Matters
IPO Securities Litigation
     In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the U.S. District Court for the Southern District of New York (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001, and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then-chief executive officer; Kenneth W. Hale, our then-chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 on behalf of all persons who acquired shares of our common stock between October 22, 1999 and December 6, 2000 (the “Class-Action Litigation”) against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 by issuing and selling our common stock in the offering without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. Plaintiffs did not specify the amount of damages they sought in the Class-Action Litigation. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including any present or former officers and directors) and underwriters was submitted to the Court for preliminary approval (the “Global Settlement”). Pursuant to the Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro-rata share of the settlement consideration would be fully funded by insurance. By Opinion and Order dated October 5, 2009, after conducting a settlement fairness hearing on September 10, 2009, the Court granted final approval to the Global Settlement and directed the clerk to close each of the actions comprising the IPO Securities Litigation, including the Class-Action Litigation. A proposed final judgment in the Class-Action Litigation was filed on November 23, 2009, and was signed by the Court on November 24, 2009 and entered on the docket on December 29, 2009.
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
     On October 12, 2007, a purported NaviSite stockholder filed a complaint for violation of Section 16(b) of the Exchange Act, which provision prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class-Action Litigation. The complaint is pending in the U.S. District Court for the Western District of Washington (the “District Court”) and is captioned Vanessa Simmonds v. Bank of America Corp., et al. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from which no recovery is sought. Simmonds’ complaint was dismissed without prejudice by the District Court on the grounds that she had failed to make an adequate demand on us before filing her complaint. Because the District Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the District Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving other issuers, holding that the cases were time-barred because the issuers’ stockholders had notice of the potential claims more than five years before filing suit.
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. We do not expect that this claim will have a material impact on our financial position or results of operations.
     Other litigation
     Covario, Inc.
     On September 22, 2009, we filed an arbitration demand with the American Arbitration Association, seeking approximately $1.3 million from Covario, Inc., for improper termination of a Master Service Agreement (“MSA”) and for failure to pay fees due and owing under the MSA. On October 7, 2009, Covario filed a counterclaim against us, seeking damages in excess of $10 million. Covario asserted six causes of action: (i) breach of contract, (ii) misrepresentation, (iii) fraud, (iv) violation of Chapter 93A of the Massachusetts Unfair Business Practices Act, including statutory triple damages, (v) unjust enrichment and (vi) declaratory judgment, seeking a declaration that we materially breached the MSA and that Covario properly terminated the MSA.
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
     (12) Income-Tax Expense
     We recorded $0.5 million and $1.0 million and $0.5 million and $1.0 million of deferred income-tax expense during the three and six-months ended January 31, 2010 and 2009, respectively. No deferred-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred-tax assets. The deferred-tax expense results from tax-goodwill amortization related to the acquisitions of the Surebridge business, the AppliedTheory business, netASPx, the Alabanza business and the iCommerce business. For financial-statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
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
     We are not currently under audit by the Internal Revenue Service or foreign-governmental revenue or tax authorities in any jurisdiction in which we file tax returns. We conduct business in multiple locations throughout the world, resulting in tax filings outside of the United States. We are subject to tax examinations regularly as part of the normal course of business. Our major jurisdictions are the United States, the United Kingdom and India. We are — with few exceptions — no longer subject to U.S. federal, state and local, or non-U.S., income-tax examinations for fiscal years before 2005. However, to the extent that we utilize

NOLs generated before fiscal 2005, such utilization remains subject to review by U.S. federal and state revenue authorities. NOLs generated in the United Kingdom for fiscal year 2008 forward remain subject to review by governmental revenue or tax authorities in that jurisdiction.
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
     We have — after taking into consideration NOLs expected to expire unused due to the 2002 Section 382 limitation for ownership changes — NOL carryforwards for federal- and state-tax purposes of approximately $191.6 million. The federal NOL carryforwards will expire from fiscal-year 2015 to fiscal-year 2029, and the state NOL carryforwards will expire from fiscal-year 2012 to fiscal-year 2029. Our utilization of these NOL carryforwards may be further limited if we experience additional ownership changes, as defined in Section 382 in calendar-year 2008, as described above, or in future years. We have foreign NOL carryforwards of $6.0 million that may be carried forward indefinitely.
(13) Related-Party Transactions
     We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the three and six-months ended January 31, 2010 and 2009, we generated revenues of approximately $36,000 and $72,000, and $24,000 and $55,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at January 31, 2010 and July 31, 2009, related to this related party were not significant.
     During the three and six-months ended January 31, 2010 and 2009, we performed professional and hosting services for a company whose chief executive officer is related to our chief executive officer. For the three and six-months ended January 31, 2010 and 2009, revenue generated from this company was approximately $38,000 and $96,000 and $87,000 and $139,000, respectively, which amounts are included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at January 31, 2010 and July 31, 2009, related to this related party were not significant.
     On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease had an original10-year term. NaviSite Europe Limited and we are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. During the three and six months ending January 31, 2010 and 2009, we paid $0.7 million and $1.3 million, and $0.6 million and $1.2 million, respectively, under these arrangements. On January 29, 2010, the Lease was amended to shorten the term from 10-years to 7-years and certain of our termination rights were removed. The lease term modification changed the accounting treatment for this lease from a capital lease to an operating lease. The capital lease obligation was reduced by $10.5 million; the corresponding leasehold improvement balance declined $9.4 million from the reported balances as of July 31, 2009: and we recorded $1.1 million of deferred gain associated with the transaction to be recognized as future reductions in rent expense over the remaining lease term. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
     In November 2007, NaviSite Europe Limited entered into — and we guaranteed — a lease-option agreement for data-center space in the UK with Sentrum IV Limited. As part of this lease-option agreement, we made a fully refundable deposit of $5.0 million in order to secure the right to lease the space upon the completion of the building construction. In July 2008, the final lease agreement was completed for approximately 11,000 square feet of data-center space. Subsequent to July 31, 2008, the deposit was returned to us. The chairman of our board of directors has a financial interest in Sentrum IV Limited. In September 2009, the parties terminated this arrangement.

(14) Subsequent Events
     On February 19, 2010, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Velocity Technology Solutions II, Inc. (“Velocity”), pursuant to which we sold substantially all of the assets related to our netASPx business, which is composed solely of the Lawson and Kronos application management and consulting business and the application management of and consulting with respect to ancillary software applications which provide additional functionality, features and/or benefits to the extent such ancillary software applications are used in conjunction with Lawson and/or Kronos applications (collectively the “Business”).
     The purchase price for the assets sold was $56 million and is subject to further adjustment pursuant to a working capital adjustment mechanism set forth in the Asset Purchase Agreement. Velocity also assumed certain liabilities related to the Business, including accounts payable, customer credits and liabilities with respect to certain agreements assumed.
     We used the net proceeds of this asset disposition to repay certain principal obligations under the Amended and Restated Credit Agreement. See Note 9. The NetASPx business will be presented as discontinued operations effective in the third quarter of fiscal year ended July 31, 2010.
     Subsequent to the end of our quarter and in conjunction with the sale of netASPx, on February 19, 2010 we entered into Amendment No. 7. Amendment No. 7 provided for certain required waivers with respect to the security interest in the assets of netASPx transferred post sale and modified the definition of fixed charges to exclude certain prior capital expenditures related to the netASPx business and other contemplated asset sales as well as excluded from our third quarter fixed charge calculation, the purchase of capital equipment to support a recent customer contract.

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
     Our core competencies are to provide complex enterprise-hosting solutions, customized managed-application services and remote operations services. Our suite of managed applications includes Oracle e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards, Hyperion, Lotus Domino and Microsoft Dynamics, including Exchange email services. By managing application and infrastructure and providing comprehensive services, we are able to address the key challenges faced by IT organizations today: increasing complexity, pressures on capital and operating expenses and declining or limited resources.
     We provide our services from a global platform of over a dozen data centers in the United States and in the United Kingdom, totaling approximately 200,000 square feet of usable space, and a primary NOC in India and secondary NOC support based in Andover, Massachusetts. Using this platform, we leverage innovative and scalable uses of technology, including shared components and virtualization, along with the subject-matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs. Combining our technology, domain expertise and competitive fixed-cost infrastructure, we can offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.
     In addition to delivering enterprise hosting and application services, we are able to leverage our infrastructure and application-management platform, NaviView(tm), to deliver our partners’ software on demand and thereby provide an alternative to the traditional licensing of software. As the platform provider for an increasing number of independent software vendors (“ISVs”) and providers of software-as-a-service (“SaaS”), we enable solutions and services to a diverse, growing customer base. We have adapted our infrastructure and platform by incorporating virtualization technologies to provide services specific to the needs of our customers in order to increase our market share.
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
     Our managed-hosting, -application and -remote-operations services are facilitated by our proprietary NaviView(tm) collaborative infrastructure- and application-management platform. As described further below, our NaviView(tm) platform enables us to provide highly efficient, effective and customized management of enterprise applications and hosted infrastructure. Comprised of a suite of third-party and proprietary products, NaviView(tm) provides tools designed specifically to meet the needs of customers who outsource IT functions.
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
     We believe that the combination of NaviView(tm), our dedicated and virtual utility platform, with our physical infrastructure and technical staff gives us a unique ability to provide complex enterprise hosting and application services. NaviView(tm) is hardware-, application- and operating-system-neutral. Designed to enable enterprise-hosting and software applications to be monitored and managed, our NaviView(tm) technology allows us to offer new solutions to our software vendors and new products to our current customers.
     We believe that our data centers and infrastructure have the capacity necessary to expand our managed services and application management business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce the required square footage, or footprint, in the data center, are favorable to NaviSite’s services-oriented offerings, as compared with traditional co-location or managed-hosting providers. Our services, as described below, combine our developed infrastructure with established processes and procedures for delivering hosting- and application-management services. Our high-availability infrastructure, high-performance monitoring systems and proactive and collaborative problem-resolution and change-management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.
     Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.
     During fiscal 2008 and in past years, we have grown through business acquisitions and have restructured our operations. Most recently, in August 2007 we acquired the assets of Alabanza, LLC, and Hosting Ventures, LLC (collectively, “Alabanza”), and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market. In September 2007, we acquired netASPx, Inc. (“netASPx”), an application-management service provider, which in turn was sold in February 2010. In October 2007 we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
Results of Operations for the Three and Six-Months Ended January 31, 2010 and 2009
     The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Revenue, net	99.8%	99.7%	99.8%	99.8%
Revenue, related parties	0.2%	0.3%	0.2%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization and restructuring charge	50.6%	52.9%	50.7%	53.6%
Depreciation and amortization	15.0%	15.0%	15.0%	14.6%
Restructuring Charge	—	—	—	0.3%

Total cost of revenue	65.6%	67.9%	65.7%	68.5%

Gross profit	34.4%	32.1%	34.3%	31.5%
Operating expenses:
Selling and marketing	14.5%	13.2%	14.0%	13.7%
General and administrative	14.2%	14.7%	14.7%	14.5%
Restructuring charge	—	(0.2%)	—	0.2%

Total operating expenses	28.7%	27.7%	28.7%	28.4%

Income from operations	5.7%	4.4%	5.6%	3.1%
Other income (expense):
Interest income	0.0%	0.1%	0.0%	0.0%
Interest expense	(10.0)%	(10.3)%	(10.4)%	(9.1)%
Other income (expense), net	0.5%	0.6%	0.4%	0.9%

Loss from operations before income taxes	(3.8)%	(5.2)%	(4.4)%	(5.1)%
Income taxes	(1.3)%	(1.3)%	(1.4)%	(1.3)%

Net loss	(5.1)%	(6.5)%	(5.8)%	(6.4)%
Accretion of preferred stock dividends	(2.5)%	(2.2)%	(2.4)%	(2.1)%

Net loss attributable to common stockholders	(7.6)%	(8.7)%	(8.2)%	(8.5)%

Comparison of the Three and Six-Months Ended January 31, 2010 and 2009
Revenue
     We derive our revenue from managed-IT services — including hosting, co-location and application services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations. These entities include mid-sized companies, divisions of large multinational companies and government agencies.
     Total revenue for the three months ended January 31, 2010, decreased 1% to approximately $37.7 million from approximately $38.0 million for the three months ended January 31, 2009. The overall decline of approximately $.3 million in revenue was mainly due to a $1.2 million reduction in professional-services and third party reseller revenue partially off set by an increase of $0.7 million in our enterprise-hosting and -application services revenue during the quarter and an increase of approximately $0.2 million in revenues from our employment-service website, America’s Job Exchange (“AJE”). Revenue from related parties during the three months ended January 31, 2010 and 2009, totaled $74,000 and $111,000, respectively.
     Total revenue for the six months ended January 31, 2010, decreased 4.7% to approximately $74.5 million from approximately $78.2 million for the six months ended January 31, 2009. The overall decline of approximately $3.7 million in revenue was mainly due to a $4.3 million reduction in professional-services and third party reseller revenues offset by an increase of $0.4 million in revenues from AJE and an increase of $0.2 million in our enterprise-hosting and —application services revenue. Revenue from related parties during the six months ended January 31, 2010 and 2009, totaled $168,000 and $194,000, respectively

Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2010, decreased approximately 4% to $24.7 million during the three months ended January 31, 2010, from approximately $25.8 million during the three months ended January 31, 2009. As a percentage of revenue, total cost of revenue decreased to 65.6% during the three months ended January 31, 2010, from 67.9% during the three months ended January 31, 2009. The overall decrease of approximately of $1.1 million was primarily due to: decreased salary-related expenses of $0.7 million; decreased facilities-related expense, including rent, utilities and telecommunication, of approximately $0.5 million due in part to our decision not to renew the lease of one of our data centers in April 2009; and decreased third party costs, including $0.2 million related to third party pass through costs. These expense reductions of approximately $1.4 million were partially offset by higher software- and hardware-maintenance and -licensing costs of approximately $0.3 million during the period.
     Total cost of revenue for the six months ended January 31, 2010, decreased approximately 9% to $49.0 million during the six- months ended January 31, 2010, from approximately $53.6 million during the six months ended January 31, 2009. As a percentage of revenue, total cost of revenue decreased to 65.7% during the six months ended January 31, 2010, from 68.5% during the six months ended January 31, 2009. The overall decrease of approximately of $4.6 million was primarily due to: decreased salary-related expenses of $2.5 million; decreased facilities-related expense, including rent, utilities and telecommunication, of approximately $1.2 million due in part to our decision not to renew the lease of one of our data centers in April 2009; decreased third party costs, including $0.8 million related to third party pass through costs and external consultant expenses of $0.4 million; and a decrease in depreciation expense of approximately $0.2 million. These expense reductions of approximately $5.1 million were partially offset by higher software- and hardware-maintenance and -licensing costs of approximately $0.5 million during the period.
     During the six months ended January 31, 2009, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.2 million was included in cost of revenue.
     Gross profit of approximately $13.0 million for the three months ended January 31, 2010, increased approximately $0.8 million, or 6%, from a gross profit of approximately $12.2 million for the three months ended January 31, 2009. Gross profit for the three months ended January 31, 2010, represented 34.4% of total revenue, compared to 32.1% of total revenue for the three months ended January 31, 2009. Gross profit of approximately $25.5 million for the six months ended January 31, 2010, increased approximately $0.9 million, or 4%, from a gross profit of approximately $24.6 million for the six months ended January 31, 2009. Gross profit for the six months ended January 31, 2010, represented 34.3% of total revenue, compared to 31.5% of total revenue for the six months ended January 31, 2009. Our gross profit percentage was positively impacted during the periods discussed, as compared to the same periods in the prior year primarily due to our continued focus on cost containments and the cost reductions in response to the lower professional-services revenue noted above.
Operating Expenses
     Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.
     Selling and marketing expense increased 8% to approximately $5.5 million, or 14.5% of total revenue, during the three months ended January 31, 2010, from approximately $5.0 million, or 13.2% of total revenue, during the three months ended January 31, 2009. The increase of approximately $0.5 million resulted primarily from the increased salary, commissions and related headcount expenses.
     Selling and marketing expense decreased 2% to approximately $10.4 million, or 14.0% of total revenue, during the six months ended January 31, 2010, from approximately $10.7 million, or 13.7% of total revenue, during the six months ended January 31, 2009. The decrease of approximately $0.3 million resulted primarily from the decreased salary, commissions and related headcount expenses of approximately $0.1 million, a decrease in lead referral fees of approximately $0.1 million and a decrease of approximately $0.1 million in marketing related expenses.

     General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 4% to approximately $5.4 million, or 14.2% of total revenue, during the three months ended January 31, 2010, from approximately $5.6 million, or 14.7% of total revenue, during the three months ended January 31, 2009. The decrease of approximately $0.2 million resulted primarily from a $0.4 million decrease in external professional service related fees, including accounting, legal and other professional services offset by approximately $0.1 million increase in salary related expenses and $0.1 million facility related expenses.
     General and administrative expense decreased 4% to approximately $10.9 million, or 14.7% of total revenue, during the six months ended January 31, 2010, from approximately $11.3 million, or 14.5% of total revenue, during the six months ended January 31, 2009. The decrease was mainly related to a decrease in external professional service related fees, including accounting, legal and other professional services of approximately $0.6 million; a decrease in bad debt expense related to uncollectible receivables of approximately $0.1 million; offset by an increase in tax related expenses of approximately $0.2 million and an increase of approximately $0.1 million in bank fees.
     Restructuring — No restructuring charges were recorded during the six months ended January 31, 2010.
     During the six months ended January 31, 2009, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.5 million, of which approximately $0.3 million was included in operating expenses.
Interest Income
     Interest income remained relatively consistent during the three and six-months ended January 31, 2010 and 2009. We recognized minimal interest income during the reporting periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.
Interest Expense
     During the three and six-months ended January 31, 2010, interest expense increased approximately $0.1 and $0.6 million from the three and six-months ended January 31, 2009. The increases were primarily due to increased rate of interest and higher average outstanding term-loan balance compared to the prior year.
Other Income (Expense), Net
     Other income (expense), net, was approximately $0.2 million during each of the three and six-months periods ended January 31, 2010, compared to Other income (expense), net, of approximately $0.2 million and $0.7 million during the three and six-months ended January 31, 2009. The Other income (expense), net recorded is primarily attributable to sublease income and other miscellaneous income. Other income (expense), net during the six months end January 31, 2009 increased due to a gain reported on the resolution of an acquired liability and a gain of $0.3 million in foreign currency fluctuation.
Income-Tax Expense
     We recorded $0.5 million and $0.5 million of income-tax expense during the three months ended January 31, 2010 and 2009, respectively. We recorded $1.0 million and $1.0 million of income-tax expense during the six months ended January 31, 2010 and 2009, respectively. No income-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax-goodwill amortization related to the Surebridge asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by CBTM before the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007 and the asset acquisition of iCommerce in October 2007. Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over 15 years. For financial-statement purposes goodwill is not amortized for any of these acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as NOL carryforwards, which expire within a definite period.

Liquidity and Capital Resources
     As of January 31, 2010, our principal sources of liquidity included cash and cash equivalents and a revolving-credit facility of $10.0 million provided under our credit agreement with a lending syndicate. At January 31, 2010, we had no outstanding balance under the revolving-credit facility as compared to $10.0 million outstanding at July 31, 2009. Our current assets, including cash and cash equivalents of $0.9 million, were approximately $4.2 million less than our current liabilities at January 31, 2010, as compared to a negative working capital of $1.0 million, including cash and cash equivalents of $10.5 million, at July 31, 2009. A deposit of $5.0 million, to secure additional data center space in the United Kingdom, was refunded during the three months ended October 31, 2008.
     Cash and cash equivalents decreased approximately $9.6 million for the six months ended January 31, 2010. Our primary sources of cash included approximately $17.1 million in cash provided by operations, $2.6 million in proceeds from borrowings on notes payable and $0.7 million in proceeds from stock option exercises and employee stock-purchase plan. Net cash provided by operating activities of approximately $17.1 million for the six months ended January 31, 2010, resulted from the funding of our net loss of $4.3 million with positive net change in operating assets and liabilities of $6.8 million plus non-cash charges of $14.6 million. The primary uses of cash for the six months ended January 31, 2010, included $21.6 million paid in respect of notes payable and capital-lease obligations, $8.1 million to purchase property, plant and equipment; and a $0.3 million increase in restricted cash. At January 31, 2010, we had an accumulated deficit of $523.9 million.
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
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of January 31, 2010, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
	(In thousands)
Short/long-term debt	$100,845	$199	$2,080	$98,566	$—
Interest on debt(a)	32,075	9,955	18,601	3,519	—
Capital leases(b)	2,673	2,178	495	—	—
Operating leases (b)	10,938	2,062	4,307	4,569	—
Bandwidth commitments	1,016	920	96	—	—
Property leases (b) (c) (d)	79,695	9,750	18,542	18,514	32,889

Total	$227,242	$25,064	$44,121	$125,168	$32,889

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of January 31, 2010.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease; this lease expired in February 2010 and was not renewed.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance-sheet financing arrangements other than operating leases, which are recorded in accordance with U.S. GAAP.
Critical Accounting Policies and Estimates
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon our estimates of uncollectible amounts based on historical bad debt. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.1 million to $0.2 million decrease to income from operations for the fiscal quarter ended January 31, 2010.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumption that we use in preparing our estimates of our reporting units’ projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. We completed our annual impairment review of goodwill as of July 31, 2009, and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At January 31, 2010 and July 31, 2009, the carrying value of goodwill and other intangible assets totaled $85.6 million and $88.7 million, respectively. Historically, our estimates have been consistent with actual results.
     Impairment costs. We generally record impairments related to underutilized real estate leases. Generally, whenever we determine that a facility will no longer be utilized or generate any future economic benefit, we record an impairment loss in the period such determination is made. As of January 31, 2010, our accrued lease-impairment balance totaled approximately $0.3 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve the consideration of a number of factors, including potential sublet-rental rates, the estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on our results of operations if actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, we often use third-party real estate professionals to assist us in our assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, our estimates have been consistent with actual results. A 10% to 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would decrease our income from operations for the fiscal quarter ended January 31, 2010, by approximately $0.02 million to $0.05 million.
     Stock-Based Compensation. SFAS No. 123(R), “Share-Based Payment,” which is now part of FASB ASC 718, “Compensation — Stock Compensation” (“FASB ASC 718”), requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. FASB ASC 718 superseded our previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, we had measured options granted before August 1, 2005, as compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise of the options, net proceeds, including tax benefits realized, are credited to equity.
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
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes,” which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2010 and 2009, respectively, a valuation allowance has been recorded against the gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state NOL carryforwards at January 31, 2010, totaled $191.6 million. A 5% reduction in our current valuation allowance against these federal and state NOL carryforwards would result in an income-tax benefit of approximately $3.8 million for the reporting period.

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
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio, nor have we entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest-rate protection to effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have limited foreign operations and therefore face no material foreign-currency-exchange-rate risk. Our interest-rate risk at January 31, 2010, was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility. At January 31, 2010, we had no open derivative positions with respect to our borrowing arrangements. Because our loan’s LIBOR-related rate is currently fixed above LIBOR, a hypothetical 100-basis-point increase in LIBOR would have resulted in no increase in our interest expense under our senior secured credit facility for the three months ended January 31, 2010.

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
   IPO Securities Litigation
     In 2001, lawsuits naming more than 300 issuers and over 50 investment banks were filed in the U.S. District Court for the Southern District of New York (the “Court”) for all pretrial purposes (the “IPO Securities Litigation”). Between June 13, 2001, and July 10, 2001, five purported class-action lawsuits seeking monetary damages were filed against us; Joel B. Rosen, our then-chief executive officer; Kenneth W. Hale, our then-chief financial officer; Robert E. Eisenberg, our then president; and the underwriters of our initial public offering of October 22, 1999. On September 6, 2001, the Court consolidated the five similar cases and a consolidated, amended complaint was filed on April 19, 2002 on behalf of all persons who acquired shares of our common stock between October 22, 1999, and December 6, 2000 (the “Class-Action Litigation”), against us and Messrs. Rosen, Hale and Eisenberg (collectively, the “NaviSite Defendants”) and against underwriter defendants Robertson Stephens (as successor-in-interest to BancBoston), BancBoston, J.P. Morgan (as successor-in-interest to Hambrecht & Quist), Hambrecht & Quist and First Albany. The plaintiffs uniformly alleged that all defendants, including the NaviSite Defendants, violated Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by issuing and selling our common stock in the offering without disclosing to investors that some of the underwriters, including the lead underwriters, allegedly had solicited and received undisclosed agreements from certain investors to purchase aftermarket shares at pre-arranged, escalating prices and also to receive additional commissions and/or other compensation from those investors. Plaintiffs did not specify the amount of damages they sought in the Class-Action Litigation. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including any present or former officers and directors) and underwriters was submitted to the Court for preliminary approval (the “Global

Settlement”). Pursuant to the Global Settlement, all claims against the NaviSite Defendants would be dismissed with prejudice and our pro-rata share of the settlement consideration would be fully funded by insurance. By Opinion and Order dated October 5, 2009, after conducting a settlement fairness hearing on September 10, 2009, the Court granted final approval to the Global Settlement and directed the clerk to close each of the actions comprising the IPO Securities Litigation, including the Class-Action Litigation. A proposed final judgment in the Class-Action Litigation was filed on November 23, 2009, and was signed by the Court on November 24, 2009 and entered on the docket on December 29, 2009.
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
     On October 12, 2007, a purported NaviSite stockholder filed a complaint for violation of Section 16(b) of the Exchange Act, which provision prohibits short-swing trading, against two of the underwriters of the public offering at issue in the Class-Action Litigation. The complaint is pending in the U.S. District Court for the Western District of Washington (the “District Court”) and is captioned Vanessa Simmonds v. Bank of America Corp., et al. Plaintiff seeks the recovery of short-swing profits from the underwriters on behalf of the Company, which is named only as a nominal defendant and from which no recovery is sought. Simmonds’ complaint was dismissed without prejudice by the District Court on the grounds that she had failed to make an adequate demand on us before filing her complaint. Because the District Court dismissed the case on the grounds that it lacked subject-matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the District Court also granted the underwriter defendants’ joint motion to dismiss with respect to cases involving other issuers, holding that the cases were time-barred because the issuers’ stockholders had notice of the potential claims more than five years before filing suit.
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. We do not expect that this claim will have a material impact on our financial position or results of operations.
     Other litigation
Covario, Inc.
     On September 22, 2009, we filed an arbitration demand with the American Arbitration Association, seeking approximately $1.3 million from Covario, Inc., for improper termination of a Master Service Agreement (“MSA”) and for failure to pay fees due and owing under the MSA. On October 7, 2009, Covario filed a counterclaim against us, seeking damages in excess of $10 million. Covario asserted six causes of action: (i) breach of contract, (ii) misrepresentation, (iii) fraud, (iv) violation of Chapter 93A of the Massachusetts Unfair Business Practices Act, including statutory triple damages, (v) unjust enrichment and (vi) declaratory judgment, seeking a declaration that we materially breached the MSA and that Covario properly terminated the MSA.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 12, 2007, we acquired the outstanding capital stock of netASPx, for total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Series A Convertible Preferred Stock of the Company (the “Preferred Stock”) with a fair value of $24.9 million at the time of issuance. The Preferred Stock currently accrues payment-in-kind (“PIK”) dividends at 12% per annum, payable quarterly.
     Pursuant to the obligation described above, on December 15, 2009 and March 15, 2010 we issued a PIK dividend of 113,231.43 and 116,628.37 shares respectively, in aggregate, of the Preferred Stock to their holders.
     The shares issued as described in this Item 2 were not registered under the Securities Act. We relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by us not involving a public offering. No underwriters were involved with the issuance of the Preferred Stock.

Item 5.	Other Information
     During the quarter ended January 31, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
          At the 2009 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on December 15, 2009, the following matters were acted upon by the stockholders of the Company:
1.	The election of five members of the board of directors of the Company to serve for a one-year term;

2.	Amendment of the Company’s Amended and Restated 1999 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares of common stock authorized for issuance pursuant to the ESPP by 600,000 shares; and

3.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the current fiscal year.
          As of the record date of October 19, 2009, the number of shares of common stock issued, outstanding and eligible to vote was 37,276,771 and the number of shares of Series A Convertible Preferred Stock issued, outstanding and entitled to vote was 3,774,381. Holders of common stock and Series A Convertible Preferred Stock are both entitled to one vote per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

		Votes	Votes		Broker
	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of five members of the board of Directors:
Andrew Ruhan	33,222,114.64	536,255	N/A	N/A	N/A
Arthur P. Becker	33,306,887.64	451,482	N/A	N/A	N/A
James Dennedy	33,302,782.64	455,587	N/A	N/A	N/A
Larry Schwartz	33,302,583.64	455,786	N/A	N/A	N/A
Thomas R. Evans	33,301,440.64	456,929	N/A	N/A	N/A
Amendment of ESPP:	8,347,658.64	N/A	104,508	6,465	25,299,738
Ratification of Independent Registered Public Accounting Firm:	33,463,142.64	N/A	283,881	11,346	0

Item 6.	Exhibits
     The exhibits listed in the exhibit index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2010	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of February 19, 2010, by and among NaviSite, Inc., netASPx, LLC, netASPx Acquisition, Inc., Network Computing Services, Inc., NCS Holding Company and Velocity Technology Solutions II, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s current Report on Form 8-K filed February 25, 2010 (File No. 000-27597).

10.1	Amendment No. 1 to Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed October 30, 2009 (File No. 000-27597).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.