Form 10-Q
period 2010-04-30
NAVISITE INC
filed 2010-06-14
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 3, 2010, there were 37,684,772 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2010

Page
Number
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	35
Item 5. Other Information	35
Item 6. Exhibits	35
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	April 30,	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,800	$10,534
Accounts receivable, less allowance for doubtful accounts of $1,815 and $1,820 at April 30, 2010, and July 31, 2009, respectively	10,961	16,417
Unbilled accounts receivable	1,654	1,361
Prepaid expenses and other current assets	11,274	6,336

Total current assets	31,689	34,648
Property and equipment, net	24,380	32,048
Intangible assets	7,230	22,093
Goodwill	46,189	66,566
Other assets	4,313	6,769
Restricted cash	1,189	1,556

Total assets	$114,990	$163,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$4,027	$10,603
Capital-lease obligations, current portion	3,378	3,040
Accounts payable	5,491	5,375
Accrued expenses and other current liabilities	16,623	11,659
Deferred revenue, deferred other income and customer deposits	6,616	4,947

Total current liabilities	36,135	35,624
Capital-lease obligations, less current portion	2,092	10,973
Accrued lease-abandonment costs, less current portion	38	96
Deferred tax liability	7,085	7,492
Other long-term liabilities	7,401	7,565
Notes payable, less current portion	49,134	106,154

Total liabilities	101,885	167,904
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 4,004 at April 30, 2010, and 3,664 at July 31, 2009	33,655	30,879
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 36,513 at April 30, 2010, and 35,911 at July 31, 2009	365	359
Accumulated other comprehensive loss	(903)	(1,024)
Additional paid-in capital	485,587	485,136
Accumulated deficit	(505,599)	(519,574)

Total stockholders’ deficit	(20,550)	(35,103)

Total liabilities and stockholders’ deficit	$114,990	$163,680

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
Revenue, net	$31,355	$30,884	$93,223	$94,705
Revenue, related parties	67	88	235	282

Total revenue, net	31,422	30,972	93,458	94,987
Cost of revenue, excluding depreciation and amortization and restructuring charge	15,780	15,165	46,166	49,064
Depreciation and amortization	3,993	4,561	12,077	13,250
Restructuring charge	—	—	—	209

Cost of revenue	19,773	19,726	58,243	62,523
Gross profit	11,649	11,246	35,215	32,464
Operating expenses:
Selling and marketing	5,520	4,392	15,324	14,646
General and administrative	5,345	6,088	16,158	17,206
Restructuring charge	—	—	—	180

Total operating expenses	10,865	10,480	31,482	32,032
Income from operations	784	766	3,733	432
Other income (expense):
Interest income	6	11	17	36
Interest expense	(1,613)	(2,305)	(6,469)	(6,840)
Other income (expense), net	(66)	2	214	535

Loss from continuing operations before income taxes and discontinued operations	(889)	(1,526)	(2,505)	(5,837)
Income tax benefit (expense)	195	(317)	(479)	(951)

Loss from continuing operations	(694)	(1,843)	(2,984)	(6,788)
Loss from discontinued operations, net of income taxes	(1,760)	(553)	(3,793)	(646)
Gain on sale of discontinued operations, net of income taxes	20,752	—	20,752	—

Net income (loss)	18,298	(2,396)	13,975	(7,434)
Accretion of preferred stock dividends	(952)	(849)	(2,776)	(2,476)

Net income (loss) attributable to common stockholders	$17,346	$(3,245)	$11,199	$(9,910)

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to common shareholders	(0.05)	(0.07)	(0.16)	(0.26)
Loss from discontinued operations	(0.05)	(0.02)	(0.10)	(0.02)
Gain on sale of discontinued operations	0.57	—	0.57	—

Net income (loss) attributable to common stockholders	$0.47	$(0.09)	$0.31	$(0.28)

Basic and diluted weighted average number of common shares outstanding	36,464	35,600	36,243	35,466

Stock-based compensation expense:
Cost of revenue	$228	$285	$809	$976
Selling and marketing	207	112	587	428
General and administrative	274	322	1,014	1,052
Restructuring charge	—	—	—	19

Total stock-based compensation expense	$709	$719	$2,410	$2,475

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,	April 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$13,975	$(7,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,377	17,995
Gain on sale of discontinued operations	(20,752)	—
Loss on disposal of assets	87	12
Mark to market value for interest-rate cap	74	91
Stock-based compensation	2,410	2,475
Provision for bad debts	180	721
Deferred income-tax expense	1,332	1,497
Changes in operating assets and liabilities:
Accounts receivable	2,850	(611)
Unbilled accounts receivable	(289)	(176)
Prepaid expenses and other current assets, net	(2,916)	1,619
Long-term assets	2,776	(29)
Accounts payable	(35)	(1,797)
Accrued expenses, deferred revenue and customer deposits	5,789	2,531
Long-term liabilities	(847)	581

Net cash provided by operating activities	21,011	17,475
Cash flows from investing activities:
Purchase of property and equipment	(11,894)	(9,352)
Capitalized software development cost	(359)	—
Proceeds from the sale of discontinued operations	56,329	—
Releases of (transfers to) restricted cash	268	(79)

Net cash provided by (used for) investing activities	44,344	(9,431)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	822	181
Proceeds from notes payable, net	6,573	3,477
Repayment of notes payable	(71,841)	(7,365)
Debt-issuance costs	(188)	(1,184)
Payments on capital-lease obligations	(3,415)	(3,216)

Net cash used for financing activities	(68,049)	(8,107)

Effect of exchange-rate changes on cash and cash equivalents	(40)	(309)

Net decrease in cash and cash equivalents	(2,734)	(372)
Cash and cash equivalents, beginning of period	10,534	3,261

Cash and cash equivalents, end of period	$7,800	$2,889

Supplemental disclosure of cash-flow information:
Cash paid for interest	$8,730	$9,295
Supplemental disclosure of non-cash financing transactions:
Equipment and leasehold improvements acquired under capital leases	$6,376	$2,492
Accretion of preferred stock	$2,776	$2,476
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), a global information-technology (“IT”) provider of enterprise-hosting and application services. Leveraging our set of technologies and subject-matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Approximately 1,400 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At April 30, 2010, NaviSite had 10 state-of-the-art data centers in the United States and United Kingdom and a network operations center (“NOC”) in India. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc., and our wholly-owned subsidiaries. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. You should therefore read them in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K filed on October 27, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, comprehensive income and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended April 30, 2010, are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2010.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates that we made include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation and the determination of the deferred-tax-asset-valuation allowance.
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
     During the first nine months of fiscal year ending July 31, 2010, the adoption of ASU 2009-13 did not have a significant impact.

     (d) Capitalized Software Development Costs
The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs commences once the product is available for general release and is computed on an individual product basis based on the straight-line method over the estimated economic life of the product. Software development costs qualifying for capitalization was $0.4 million for the nine months ended April 30, 2010.
     (e) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our condensed consolidated balance sheets as a component of stockholders’ deficit, “Accumulated other comprehensive loss.” For the three and nine months ended April 30, 2010, comprehensive income (loss) totaled approximately $18.3 million and $14.1 million, respectively. For the three and nine months ended April 30, 2009, comprehensive loss totaled approximately $2.3 million and $9.0 million, respectively.
     (f) Basic and Diluted Net Income (Loss) per Common Share
     Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding during the period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common-stock equivalents that are not included in the calculation of diluted net income (loss) per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Common stock options	1,005,034	—	661,476	113,079
Common stock warrants	1,195,995	1,169,090	1,195,017	1,188,695
Non-vested stock	320,506	88,835	282,815	194,233
Series A Convertible Preferred Stock	4,070,770	3,616,758	4,070,770	3,616,758
Employee Stock Purchase Plan	43,740	10,665	36,095	284,375

Total	6,636,045	4,885,348	6,246,173	5,397,140

     (g) Recent Accounting Pronouncements
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
     Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on August 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009. During the first nine months of the fiscal year ending July 31, 2010 the adoption of ASU 2009-13 did not have a significant impact.
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
     Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on August 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during the nine months ended April 30, 2010.
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
(3) Reclassifications
Certain fiscal-year-2009 amounts have been reclassified to conform to the current-year presentation. The historical results of operations for our netASPx business and the two co-location data centers sold during fiscal year 2010 have been reclassified to discontinued operations for all periods presented in our condensed consolidated statements of operations. In addition, the results of America’s Job Exchange, our employment-services website (“AJE”), which were originally classified as a discontinued operation during the first three quarters of fiscal 2009 were reclassified to continuing operations. During the fourth quarter of fiscal 2009, we determined that it was no longer probable that a transaction would be completed within one year and therefore have reclassified AJE operations back into continuing operations for the previously reported period. AJE’s revenue for the three and nine month periods ended April 30, 2009, was $0.3 million and $1.0 million, respectively.
(4) Subsequent Events
     Effective July 2009, we adopted the provisions of the FASB-issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. In accordance with FASB ASC 855, we have evaluated subsequent events through the date of issuance of our consolidated financial statements and have determined that we did not have any material subsequent events.
(5) Restructuring Charge
     During the three months ended October 31, 2008, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees resulting in an initial restructuring charge for severance and related costs of $0.5 million. This initial restructuring charge was adjusted during fiscal year 2009 to reflect the reduction of future payments of approximately $0.1 million due under the plan. As of July 31, 2009, there were no future obligations.
(6) Discontinued Operations
     On February 19, 2010, we entered into an Asset Purchase Agreement (the “ February 2010 Asset Purchase Agreement”) with Velocity Technology Solutions II, Inc. (“Velocity”), pursuant to which we sold substantially all of the assets related to our netASPx business, which is composed solely of the Lawson and Kronos application management and consulting business and the application management of and consulting with respect to ancillary software applications which provide additional functionality, features and/or benefits to the extent such ancillary software applications are used in conjunction with Lawson and/or Kronos applications.
     The purchase price for the assets sold was $56.0 million and is subject to further adjustment pursuant to a working capital adjustment mechanism set forth in the February 2010 Asset Purchase Agreement. Velocity also assumed certain liabilities, including accounts payable, customer credits and liabilities with respect to certain agreements assumed. The sale resulted in a gain of $19.1 million on disposal of the discontinued operations. The gain was primarily comprised of $54.0 million in net cash proceeds inclusive of a working capital adjustment, and certain escrow funds, net of transaction costs, offset by net tangible assets of the business of $6.4 million and write-off of specific goodwill and intangible assets attributable to the netASPx business of $17.6 million and $10.9 million, respectively.
     On March 31, 2010, we entered into an Asset Purchase Agreement (the “March 2010 Asset Purchase Agreement”) with Virtustream, Inc. and Virtustream DCS, LLC (together, “Virtustream”), pursuant to which we sold substantially all of the assets of two co-location data centers; one located in San Francisco, California and one located in Vienna, Virginia for a purchase price of $5.4 million. The sale of these two data centers resulted in a gain of $1.7 million. The gain was primarily comprised of cash proceeds and escrow funds, net of transaction costs, of $4.9 million offset by net tangible assets of the business of $0.4 million and the write-off of $2.8 million of goodwill.

     Under both the February 2010 Asset Purchase Agreement and the March 2010 Asset Purchase Agreement, we remain a party to the facility leases subject to the new tenant defaulting on the leases. Under certain defined conditions, such obligation may be removed in the future.
     In accordance with ASC 205-20, Discontinued Operations, both the netASPx business and the two data center operations have been reflected as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales. Operating results related to these discontinued operations for the three and nine months ended April 30, 2010 and 2009 were as follows (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Revenue	$1,871	$6,653	$14,334	$20,821

Cost of revenues	2,007	5,266	12,501	16,039

Gross profit (loss)	(136)	1,387	1,833	4,782

Operating expenses	329	307	1,069	955
Interest expense	528	1,450	3,427	3,928

Loss from discontinued operations before income taxes	(993)	(370)	(2,663)	(101)
Income taxes	(767)	(183)	(1,130)	(545)

Loss from discontinued operations, as reported	$(1,760)	$(553)	$(3,793)	$(646)

     Interest expense has been allocated to discontinued operations based upon the net amount of debt repaid as a result of the asset sales using the interest rate in effect during the reported periods.
     The Company has elected not to reflect the discontinued operations separately within the condensed consolidated statements of cash flows. As of April 30, 2010, all assets and liabilities of related to these discontinued operations were eliminated from our balance sheet. The following is a summary of the financial position of these discontinued operations as of July 31, 2009:

July 31,
2009
(In thousands)
Current assets	$3,860
Property and equipment, net	3,851
Other long term assets	31,636

Total assets	$39,347

Current liabilities	2,872

Non-current liabilities	1,661

Total liabilities	$4,533

Net assets of discontinued operations	$34,814

     As the asset sales occurred in the third quarter of fiscal year 2010 we are updating the previously filed quarterly financial information for interim periods ended October 31, 2009 and January 31, 2010, to reflect reported financial information, adjusted for discontinued operations, as follows:

	October 31	October 31	January 31	January 31
	As Reported	Adjusted	As Reported	Adjusted
	(In thousands)
Revenue	$36,808	$30,563	$37,691	$31,472
Gross profit	12,572	11,428	12,963	12,137
Loss from continuing operations before discontinued operations	(2,384)	(1,562)	(1,938)	(727)
Loss from discontinued operations	—	(822)	—	(1,211)
Accretion of preferred stock dividend	$(899)	$(899)	$(925)	$(925)

Net loss attributable to common stockholder	$(3,283)	$(3,283)	$(2,863)	$(2,863)

Loss from continuing operations per common share	$(0.09)	$(0.07)	$(0.08)	$(0.05)
Loss from discontinued operations per common share	—	(0.02)	—	(0.03)

Net loss per common share	$(0.09)	$(0.09)	$(0.08)	$(0.08)

(7) Property and Equipment
     Property and equipment at April 30, 2010, and July 31, 2009, are summarized as follows:

	April 30,	July 31,
	2010	2009
	(In thousands)
Office furniture and equipment	$4,061	$4,208
Computer equipment	82,784	75,766
Software licenses	15,714	15,798
Leasehold improvements	13,098	25,838

	115,657	121,610
Less: Accumulated depreciation and amortization	(91,277)	(89,562)

Property and equipment, net	$24,380	$32,048

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, five years; computer equipment, three years; software licenses, the lesser of three years or the life of the license; and leasehold improvements, the lesser of the lease term or the asset’s estimated useful life.
     On January 29, 2010, we signed a lease amendment to shorten the lease term on one of our data centers from 10-years to 7-years thereby changing the accounting treatment for this lease from a capital lease to an operating lease. As a result of this lease amendment, our capital lease obligations were reduced by $10.5 million and the corresponding leasehold improvement balances declined $9.4 million from the reported balances as of July 31, 2009. See additional discussion regarding this matter in footnote 14, Related-Party Transactions.
     During the three months ended April 30, 2010, we sold assets associated with three data centers thereby reducing property and equipment, net by $3.6 million. See additional discussion regarding the sale of these data centers in footnote 6, Discontinued Operations.
(8) Goodwill and Intangible Assets

(In thousands)
Goodwill as of July 31, 2009	$66,566
Adjustments to goodwill	(20,377)

Goodwill as of April 30, 2010	$46,189

     During the three months ended April 30, 2010, we sold substantially all of the assets related to our netASPx business and two co-location data centers, which resulted in a write-off to our reported goodwill of approximately $17.6 million and $2.8 million, respectively.
     Intangible assets, net, consist of the following:

	April 30, 2010
	Gross Carrying	Write-off	Accumulated	Net Carrying
	Amount	Adjustment	Amortization	Amount
	(In thousands)
Customer lists	$39,392	$(5,211)	$(28,565)	$5,616
Customer-contract backlog	14,600	(5,735)	(8,865)	—
Developed technology	3,140	—	(1,911)	1,229
Vendor contracts	700	—	(700)	—
Trademarks	670	—	(304)	366
Non-compete agreements	206	—	(187)	19

Intangible assets, net	$58,708	$(10,946)	$(40,532)	$7,230

	July 31, 2009
	Gross Carrying	Write-off	Accumulated	Net Carrying
	Amount	Adjustment	Amortization	Amount
	(In thousands)
Customer lists	$39,392	$—	$(26,498)	$12,894
Customer-contract backlog	14,600	—	(7,619)	6,981
Developed technology	3,140	—	(1,506)	1,634
Vendor contracts	700	—	(637)	63
Trademarks	670	—	(220)	450
Non-compete agreements	206	—	(135)	71

Intangible assets, net	$58,708	$0	$(36,615)	$22,093

     Intangible-asset amortization expense for the three and nine-months ended April 30, 2010 aggregated $0.8 million and $3.9 million, respectively and for the three and nine-months ended April 30, 2009 was $1.8 million and $5.5 million, respectively. Excluding the intangible-asset amortization expense related to discontinued operation, intangible-asset amortization expense for the three and nine-months ended April 30, 2010 aggregated $0.7 million and $2.0 million, respectively and for the three and nine-months ended April 30, 2009 was $1.0 million and $3.0 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years. During the three months ending April 30, 2010, we sold substantially all of the assets related to our netASPx business, which resulted in an adjustment to our reported intangibles assets of approximately $10.9 million, as outlined above.
     The amount reflected in the table below for fiscal year 2010 includes year-to-date amortization inclusive of both continuing and discontinued operations. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2010	$4,568
2011	$2,538
2012	$2,393
2013	$902
2014	$726
(9) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2010	2009
	(In thousands)
Accrued payroll, benefits and commissions	$5,151	$4,086
Accrued accounts payable	5,653	2,408
Accrued interest	759	1,837
Accrued lease-abandonment costs, current portion	80	332
Accrued sales/use, property and miscellaneous taxes	2,806	421
Accrued legal	166	636
Other accrued expenses and current liabilities	2,008	1,939

	$16,623	$11,659

(10) Debt
     Debt consists of the following:

	April 30,	July 31,
	2010	2009
	(In thousands)
Total debt	$53,161	$116,757
Less current portion term loan, revolver and other debt	4,027	10,603

Long-term term loan	$49,134	$106,154

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
     The Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed-charge-coverage ratio, a maximum total-leverage ratio and an annual capital-expenditure limitation. At July 31, 2007, we had exceeded the maximum allowable annual capital expenditures under the terms of the Credit Agreement for the fiscal year ended July 31, 2007. In September 2007, in connection with an amendment to the Credit Agreement that waived the violation as of July 31, 2007, we received an increase in the maximum allowable annual capital expenditures for the fiscal year ended July 31, 2007. Non-financial covenants include restrictions on our ability to pay dividends, (as further described below), to make investments, to sell assets, to enter into merger or acquisition transactions, to incur indebtedness or liens, to enter into leasing transactions, to alter our capital structure and to issue equity. In addition, under the Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data-center expansion in the United Kingdom.
     With very limited exceptions, the Credit Agreement does not allow the Company to authorize, pay or declare any dividends to any person. Under the Credit Agreement, as amended, the only dividends the Company is allowed to declare or pay are: (i) to a wholly-owned subsidiary; (ii) to the Company to repurchase or redeem certain capital stock of the Company held by officers, directors or employees upon their death, disability, retirement or termination; (iii) to redeem or repurchase our Series A Convertible Preferred Stock in accordance with the terms thereof and subject to certain exceptions; and (iv) to issue payment-in-kind dividends on the Series A Convertible Preferred Stock in accordance with the terms thereof.

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
     At July 31, 2008, we were not in compliance with our financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008 we entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”), which waived these violations as of July 31, 2008. In addition, the October Amendment (i) increased the rate of interest to either (x) LIBOR plus 6% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 5%, (ii) adds a 2% accruing PIK interest until the leverage ratio has been lowered to 3:1, (iii) changed the excess cash flow sweep to 75% to be performed quarterly, (iv) required certain settlement and asset-sale proceeds to be used for debt repayment, (v) modified certain financial covenants for future periods and (vi) required a payment to the lenders of 3% of the outstanding term and revolving loans if a leverage ratio of 3:1 was not achieved by January 31, 2010. We were in compliance with the covenants under the Amended Credit Agreement as of January 31, 2010.
     In February 2010 we entered into Amendment, Waiver and Consent Agreement No. 7 (“Amendment No. 7”). Amendment No. 7 provided for certain required waivers with respect to the security interest in the assets of netASPx transferred post sale and modified the definition of fixed charges to exclude certain prior capital expenditures related to the netASPx business and other contemplated asset sales as well as excluded from our third quarter fixed charge calculation, the purchase of capital equipment to support a recent new customer contract.
     In April 2010, we entered into Amendment and Consent Agreement No. 8 (“Amendment No. 8”). Amendment No. 8, among other things, (i) reduced the Revolver to $9.0 million and provides for a further reduction of the Revolver to $8.0 million upon the occurrence of certain asset sales, (ii) increased the commitment fee from 0.50% to 0.75%, (iii) changed the excess cash flow sweep to be performed on a semi-annual basis, (iv) modified the amount of asset-sale proceeds to be used for debt repayment, (v) requires a prepayment premium to be paid in connection with certain mandatory prepayments in an amount equal to (x) 0.75% (if prepayment is made on or prior to September 30, 2010) and (y) 0.50% (if prepayment is made after September 30, 2010 and on or prior to April 30, 2011) of the aggregate principal amount of the loans repaid plus the amount of the revolving commitments terminated, (vi) modifies certain financial covenants for future periods and (vii) added two new financial covenants, minimum EBITDA and minimum liquidity.

     At April 30, 2010, $53.2 million was outstanding under the Amended Credit Agreement. We were in compliance with the covenants under the Amended Credit Agreement as of April 30, 2010.
(11) Fair-Value Measures and Derivative Instruments
     In May 2006, we purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt. In June 2007, upon refinancing of the Silver Point Debt, we maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased an additional interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the $10.0 million interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of April 30, 2010, the fair value of these interest-rate derivatives (representing a notional amount of approximately $49.8 million at April 30, 2010) was approximately $0.02 million, which is included in “Other assets” in our condensed consolidated balance sheets. The change in fair value during the three and nine-months ended April 30, 2010, of approximately $39,000 and $74,000, respectively, were charged to Other income, net.
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
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of April 30, 2010, are as follows:

	Level 1	Level 2	Level 3	Total
Interest-rate derivatives	—	$20,000	—	$20,000

	—	$20,000	—	$20,000

     Interest-rate derivatives. The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the three and nine months ended April 30, 2010 and 2009 was a loss of approximately $39,000 and $74,000, and $30,000 and $91,000, respectively.
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
     A summary of the estimated fair value of our non-derivative financial instruments as of April 30, 2010, and July 31, 2009, follows (in thousands):

	April 30, 2010		July 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan — short term	$—	$—	$546	$368
Term loan — long term	49,134	47,169	106,154	71,654

Total term loan	$49,134	$47,169	$106,700	$72,022
Revolver	$4,014	$3,732	$10,018	$6,261
(12) Commitments and Contingencies
     (a) Leases and Other Commitments
     Abandoned Leased Facilities — During the three and nine-months ended April 30, 2010 and 2009, we recorded no lease impairment. We wrote-off the remaining Minneapolis, MN data center lease abandonment accrual during the three months ended April 30, 2010 as this lease was part of the netASPx business sale transaction.
     Details of activity in the lease-exit accrual by geographic region for the nine months ended April 30, 2010, are as follows (in thousands):

	Balance	Payments, less		Balance
Lease-Abandonment	July 31,	accretion of	Write-off /	April 30,
Costs for:	2009	interest	Adjustments	2010
Andover, MA	$160	$(61)	$—	$99
Herndon, VA	34	(15)	—	19
Minneapolis, MN	234	(143)	(91)	—

	$428	$(219)	$(91)	$118

     Minimum annual rental commitments under operating leases and other commitments as of April 30, 2010, are as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/long-term debt	$53,161	$4,027	$505	$505	$48,124	$—	$—
Interest on debt (a)	14,291	4,676	4,542	4,496	577	—	—
Capital leases (b)	5,975	3,778	2,197	—	—	—	—
Operating leases (b)	9,942	1,981	2,039	2,100	2,163	1,659	—
Bandwidth commitments	960	720	204	36	—	—	—
Property leases (b) (c) (d)	59,825	7,707	7,652	7,605	7,571	7,646	21,644

Total	$144,154	$22,889	$17,139	$14,742	$58,435	$9,305	$21,644

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of April 30, 2010.

(c)	Amounts exclude certain common-area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease; this lease expired in February 2010 and was not renewed.
     Total bandwidth expense was $1.0 million and $3.1 million for the three and nine-months ended April 30, 2010, respectively and total bandwidth expense was $1.0 million and $3.3 million for the three and nine-months ended April 30, 2009, respectively.

     Total rent expense for property leases was $2.6 million and $8.1 million for the three and nine-months ended April 30, 2010, respectively, and total rent expense for property leases was $2.8 million and $8.4 million for the three and nine-months ended April 30, 2009, respectively.
     With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At April 30, 2010, restricted cash of approximately $1.6 million related to these lease agreements and consisted of money market accounts, certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.
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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. A schedule of appellate briefing has yet to be established. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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
     On October 29, 2009, we responded to the counterclaim, objecting to Covario’s damage claims based on a variety of contractual provisions. On or about April 28, 2010, we agreed to a settlement of this matter under which Covario paid to us approximately $36,000.
(13) Income-Taxes
     We recorded income tax benefit of $0.2 million and an income tax expense of $0.3 million during the three months ended April 30, 2010 and 2009, respectively. We recorded income tax expense of $0.5 million and $1.0 million during the nine-months ended April 30, 2010 and 2009, respectively. The income tax expense in fiscal 2010 resulted primarily from deferred income tax expense, net of income tax benefit from losses incurred during the year that will be offset by the tax impact of the gain from the disposition of assets recorded within discontinued operations. The deferred tax expense results from tax goodwill amortization related to the asset acquisitions of Surebridge, AppliedTheory business, Alabanza and the iCommerce. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
     In addition, we recorded net income tax expense of $0.8 million and $0.2 million within discontinued operations during the three months ended April 30, 2010 and 2009, respectively. We recorded net income tax expense of $1.1 million and $0.5 million within discontinued operations during the nine months ended April 30, 2010 and 2009, respectively. The net income tax expense recorded within discontinued operations in fiscal 2010 is primarily related to the reversal of a deferred tax liability related to goodwill tax amortization associated with the netASPx business, and state income tax expense due to the sale of the netASPx business during the three months ended April 30, 2010. For federal income tax purposes, the gain from the dispositions of the netASPx business and the data center assets will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.
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
     We are not currently under audit by the Internal Revenue Service or foreign-governmental revenue or tax authorities in any jurisdiction in which we file tax returns. We conduct business in multiple locations throughout the world, resulting in tax filings outside of the United States. We are subject to tax examinations regularly as part of the normal course of business. Our major jurisdictions are the United States, the United Kingdom and India. We are, with few exceptions, no longer subject to U.S. federal, state and local, or non-U.S., income-tax examinations for fiscal years before 2006. However, to the extent that we utilize NOLs generated before fiscal 2006, such utilization remains subject to review by U.S. federal and state revenue authorities. NOLs generated in the United Kingdom for fiscal year 2008 forward remain subject to review by governmental revenue or tax authorities in that jurisdiction.
     We record interest and penalty charges related to income taxes, if incurred, as a component of general and administrative expenses.
     At April 30, 2010 and July 31, 2009, respectively, a valuation allowance has been recorded against our gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly.
     We experienced a change in ownership as defined in Section 382 of the Internal Revenue Code (“Section 382”) during calendar years 2007 and 2002. The ownership changes have restricted the use of our NOLs going forward. As a result of these changes in ownership that occurred in calendar years 2007 and 2002, the utilization of our federal and state tax NOLs generated before these calendar years 2007 and 2002 changes are subject to an annual limitation of approximately $10.7 million and $1.2 million, respectively. We expect that as a result of these limitations, a substantial portion of our federal and state NOL carryforwards generated prior to the 2002 change will expire unused.
     We have, after taking into consideration NOLs expected to expire unused due to the calendar years 2007 and 2002 Section 382 limitations for ownership changes, NOL carryforwards for federal and state tax purposes of approximately $145.4 million. The federal NOL carryforwards will expire from fiscal year 2015 to fiscal year 2029, and the state NOL carryforwards will expire from fiscal year 2012 to fiscal year 2029. We have foreign NOL carryforwards of $6.3 million that may be carried forward indefinitely.

(14) Related-Party Transactions
     We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the three and nine-months ended April 30, 2010 and 2009, we generated revenues of approximately $35,000 and $107,000, and $25,000 and $81,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at April 30, 2010 and April 30, 2009, related to this related party were not significant.
     During the three and nine-months ended April 30, 2010 and 2009, we performed professional and hosting services for a company whose chief executive officer is related to our chief executive officer. For the three and nine-months ended April 30, 2010 and 2009, revenue generated from this company was approximately $31,000 and $128,000 and $63,000 and $201,000, respectively, which amounts are included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at April 30, 2010 and July 31, 2009, related to this related party were not significant.
     On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease had an original 10-year term. NaviSite Europe Limited and the Company are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. During the three and nine months ended April 30, 2010 and 2009, we paid $0.6 million and $1.9 million, and $0.5 million and $1.7 million, respectively, under these arrangements. On January 29, 2010, the Lease was amended to shorten the term from 10-years to 7-years and certain of our termination rights were removed. The lease term modification changed the accounting treatment for this lease from a capital lease to an operating lease. The capital lease obligation was reduced by $10.5 million; the corresponding leasehold improvement balance declined $9.4 million from the reported balances as of July 31, 2009: and we recorded $1.1 million of deferred gain associated with the transaction to be recognized as future reductions in rent expense over the remaining lease term. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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
Overview
     NaviSite is a global information-technology (“IT”) provider of enterprise-hosting and application services. We help approximately 1,400 customers reduce the cost and complexity of IT, increase their service levels, free IT resources and focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions. Our goal is to be the leading provider for cloud-enabled enterprise-hosting and managed-application services by leveraging our deep knowledge, experience, technology platform, commitment to flexibility and responsiveness to our customers.
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
     We provide our services from a global platform of 10 data centers in the United States and in the United Kingdom, and a primary NOC in India and secondary NOC support based in Andover, Massachusetts. Using this platform, we leverage innovative and scalable uses of technology, including shared components and virtualization, along with the subject-matter expertise of our professional staff to deliver what we believe are cost-effective, flexible solutions that provide responsive and predictable levels of service to meet our customers’ business needs. Combining our technology, domain expertise and competitive fixed-cost infrastructure, we can offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.
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
     Our services include:
     Enterprise-Hosting Services
     NaviSite’s hosting services provide highly dependable and secure technology solutions for our customers’ critical IT needs.
•	Infrastructure as a Service (“IaaS”) — Support provided for hardware and software located in one of our 10 data centers. We also provide bundled offerings packaged as content-delivery services. Specific services include:
•	dedicated and virtual servers;

•	business continuity and disaster recovery;

•	connectivity;

•	content distribution;

•	database administration and performance tuning;

•	desktop support;

•	hardware management;

•	monitoring;

•	network management;

•	security;

•	server and operating management; and

•	storage management.
•	Software as a Service — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs that want to offer their software in an on-demand or subscription mode.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with backup power generation and network-connectivity options.
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
     Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. As a result, these agreements provide us with a base of recurring revenue. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers. We continue to experience increasing recurring revenues from both new and existing customers off-set by a decline from our professional-services related revenues.
     During fiscal 2008 and in past years, we have grown through business acquisitions and have restructured our operations. Most recently, in August 2007 we acquired the assets of Alabanza, LLC, and Hosting Ventures, LLC (collectively, “Alabanza”), and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers and proprietary software for provisioning. In September 2007, we acquired netASPx, Inc. (“netASPx”), an application-management service provider. Substantially all of the assets of netASPx which were sold in February 2010 as described further below. In October 2007 we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. We expect to make additional acquisitions to take advantage of our available capacity, which will have significant effects on our financial results in the future.
     During the quarter ending April 30, 2010 we completed two separate asset sales transactions. In February 2010, we sold substantially all of the assets of our netASPx business and in March 2010 we sold two of our co-

location data centers. Net proceeds from the sales were used to reduce our outstanding debt obligations. We have accounted for the sales of these assets as discontinued operations (see Note 6 Discontinued Operations to the condensed consolidated financial statements). The results of operations for the three and nine months ended April 30, 2010 and 2009 reflect this accounting treatment. We are considering selling a number of other non-strategic data centers. The potential sale of these data centers will result in a reduction of recurring revenues as well as a reduction in corresponding fixed and variable expense. The net proceeds from any potential sales would be used primarily to pay down our outstanding term-loan debt.
Results of Operations for the Three and Nine-Months Ended April 30, 2010 and 2009
     The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Revenue, net	99.8%	99.7%	99.7%	99.7%
Revenue, related parties	0.2%	0.3%	0.3%	0.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization and restructuring charge	50.2%	49.0%	49.4%	51.7%
Depreciation and amortization	12.7%	14.7%	12.9%	13.9%
Restructuring charge	—	—	—	0.2%

Total cost of revenue	62.9%	63.7%	62.3%	65.8%

Gross profit	37.1%	36.3%	37.7%	34.2%
Operating expenses:
Selling and marketing	17.6%	14.2%	16.4%	15.4%
General and administrative	17.0%	19.6%	17.3%	18.1%
Restructuring charge	—	—	—	0.2%

Total operating expenses	34.6%	33.8%	33.7%	33.7%

Income from operations	2.5%	2.5%	4.0%	0.5%
Other income (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(5.1)%	(7.4)%	(6.9)%	(7.2)%
Other income (expense), net	(0.2)%	0.0%	0.2%	0.6%

Loss from continuing operations before income taxes	(2.8)%	(4.9)%	(2.7)%	(6.1)%
Income tax benefit (expense)	0.6%	(1.0)%	(0.5)%	(1.0)%

Loss from continuing operations	(2.2)%	(5.9)%	(3.2)%	(7.1)%

Loss from discontinued operations, net of taxes	(5.6)%	(1.8)%	(4.0)%	(0.7)%

Gain on sale of discontinued operations, net of taxes	66.0%	—	22.2%	—

Net income (loss)	58.2%	(7.7)%	15.0%	(7.8)%
Accretion of preferred stock dividends	(3.0)%	(2.7)%	(3.0)%	(2.6)%

Net income (loss) attributable to common stockholders	55.2%	(10.4)%	12.0%	(10.4)%

Revenue
     We derive our revenue from managed-IT services — including hosting, co-location and application services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations. These entities include mid-sized companies, divisions of large multinational companies and government agencies.
     Total revenue for the three months ended April 30, 2010, increased 1% to approximately $31.4 million from approximately $31.0 million for the three months ended April 30, 2009. The overall increase of approximately $0.5 million in revenue was mainly due to an increase of $1.6 million in our enterprise-hosting and -application services revenue during the quarter; an increase of approximately $0.3 million in revenues from our employment-service website, America’s Job Exchange (“AJE”), partially off-set by a $0.6 million reduction in professional-services and third party reseller revenue and $0.8 million reduction in enterprise hosting revenue due to the non renewal of our former Los Angeles data center in the third quarter of fiscal year 2009. Revenue from related parties during the three months ended April 30, 2010 and 2009 totaled $67,000 and $88,000, respectively.
     Total revenue for the nine months ended April 30, 2010, decreased 2% to approximately $93.5 million from approximately $95.0 million for the nine months ended April 30, 2009. The overall decline of approximately $1.5 million in revenue was mainly due to a $2.6 million reduction in enterprise hosting revenue due to the non renewal of our former Los Angeles data center in the third quarter of fiscal year 2009, a $2.2 million reduction in professional-services and third party reseller revenues offset by an increase of $0.7 million in revenues from AJE and an increase of $2.6 million in our enterprise-hosting and —application services revenue. Revenue from related parties during the nine months ended April 30, 2010 and 2009 totaled $235,000 and $282,000, respectively.
     The Company is considering selling a number of non-strategic primarily co-location data centers, in addition to the data centers sold during the three months ended April 30, 2010. The potential sale of these data centers will result in a reduction of future recurring revenues offset by a reduction in the fixed and variable costs required to support this revenue.
Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended April 30, 2010, remained relatively consistent at $19.8 million as compared to the same three month period for the prior year. As a percentage of revenue, total cost of revenue decrease to 62.9% during the three months ended April 30, 2010, from 63.7% during the three months ended April 30, 2009. The decrease in cost of revenues as a percentage of revenue is mainly due to an increase in cost of revenue related to conversion of our U.K. capital lease to an operating lease offset by a decrease in depreciation and amortization expense.
     Total cost of revenue for the nine months ended April 30, 2010, decreased approximately 7% to $58.2 million during the nine- months ended April 30, 2010, from approximately $62.5 million during the nine months ended April 30, 2009. As a percentage of revenue, total cost of revenue decreased to 62.3% during the nine months ended April 30, 2010, from 65.8% during the nine months ended April 30, 2009. The overall decrease of approximately of $4.3 million was primarily due to: decreased salary-related expenses of $1.3 million; and decreased consulting and billable travel of $1.9 million due to lower professional services revenue, decreased facilities-related expense, including rent, utilities and telecommunication, of approximately $1.7 million due in part to our decision not to renew the lease of one of our data centers in April 2009 decrease in depreciation and amortization of $1.2 million and a decrease of $0.2 million related to restructuring charge recorded in fiscal year 2009 that did not repeat fiscal year 2010. These expense reductions of approximately $6.3 million were partially offset by higher software- and hardware-maintenance and -licensing costs of approximately $1.1 million; decreased cost of sale due to lower hardware sales of $0.4 million; and lower deferred cost of revenue of $0.5 million during the period.
     The Company is considering selling a number of non-strategic primarily co-location data centers, in addition to the data center sold during the three months ended April 30, 2010. The potential sale of these data centers will result in a corresponding reduction in cost of revenues, both fixed and variable.
     During the nine months ended April 30, 2009, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in cost of revenue.

     Gross profit of approximately $11.6 million for the three months ended April 30, 2010, increased approximately $0.4 million, or 4%, from a gross profit of approximately $11.2 million for the three months ended April 30, 2009. Gross profit for the three months ended April 30, 2010, represented 37.1% of total revenue, compared to 36.3% of total revenue for the three months ended April 30, 2009. Gross profit of approximately $35.2 million for the nine months ended April 30, 2010, increased approximately $2.7 million, or 8%, from a gross profit of approximately $32.5 million for the nine months ended April 30, 2009. Gross profit for the nine months ended April 30, 2010, represented 37.7% of total revenue, compared to 34.2% of total revenue for the nine months ended April 30, 2009. Our gross profit percentage was positively impacted during the periods discussed, as compared to the same periods in the prior year primarily due to our continued focus on cost containments and the cost reductions in response to the lower professional-services revenue noted above.
Operating Expenses
     Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.
     Selling and marketing expense increased 25.7% to approximately $5.5 million, or 17.6% of total revenue, during the three months ended April 30, 2010, from approximately $4.4 million, or 14.2% of total revenue, during the three months ended April 30, 2009. The increase of approximately $1.1 million resulted primarily from the increased salary and related headcount expenses of approximately $0.5 million relating to increased headcount levels of commissioned sales personnel, increased commission expense of $0.3 million, increased travel expense of $0.1 million and increased marketing program costs of approximately $0.2 million related to our increased spend on our cloud launch.
     Selling and marketing expense increased 4.6% to approximately $15.3 million, or 16.4% of total revenue, during the nine months ended April 30, 2010, from approximately $14.6 million, or 15.4% of total revenue, during the nine months ended April 30, 2009. The increase of approximately $0.7 million resulted primarily from the increased commission expense of $0.5 million; salary and related headcount expenses of approximately $0.3 million relating to increased headcount levels of commissioned sales personnel; increased marketing program costs of $0.2 million related to our increased spend on our cloud launch, partially offset by a decrease in lead referral fees of approximately $0.3 million.
     General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense decreased 12.2% to approximately $5.3 million, or 17.0% of total revenue, during the three months ended April 30, 2010, from approximately $6.1 million, or 19.6% of total revenue, during the three months ended April 30, 2009. The decrease of approximately $0.7 million resulted primarily from a decrease in external professional service related primarily to legal fees of $0.3 million and a reduction in bad debt expense $0.4 million.
     General and administrative expense decreased 6% to approximately $16.2 million, or 17.3% of total revenue, during the nine months ended April 30, 2010, from approximately $17.2 million, or 18.1% of total revenue, during the nine months ended April 30, 2009. The decrease of approximately $1.0 million was mainly related to a decrease in external professional service related fees, including accounting and legal fees, of approximately $0.9 million primarily due to a prior year litigation matter in the nine months ended April 30, 2009; a decrease in bad debt expense related to uncollectible receivables of approximately $0.5 million partially offset by an increase in tax related expenses of approximately $0.3 million and an increase in telecom related expenses of $0.1 million.
     Restructuring — No restructuring charges were recorded during the nine months ended April 30, 2010.
     During the nine months ended April 30, 2009, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in operating expenses.
Interest Income
     Interest income remained relatively consistent during the three and nine-months ended April 30, 2010 and 2009. We recognized minimal interest income during the reporting periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.

Interest Expense
     During the three and nine-months ended April 30, 2010, interest expense decreased approximately $0.7 and $0.4 million from the three and nine-months ended April 30, 2009. The decreases were primarily due to the change in the UK data center lease classification from capital to operating resulting from the data center lease modification in the UK. In addition, the average outstanding term-loan balance was reduced in the current year as compared to the prior year. We paid down the term-loan by $52.0 million during the three months ending April 30, 2010 from proceeds from the three data center asset sales. The interest rate was also reduced effective February 1, 2010 as a result of our ability to reduce the leverage ratio to a predetermined threshold.
     If we are successful in our attempts to sell any other of the non-strategic co-location data centers, a portion of the net proceeds from such sales would be used to pay-down outstanding debt obligations thereby reducing interest expense in future periods.
Other Income (Expense), Net
     Other income (expense), net, was approximately $66,000 of expense for the three months ending April 30, 2010 as compared to $2,000 of income for the three months ending April 30, 2009. The net change of $68,000 was primarily due to the reduction in sublease income attributable to a non-renewed lease that ceased in February 2010.
     Other income (expense), net was approximately $0.2 million and $0.5 million for the nine-months ended April 30, 2010 and 2009, respectively. The Other income (expense), net recorded is primarily attributable to sublease income and other miscellaneous income. Other income (expense), net during the nine months end April 30, 2009 increased due to a gain reported on the resolution of an acquired liability and a gain of $0.3 million in foreign currency fluctuation.
Income-Taxes
     We recorded income tax benefit of $0.2 million and an income tax expense of $0.3 million during the three months ended April 30, 2010 and 2009, respectively. We recorded income tax expense of $0.5 million and $1.0 million during the nine-months ended April 30, 2010 and 2009, respectively. The income tax expense in fiscal 2010 resulted primarily from deferred income tax expense, net of income tax benefit from losses incurred during the year that will be offset by the tax impact of the gain from the disposition of assets recorded within discontinued operations. The deferred tax expense results from tax goodwill amortization related to the asset acquisitions of Surebridge, AppliedTheory business, Alabanza and the iCommerce. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
     In addition, we recorded net income tax expense of $0.8 million and $0.2 million within discontinued operations during the three months ended April 30, 2010 and 2009, respectively. We recorded net income tax expense of $1.1 million and $0.5 million within discontinued operations during the nine months ended April 30, 2010 and 2009, respectively. The net income tax expense recorded within discontinued operations in fiscal 2010 is primarily related to the reversal of a deferred tax liability related to goodwill tax amortization associated with the netASPx business, and state income tax expense due to the sale of the netASPx business during the three months ended April 30, 2010. For federal income tax purposes, the gain from the dispositions of the netASPx business and the data center assets will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.
Loss from Discontinued Operations
     During the quarter ended April 30, 2010 we completed two separate asset sale transactions. In February 2010, we sold the assets of our netASPx business and in March 2010 we sold two of our co-location data centers.

We have accounted for the sales of these assets as discontinued operations (see Note 6 Discontinued Operations to the condensed consolidated financial statements). Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out to separately for these assets to determine the loss from discontinued operations from these sales.
     Loss from discontinued operations was $1.8 million and $3.8 million for the three and nine months ended April 30, 2010 as compared to a loss of $0.6 million and $0.6 million for the three and nine months ended April 30, 2009. The increase to the loss from discontinued operations of $1.2 million for the three months ended April 2010 as compared to the three months ended April 30, 2009 was due primarily to the $1.5 million reduction in gross margin. Gross margins were negatively impacted in the three months ended April 30, 2010 due in part to increased costs recognized prior to disposal off-set by a reduction in interest expense of $0.9 million and an increase tax expense of $0.6 million.
     The $3.2 million increase in loss from discontinued operations for the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009 was due primarily to the $3.0 million reduction in gross margin. Gross margins for the nine months ended April 30, 2010 were negatively impacted by a reduction of $2.8 million in professional services revenue from the netASPx business coupled with an increase in costs prior to disposal and an increase in tax expense of $0.6 million off-set by a reduction in interest expense of $0.5 million.
Gain on Sale of Discontinued Operations
     During the three months ended April 30, 2010, we recognized a gain on sale of discontinued operation of $20.8 million. The gain was based on the proceeds, net of transaction costs, of $58.9 million offset by net assets of the business of $6.8 million and the write-off of goodwill and intangibles of $20.4 million and $10.9 million.
Liquidity and Capital Resources
     As of April 30, 2010, our principal sources of liquidity included cash and cash equivalents and a revolving-credit facility of $9.0 million provided under our credit agreement with a lending syndicate. At April 30, 2010, we had borrowed $4.0 million under the revolving-credit facility as compared to $10.0 million outstanding at July 31, 2009. Our current assets, including cash and cash equivalents of $7.8 million, were approximately $4.4 million less than our current liabilities at April 30, 2010, as compared to a negative working capital of $1.0 million, including cash and cash equivalents of $10.5 million, at July 31, 2009.
     Cash and cash equivalents decreased approximately $2.7 million for the nine months ended April 30, 2010. Our primary sources of cash included approximately $21.0 million in cash provided by operations, $56.3 million in proceeds from the sale of discontinued operations, $6.6 million in proceeds from borrowings on notes payable and $0.8 million in proceeds from stock option exercises and employee stock-purchase plan. Net cash provided by operating activities of approximately $21.0 million for the nine months ended April 30, 2010 resulted from net income, adjusted for non-cash items, of $13.7 million, cash of $5.4 million through improved working capital and $1.9 million from positive net change in long term assets and liabilities. Non-cash items recognized during the nine months ended April 30, 2010 included depreciation and amortization expense of $16.4 million, down slightly from the same period in the prior year due to reduction in intangible assets and a gain on sale of discontinued operations of $20.8 million in fiscal year 2010. The primary uses of cash for the nine months ended April 30, 2010, included $71.8 million repayment of notes payable, inclusive of $52.0 million debt reduction from available net proceeds associated with the asset sales during the three months ended April 30, 2010. In addition $11.9 million and $3.4 million of cash was used to purchase property, plant and equipment and fund capital-lease obligations, respectively. During 2010 our purchases of capital equipment increased by $2.5 million due to increased customer demand and our investments in our data centers and cloud platform. At April 30, 2010, we had an accumulated deficit of $505.6 million.
     Cash and cash equivalents decreased approximately $0.4 million for the nine months ended April 30, 2009. Our primary sources of cash included approximately $17.5 million in cash provided by operations, $3.5 million in proceeds from borrowings on notes payable and $0.2 million in proceeds from stock option exercises and employee stock-purchase plan. Net cash provided by operating activities of $17.5 million for the nine months ended April 30, 2009 resulted from the funding of our net loss of $7.4 million offset by $22.8 million of non-cash items, inclusive of $18.0 million in depreciation and amortization, $2.4 million of stock based compensation expense, $1.4 million of deferred income-tax expense and $0.8 million provision for bad debt. In addition, we experienced improving working capital of $1.6 million. The primary use of cash for the nine months ended April 30, 2009 included $9.4 million for the purchase of property, plant and equipment and $3.2 million of cash was used to fund capital-lease obligations. In addition, we used

$7.4 million for the repayment of notes payable and $1.2 million to pay debt issuance costs incurred during the period related to debt amendments. At April 30, 2009, we had an accumulated deficit of $511.9 million.
     Our current Credit Agreement consists of a six-year term loan, expiring in June 2013 and a five-year revolving-credit facility, expiring in June 2012. The Credit Agreement is subject to prepayment in the case of an event of default. Our revolving-credit facility allows for maximum borrowing of $9.0 million. Outstanding amounts bear interest at either LIBOR plus 6% or, at our option, the Base Rate, as defined in our credit agreement, plus 5% with a LIBOR floor of 3.15% and a Base Rate floor of 4.15%. Interest becomes due, and is payable, quarterly in arrears. The current Credit Agreement requires that we maintain a $5.0 million quarterly minimum liquidity (defined as cash and cash equivalents plus available but unused revolving-credit facility borrowing). We were in compliance with the covenants under the Credit Agreement as of April 30, 2010. In addition to our current Credit Agreement, we have redeemable preferred stock that is redeemable at the option of the holders on or after August 2013. Should additional capital be needed to fund these commitments we may seek to raise additional capital through offerings of the Company’s stock or through debt refinancing. There can be no assurance, however, that we would be able to raise additional capital on terms that are favorable to us, or at all.
     We believe that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. There are no material capital expenditure commitments as of April 30, 2010. Ongoing capital requirements to grow the business are currently funded and are expected to be primarily funded in the future by cash generated from operations and capital leases as required.
Contractual Obligations and Commercial Commitments
     We are obligated under various capital and operating leases for facilities and equipment. Future minimum annual rental commitments under capital and operating leases and other commitments, as of April 30, 2010, are as follows:

		Less than			After
Description	Total	1 Year	1-3 Years	4-5 Years	Year 5
			(In thousands)
Short/long-term debt	$53,161	$4,027	$1,010	$48,124	$—
Interest on debt(a)	14,291	4,676	9,038	577	—
Capital leases(b)	5,975	3,778	2,197	—	—
Operating leases (b)	9,942	1,981	4,139	3,822	—
Bandwidth commitments	960	720	240	—	—
Property leases (b) (c) (d)	59,825	7,707	15,257	15,217	21,644

Total	$144,154	$22,889	$31,881	$67,740	$21,644

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of April 30, 2010.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

(d)	On February 9, 2005, we entered into an assignment and assumption agreement with a Las Vegas-based company, whereby this company bought our right to use 29,000 square feet in our Las Vegas data center, along with the infrastructure and equipment associated with this space. In exchange, we received an initial payment of $600,000 and were to receive $55,682 per month over two years. On May 31, 2006, we received full payment for the remaining unpaid balance. This agreement shifts the responsibility for management of the data center and its employees, along with the maintenance of the facility’s infrastructure, to this Las Vegas-based company. Pursuant to this agreement, we have subleased back 2,000 square feet of space, allowing us to continue servicing our existing customer base in this market. Commitments related to property leases include an amount related to the 2,000-square-foot sublease; this lease expired in February 2010 and was not renewed.

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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon our estimates of uncollectible amounts based on historical bad debt. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.1 million to $0.2 million decrease to income from operations for the fiscal quarter ended April 30, 2010.
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
     In accordance with FASB ASC 350-20-35, the Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has determined that it has one operating segment and one reporting unit for which discrete financial information is available and for which the Chief Operating Decision Maker (“CODM”), which is an individual, regularly reviews information about operating results. We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumptions that we use in preparing our estimates of our reporting unit’s projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. At July 31, 2009, we completed our annual impairment review of goodwill and concluded that there was no goodwill impairment and the fair value of the reporting unit was substantially in excess of book value. Other than the impairment assessment performed by the Company as a result of the asset sales during the three months ended April 30, 2010, there have been no other impairment indicators since July 31, 2009 to cause us to perform an impairment assessment. At April 30, 2010 and July 31, 2009, the carrying value of goodwill and other intangible assets totaled $53.4 million and $88.7 million, respectively. Historically, our estimates have been consistent with actual results.
     Impairment costs. We generally record impairments related to underutilized real estate leases. Generally, whenever we determine that a facility will no longer be utilized or generate any future economic benefit, we record an impairment loss in the period such determination is made. As of April 30, 2010, our accrued lease-impairment balance totaled approximately $0.1 million, all of which represents amounts that are committed under remaining contractual obligations. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Impairment estimates relating to real estate leases involve the consideration of a number of factors, including potential sublet-rental rates, the estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on our results of operations if actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates, we often use third-party real estate professionals to assist us in our assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. Historically, our estimates have been consistent with actual results. A 10% to 20% unfavorable settlement of our remaining liabilities for impaired facilities, as compared to our current estimates, would not have a material impact to our income from operations for the fiscal quarter ended April 30, 2010.
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
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At April 30, 2010 and 2009, respectively, a valuation allowance has been recorded against the gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state NOL carryforwards at April 30, 2010, totaled $145.4 million. A 5% reduction in our current valuation allowance against these federal and state NOL carryforwards would result in an income-tax benefit of approximately $2.9 million for the reporting period.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading purposes. We have not used derivative financial instruments or derivative commodity instruments in our investment portfolio, nor have we entered into hedging transactions. However, under our senior secured credit facility, we are required to maintain interest-rate protection to effectively limit the unadjusted variable component of the interest costs of our facility with respect to not less than 50% of the principal amount of all Indebtedness, as defined, at a rate that is acceptable to the lending group’s agent. Our exposure to market risk associated with risk-sensitive instruments entered into for purposes other than trading purposes is not material. We currently have limited foreign operations and therefore face no material foreign-currency-exchange-rate risk. Our interest-rate risk at April 30, 2010, was limited mainly to LIBOR on our outstanding loan under our senior secured credit facility. At April 30, 2010, we had no open derivative positions with respect to our borrowing arrangements. Because our loan’s LIBOR-related rate is currently fixed above LIBOR, a hypothetical 100-basis-point increase in LIBOR would have resulted in no increase in our interest expense under our senior secured credit facility for the three months ended April 30, 2010.
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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. A schedule for appellate briefing has yet to be established. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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

     On October 29, 2009, we responded to the counterclaim, objecting to Covario’s damage claims based on a variety of contractual provisions. On or about April 28, 2010, we agreed to a settlement of this matter under which Covario paid to us approximately $36,000.
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
Item 5. Other Information
     During the quarter ended April 30, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Item 6. Exhibits
     The exhibits listed in the exhibit index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2010	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amended and Restated Credit Agreement, dated as of September 12, 2007, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

10.2	Amendment, Waiver and Consent Agreement No. 7, dated as of February 19, 2010, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

10.3*	Amendment and Consent Agreement No. 8, dated as of April 30, 2010, by and among NaviSite, Inc., certain of its subsidiaries, Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank, CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner, CIT Lending Services Corporation, as syndication agent and certain affiliated entities.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of this exhibit have been omitted and are filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.