Form 10-K
period 2010-07-31
NAVISITE INC
filed 2010-10-22
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of registrant’s common stock held by non-affiliates of the Registrant on January 31, 2010, based upon the closing price of a share of the Registrant’s common stock on such date as reported by the NASDAQ Capital Market: $48,239,132

On October 12, 2010, the Registrant had outstanding 37,930,512 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended July 31, 2010, which statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

NAVISITE, INC.

2010 ANNUAL REPORT
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

Our Business

NaviSite is a global information-technology (“IT”) provider of cloud enabled enterprise-hosting and application management services. We help approximately 1,300 customers reduce the cost and complexity of IT, increase the performance and availability of the IT infrastructure, and free-up IT resources to focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions. Our goal is to be the leading provider of cloud based enterprise-hosting and managed-application services by leveraging our deep knowledge, experience, technology platform, and commitment to our customers’ success.

Our core competency is to provide outsourced IT services. These services include managed cloud computing service, complex enterprise hosting solutions, customized managed application services and remote operations services of our customer’s data centers. Our managed cloud computing service, called NaviCloud Managed Cloud Services (“MCS”) is currently offered from two of our datacenters and uses an industry-leading, feature rich user interface, AppCenter, which was developed by NaviSite. Our suite of managed applications includes the Oracle suite (e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards and Hyperion), the Microsoft Dynamics suite, Deltek Costpoint, Microsoft e-mail and collaboration suite (Exchange, Sharepoint and OCS) and Lotus Domino suite. By managing applications and infrastructure and providing comprehensive services, we are able to address the key IT challenges faced by organizations today: increasing complexity, pressures on capital and operating expenses, resource constraints and depth of technology expertise.

We provide our services from a global platform of 10 data centers in the United States and in the United Kingdom, totaling approximately 160,000 square feet of usable space, and two redundant network operations centers (“NOC”) located in India and Andover, Massachusetts. Our NaviCloud MCS services are currently offered from nodes in our San Jose, California and Andover, Massachusetts facilities. Using this infrastructure, we leverage innovative and scalable uses of technology along with the subject-matter expertise of our professional staff to deliver cost-effective, flexible technology solutions that provide responsive and predictable levels of service to meet our customers’ business needs. These solutions often augment a customer’s existing operation as a transparent extension of their IT infrastructure and staff. Combining our technology, domain expertise and competitive fixed-cost infrastructure, we offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.

In addition to our standard services, we leverage our infrastructure to deliver our partners’ software on demand and thereby provide an alternative to the traditional licensing of software. This is primarily facilitated by our NaviCloud MCS offering in conjunction with our NaviViewtm application management portal. As the provider of Infrastructure-as-a Service (“IaaS”) for an increasing number of independent software vendors (“ISVs”) and providers of Software-as-a-Service (“SaaS”), we enable solutions and services to a diverse, growing customer base. With NaviCloud, AppCenter and NaviViewtm we have adapted our infrastructure to provide services specific to the needs of our customers in order to increase our market share. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce the required square footage and power, or footprint, in the data center, are favorable to NaviSite’s NaviCloud services-oriented offerings, as compared with traditional co-location or managed-hosting providers. Our services, as described below, combine our developed infrastructure with established processes and procedures for delivering outsourced IT services. Our high-availability infrastructure, enterprise class monitoring systems and proactive and collaborative problem-resolution and change-management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.

We currently serve approximately 1,300 customers. Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers.

Our Services

We offer our customers a broad range of cloud computing, enterprise-hosting and managed-application services that can be deployed quickly and cost effectively. Our expertise allows us to meet an expanding set of increasingly complex customer requirements. Our experience, flexibility and capabilities save our customers the time and cost of developing expertise in house and we increasingly serve as the primary technical and function owner of our customers’ outsourced IT services. We provide these services to a range of industries — including financial services, healthcare and pharmaceuticals, manufacturing and distribution, publishing, media and communications, business services, public sector and software — through our own sales force and sales-channel relationships.

Our strategy is to leverage our cloud offering both as a standalone IaaS offering (NaviCloud MCS) as well as a platform for our complex enterprise hosting and application management services. All of our services are supported and facilitated by our proprietary AppCenter and NaviViewtm management and interaction portals. Our NaviCloud and NaviViewtm platforms enable us to provide highly efficient, effective and customized management of enterprise applications and hosted infrastructure. Comprised of a suite of third-party and proprietary products, both toolsets are designed specifically to meet the needs of customers who outsource IT functions.

Supporting our services requires a range of hardware and software designed for the specific needs of our customers. With NaviCloud, NaviSite is a leader in using virtual computing, shared and dedicated storage and networking as ways to optimize services for performance, cost and operational efficiency. We strive to continually innovate as technology develops.

Our services are grouped and described further as follows:

NaviCloud Managed Cloud Services

NaviSite’s NaviCloud MCS is a utility platform providing compute, memory, storage, network, security and bandwidth. Geared to the enterprise market, NaviCloud provides production quality IaaS solutions combining the best features of cloud with enterprise class management. Services are accessible on-demand, are scalable and usage billed. NaviCloud nodes are available in our San Jose, California and Andover, Massachusetts data centers.

Customers access the underlying physical resources of NaviCloud via a proprietary application called AppCenter. AppCenter facilitates the end-to-end management of a virtual data center including the rapid provisioning and management of virtual machines, management of firewalls and load balancers, capacity and load management and people/process controls for use of the environment. All functions within the virtual data center can be managed without intervention from NaviSite personnel.

The underlying hardware and third party software consists of various vendor offerings including products from Cisco Systems, Inc., Hewlett-Packard, VMware, Inc. and IBM. The key differentiators of NaviCloud are its (i) enterprise focus, (ii) self or fully-managed options and, (iii) consumption or utilization billing. We offer NaviCloud services on a month-to-month basis.

The key features and function supported in the current version of AppCenter and the underlying NaviCloud infrastructure include:

•	security and compliance;

•	performance management;

•	availability and reliability guarantees;

•	control and simplified operation of complete virtual data center;

•	integration with existing environments — physical or virtual;

•	consumption based billing; and

•	roles based access control.

Enterprise-Hosting Services

NaviSite’s hosting services provide highly dependable and secure technology solutions for our customers’ critical IT infrastructure and service needs. Enterprise hosting service can be implemented on the NaviCloud utility platform, dedicated physical hardware or a combination of both.

•	Managed Hosting Service — Support provided for hardware and software located in one of our managed services data centers. We also provide bundled offerings packaged as content-delivery services. Specific services include:

•	dedicated and virtual servers;

•	business continuity and disaster recovery;

•	connectivity;

•	content distribution;

•	database administration and performance tuning;

•	help desk support;

•	hardware management;

•	monitoring;

•	network management;

•	security;

•	server and operating management; and

•	storage management.

•	Software-as-a-Service — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs that want to offer their software in an on-demand or subscription mode.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with backup power generation and network-connectivity options.

Application Management

NaviSite’s application management services provide highly dependable and secure application solutions for our customers’ critical IT application needs. Enterprise hosting service can be implemented on the NaviCloud utility platform, dedicated physical hardware or a combination of both.

We provide implementation and operational services for the packaged applications listed below. We offer — in addition to packaged enterprise-resource-planning, or ERP, applications — outsourced messaging, including the monitoring and management of Microsoft Exchange and Lotus Domino and the associated collaboration solutions. Application-management services are available either in a NaviSite data center or, through remote management on customers’ premises. Moreover, our customers can choose to use dedicated or shared servers. We also provide specific services to help customers migrate from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino, and our experts can customize messaging and collaborative applications. We offer user provisioning, spam filtering, archiving, disaster recovery and business continuity, virus protection and enhanced monitoring and reporting.

•	ERP Application-Management Services — Defined services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end-user support. Applications include:

•	Oracle e-Business Suite;

•	PeopleSoft Enterprise;

•	Siebel;

•	JD Edwards;

•	Hyperion;

•	Deltek Costpoint;

•	Microsoft Dynamics;

•	Microsoft Exchange; and

•	Lotus Domino.

•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrades for supported third-party ERP applications.

•	Custom-Development Professional Services — Planning, implementation, optimization and enhancement for custom applications developed by us or our customers.

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

Synthetic-Transaction Monitoring — Our proprietary synthetic-transaction methods simulate the end-user experience and monitor for application latency or malfunctions that affect user productivity.

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

We believe that the combination of NaviViewtm, our dedicated and virtual utility platform, with our physical infrastructure and technical staff gives us a unique ability to provide complex enterprise hosting and application management services. NaviViewtm is hardware-, application- and operating-system-neutral. Designed to enable enterprise-hosting and software applications to be monitored and managed, our NaviViewtm technology allows us to offer new solutions to our software vendors and new products to our current customers.

Our History

We began operations in 1996 within CMGI, Inc. (currently known as ModusLink Global Solutions, Inc. (“ModusLink”)), our former majority stockholder, to support the networks and host websites of ModusLink, its subsidiaries and several of its affiliated companies. In 1997 we began offering and supplying website-hosting and -management services to companies not affiliated with ModusLink. We were incorporated in Delaware in December 1998.

Acquisitions in Fiscal Year 2008

•	In August 2007 we acquired the assets of Alabanza LLC and Hosting Ventures LLC (together, “Alabanza”) and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market.

•	In September 2007 we acquired netASPx, Inc. (“netASPx”), based in Minneapolis, Minnesota. The acquisition of netASPx added functional expertise in the Lawson and Kronos ERP applications and approximately 18,000 square feet of data-center capacity.

•	In October 2007 we acquired the assets of iCommerce, Inc. (“iCommerce”), a re-seller of dedicated hosting services.

Asset Sales in Fiscal Year 2010

During fiscal year 2010, we engaged in an effort to sell certain of our assets to reduce our outstanding debt obligations and allow us to focus on a selling enterprise level managed services from a smaller number of core data centers.

•	In February 2010, we sold substantially all of the assets of netASPx for a gross sale price of $56.0 million and used the net proceeds to reduce our outstanding debt obligations.

•	In March 2010, we sold substantially all of the assets of two of our co-location data centers for a gross sale price of $5.4 million and used the net proceeds to reduce our outstanding debt obligations.

Our Industry

The dramatic and continued growth in Internet use and the enhanced functionality, accessibility and security of Internet-based applications and software as a service (or subscription-based software) have made conducting business on the Internet a necessity for today’s enterprises. In addition, the costs, complexity and technological challenges faced by today’s businesses have them increasingly looking to outsourcing IT services. The growing use of virtualization has added to the complexity of IT while also offering the opportunity for reduced costs. We believe that a fast-growing trend is the increased use of cloud based services and outsourced IT infrastructure by companies to allow them to focus and enhance their core business operations, increase efficiencies and remain competitive. Enterprise hosting and related applications extend beyond traditional websites to business-process software applications in such areas as finance, e-mail, enterprise-resource planning, supply-chain management and customer-relationship management. Organizations have become increasingly dependent on these applications, which have evolved into important business components. In addition, we believe that the pervasiveness of the Internet and quality of network infrastructure, along with the dramatic decline in the pricing of computing technology and the emergence of blade-based virtualization and cloud computing, have made the outsourced-delivery model an attractive choice for enterprise customers. We believe that the accelerated acceptance of alternative software-licensing models by software-industry market leaders and the growing number of software-as-a-service offerings are driving other software vendors in this direction and, consequently, generating strong industry growth.

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

These benefits have driven increased use of IT infrastructure and applications, and this trend in turn has created a strong demand for specialized IT support and outsourced IT services as an extension of the enterprise. An increasing number of businesses are choosing to use public and private cloud based services and outsource the hosting and management of IT services.

The trend towards outsourced hosting and management of IT infrastructure and applications by today’s business organizations is driven by a number of factors, including:

•	developments by major hardware and software vendors that facilitate outsourcing, such as the production of rack-based blade servers designed to be shared by a number of customers;

•	advances in virtualization and high-density computing that are beyond the skill and cost ability of the typical IT department;

•	the need to improve the reliability, availability and overall performance of applications as they increase in importance and complexity;

•	the need to focus on core business operations;

•	challenges and costs of hiring, training and retaining application engineers and IT employees with the requisite range of IT expertise;

•	the increasing complexity of managing the operations of applications that need to function in house, with business partners and on the public Internet;

•	utility-like “cloud” service offerings that enable companies to scale their services based on fluctuating requirements; and

•	the ability to extend internal infrastructure to less expensive, cloud based infrastructure for a wide range of uses.

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

Provide Excellent Customer Service.  We are committed to providing all of our customers with a high level of customer support. We believe that we have the benefit of consolidating best-of-breed account-management and customer-support practices that ensure that we are achieving this goal.

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

Improve Operating Margins Through Operational Efficiencies.  We have made significant improvements to our overall cost structure. We intend to continue to improve operating margins as we grow revenue and improve the efficiency of our operations. As we grow, we will take advantage of our infrastructure capacity, our NaviViewtm platform and our automated processes. We believe that, due to the relatively fixed-cost nature of our infrastructure, increasing our customer revenue would incrementally improve our operating margins.

Focus Our Service Offerings.  We continue to focus our service offerings to compete more effectively by being the best at what we do for the packaged solutions we support. With our professional services and deep operational expertise, we effectively deliver to our customers a full range of services for Oracle, PeopleSoft, J. D. Edwards, Siebel, Microsoft Dynamics, Microsoft Exchange and Lotus Domino solutions. We believe that these services will help our customers achieve peak effectiveness with their systems. As a full-service provider for a broad range of applications, we are able to create leverage and cross- and up-sell opportunities in a manner that is unparalleled in the marketplace.

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

Data Centers — We currently operate in 10 data centers in the United States and the United Kingdom. Our data centers incorporate technically sophisticated components that are designed to be fault-tolerant. The components used in our data centers include redundant core routers, redundant core-switching hubs and secure virtual local-area networks. We utilize the equipment and tools necessary for our data-center operations, including our infrastructure hardware, networking and software products, from industry leaders such as BMC Software, Cisco Systems, Inc., Dell, IBM, EMC, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems.

Virtualization — We employ virtualization technologies (also known as “Cloud Computing”), for processing, storage and networking. By using this approach, we are able to maximize the benefit of our capital expenditures, minimize the amount of valuable data center space and power used and create additional operating efficiencies that lower our cost. Virtualization decreases our time to provision and thereby accelerates our ability to recognize revenue. With its inherent redundancy and scalability, virtualization adds business continuity and, for Internet-based applications and hosting, reliability. Virtualization also brings otherwise unaffordable IT progress within the reach of the typical middle-market customer.

Internet Connectivity — We have redundant high-capacity Internet connections with providers such as Global Crossing, Level 3 Communications Inc., Cogent Communications, AT&T and XO Communications and others. We have deployed direct private-transit and peering Internet connections to utilize the provider’s peering capabilities and to enhance routes via their networks that improve global performance. Our private-transit system enables us to provide fast, reliable access for our customers’ IT infrastructure and applications.

Sales and Marketing

Sales — Our sales teams are located in the United States, the United Kingdom and India and focus on the identification, quoting and sale of solutions to new customers. Our sales professionals meet with these prospective customers to understand and identify their individual business requirements and to offer tailor-made solutions. The sales teams are focused on cloud computing, enterprise hosting, application management and professional services, with respect to which domain knowledge and expertise are a significant differentiator. Our sales teams are supported by solution architects who assess the infrastructure and application requirements to develop an optimal design and cost analysis. The quoting for prospective opportunities with less complex requirements is automated and is provided online directly to our sales professionals.

The sales teams are augmented by account managers assigned to specific accounts to identify and manage up-sellng and cross-selling opportunities of additional services and the renewal of contracts approaching term. To date, most of our sales have been realized through our direct-sales-force teams. Our sales representatives call potential customers from our offices in the United States and India to develop new opportunities and consult with smaller mid-market companies. We also leverage business development resources to create market demand for our products and services.

Automation and Platform-Based Sales — In 2008 we launched an automated platform to allow new customers to purchase and provision hosted Microsoft Exchange. This automated system allows customers to buy services immediately without interaction with NaviSite staff.

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

As of July 31, 2010, NaviSite serviced approximately 1,300 hosted customers.

No customer represented 10% or more of our revenue for the fiscal years ended July 31, 2010, 2009 and 2008. Substantially all of our revenues are derived from the United States.

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

Our current and prospective competitors include:

•	cloud, hosting and related services providers, including Terremark, Inc., Rackspace Hosting, Inc., Savvis, Inc., IBM, AT&T, and other local and regional hosting providers;

•	application-services providers, such as IBM, AT&T, CedarCrestone, Inc., Oracle On Demand and Computer Sciences Corporation;

•	co-location providers, including Savvis, Equinix, Inc. and Terremark; and

•	messaging providers, including Apptix, USA.Net, Inc. and Intermedia.

Intellectual Property

We rely on a combination of trademark, service mark, copyright, patent and trade-secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. Our business is not substantially dependent on any single or group of related patents, trademarks, copyrights or licenses.

Employees

As of July 31, 2010, we had 584 employees, 579 of whom were full-time employees. Of these employees, 390 were principally engaged in operations, 96 were principally engaged in sales and marketing and 98 were principally engaged in general and administrative functions. None of our employees is party to a collective-bargaining agreement, and we believe that our relationship with our employees is good. We also retain consultants and independent contractors on a regular basis to assist in the completion of projects.

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

We have a history of losses and may never achieve or sustain profitability.  We reached profitability in the fiscal year ended July 31, 2010 as a result of the gain on the sale of certain assets. As of July 31, 2010, our stockholders’ deficit is approximately $20.8 million. We have incurred losses from continuing operations since our incorporation and may continue to incur losses in the future. As a result, we can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

Our financing agreement with a syndicated group of lenders includes various covenants and restrictions that may negatively affect our liquidity and our ability to operate and manage our business.  As of September 30, 2010, we owed approximately $53.2 million under a credit agreement with a syndicated group of lenders. The credit agreement:

•	restricts our ability to create, incur, assume or permit to exist any additional indebtedness, excluding limited exemptions;

•	restricts our ability to create, incur, assume or permit to exist any lien on any of our assets, excluding limited exemptions;

•	restricts our ability to make investments, with limited exemptions;

•	requires that we meet financial covenants for leverage, fixed charges, minimum EBITDA, minimum liquidity and capital expenditures;

•	restricts our ability to enter into any transaction of merger or consolidation, excluding limited exemptions;

•	restricts our ability to sell assets or purchase or otherwise acquire the property of any person, excluding limited exceptions;

•	restricts our ability to authorize, declare or pay dividends, excluding limited exemptions;

•	restricts our ability to enter into any transaction with any affiliate except on terms and conditions that are at least as favorable to us as those that could reasonably be obtained in a comparable arm’s-length transaction with a person who is not an affiliate; and

•	restricts our ability to amend our organizational documents.

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

We may be unable to borrow the full amount of the revolving-credit facility, up to $9.0 million, if any of the lenders are unable to make a loan in an amount equal to their applicable commitments under the revolving-credit facility.

We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption of our preferred stock.  The holders of Series A Convertible Preferred Stock (“Preferred Stock”) have rights that could require us to redeem any or all of the issued and outstanding Preferred Stock on or after August 2013. We may need to obtain additional debt or equity financing in order to satisfy any mandatory redemption, but that financing may not be available on favorable terms or at all. In addition, our credit agreement restricts our ability to incur additional indebtedness, which could negatively affect our ability to fulfill our obligations to the holders of the Preferred Stock.

Disruption in financial and currency markets could have a negative effect on our business.  As has been widely reported, financial markets in the United States, Europe and Asia have in recent years experienced disruption, including unusual volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address these market conditions which include restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, a circumstance that could lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict future disruptions in financial markets and adverse economic conditions and the effects that they would have on our business and financial condition.

Atlantic Investors, LLC, Unicorn Worldwide Holdings Limited and Madison Technology LLC may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.  Atlantic Investors, LLC (“Atlantic”) — together with its two managing members, Unicorn Worldwide Holdings Limited and Madison Technology LLC — own approximately 34% of our outstanding voting securities. As of July 31, 2010, Atlantic alone held approximately 33% of our outstanding voting securities. Atlantic, Unicorn Worldwide Holdings Limited and Madison Technology LLC together have significant power in the election of our board of directors. Regardless of how our other stockholders may vote, Atlantic, Arthur Becker, our former chief executive officer and a current member of our board of directors, Unicorn Worldwide Holdings and Madison Technology LLC, acting together, may have the ability to determine whether to engage in a merger, consolidation or sale of our assets and any other significant corporate transaction.

Members of our board of directors have significant interests in Atlantic Investors, LLC, that may create conflicts of interest.  Two of the members of our board of directors also serve as members of the management group of Atlantic and its affiliates. Specifically, Andrew Ruhan, the chairman of our board of directors, holds an equity interest in Unicorn Worldwide Holdings Limited, a managing member of Atlantic. Arthur P. Becker, our former president and chief executive officer and a current member of our board of directors, is the managing member of Madison Technology LLC, a managing member of Atlantic. As a result, these NaviSite directors may face potential conflicts of interest with our stockholders. In their capacity as our directors, they may face situations that conflict with their fiduciary obligations to Atlantic, which in turn may have interests that conflict with the interests of our other stockholders.

Our common stockholders may suffer dilution in the future upon exercise of outstanding convertible securities or the issuance of additional securities in potential future acquisitions or financings.  In connection with a financing agreement with Silver Point Finance, LLC, we issued warrants to SPCP Group, LLC, and SPCP Group III LLC, two affiliates of Silver Point Finance, to purchase an aggregate of 3,930,136 shares of our common stock. If the warrants are exercised, Silver Point Finance may obtain a significant equity interest in NaviSite and other stockholders may experience significant and immediate dilution. As of September 30, 2010, SPCP Group, LLC, and SPCP Group III LLC have partially exercised the warrants to acquire 2,730,005 shares of our common stock, and warrants for the purchase of 1,200,131 shares of our common stock remain outstanding.

In connection with our acquisition of netASPx, we issued to its stockholders 3,125,000 shares of our Preferred Stock. Additional shares of the Preferred Stock have been and will be issued each fiscal quarter to the former shareholders of netASPx, as in-kind dividends that accrue on the outstanding Preferred Stock. The Preferred Stock may be converted into shares of common stock at a price of $8.00 per share subject to adjustment. If converted, the shares of Preferred Stock convert into the number of shares of common stock determined by dividing the redemption price per share of the Preferred Stock by the conversion price applicable to such shares. As of September 30, 2010, such a conversion would result in one share of common stock being issued upon the conversion of one share of Preferred Stock. The conversion and redemption prices are subject to adjustment in certain circumstances or upon default of our agreement. However, in no event are the number of shares of common stock to be issued upon the conversion of the Preferred Stock to equal or exceed 6,692,856 (which represents 19.9% of the outstanding shares of our common stock on September 10, 2007) without the approval of our stockholders in accordance with the applicable rules and regulations of the Nasdaq Stock Market. As of September 30, 2010, 37,529 shares of Preferred Stock have been converted into shares of our common stock.

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

Any interruption in, or degradation of, our private-transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.  Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their websites and infrastructure systems and applications. We utilize our direct private-transit Internet connections to major network providers, such as Level 3 and Global Crossing, as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications-network suppliers to maintain the operational integrity of their networks so that our private-transit Internet connections operate effectively. If our private-transit Internet connections are interrupted or degraded, we may face claims by, or loss of, customers and harm to our reputation in the industry, either of which result would likely cause demand for our services to decline.

If we are unable to maintain existing, and develop additional, relationships with software vendors, the sales and marketing of our service offerings may be unsuccessful.  We believe that, to penetrate the market for managed — IT-services, we must maintain existing, and develop additional, relationships with industry- leading software vendors. We license or lease select software applications from software vendors, including IBM, Microsoft and Oracle. Our relationships with Microsoft and Oracle are critical to the operations and success of our business. The loss of our ability to continue to obtain, utilize or depend on any of these applications or relationships could substantially weaken our ability to provide services to our customers. It may also require us to obtain substitute software applications that may be of lower quality or performance standards or at greater cost. In addition, because we generally license applications on a non-exclusive basis, our competitors may license and utilize the same software applications. In fact, many of the companies with which we have strategic relationships currently have, or could enter into, similar license agreements with our competitors or prospective competitors. We cannot assure you that software applications will continue to be available to us from software vendors on commercially reasonable terms. If we are unable to identify and license software applications that meet our targeted criteria for new application introductions, we may have to discontinue or delay introduction of services relating to these applications.

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

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which inability could result in the loss of customers.  Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as Hewlett Packard, Sun Microsystems, IBM, Cisco Systems, Inc., Microsoft and Oracle. We cannot assure you that we will not experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We cannot assure you that we will have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service-level guarantees.

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

If we fail to attract or retain key officers, management and technical personnel, our ability to successfully execute our business strategy, to continue to provide services and technical support to our customers or to attract new ones could be adversely affected.  We believe that attracting, training, retaining and motivating technical and managerial personnel, including individuals with significant levels of infrastructure systems and application expertise, is a critical component of the future success of our business. Qualified technical personnel are likely to remain a limited resource for the foreseeable future, and competition for these personnel is intense. The departure of any of our executive officers or core members of our sales and marketing teams or technical service personnel, could have negative ramifications on our customer relations and operations. The departure of our executive officers could adversely affect the stability of our infrastructure and our ability to provide the guaranteed service levels our customers expect. Any officer or employee can terminate his or her relationship with us at any time. In addition, we do not carry life insurance on any of our personnel.

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

If the markets for outsourced IT infrastructure and applications, Internet commerce and communication decline, there may be insufficient demand for our services and, as a result, our business strategy and objectives may fail.  The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers continues to develop, and the market for the purchase of products and services over the Internet is still relatively new and emerging. Our industry has experienced periods of rapid growth followed by sharp declines in demand for products and services, which downturns have sometimes led to the failure of many companies focused on developing Internet-related businesses. If acceptance and growth of the Internet as a medium for commerce and communication declines, our business strategy and objectives may fail because there may not be sufficient market demand for our managed-IT-services.

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

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.  We currently operate two data centers in the United Kingdom. Revenue from our foreign operations accounted for approximately 11% of our total revenue during the fiscal year ended July 31, 2010. By expanding our operations into India in fiscal year 2006, we broadened our customer-service support. Although we expect to focus most of our growth efforts in the United States, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations or establish and maintain new operations outside of the United States. Some risks inherent in conducting business internationally include:

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

The price of our common stock has been volatile and may continue to experience wide fluctuations.  Since January 2010 our common stock has closed as low as $1.98 per share and as high as $3.68 per share. The trading price of our common stock has been, and may continue to be, subject to wide fluctuations due to the risk factors discussed in this section and elsewhere in this report. Fluctuations in the market price of our common stock may cause investors in our common stock to lose some or all of their investments.

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

Our ability to use U.S. net-operating-loss carryforwards might be limited.  As of July 31, 2010, we had consolidated net-operating-loss carryforwards of $158.8 million, of which $154.2 million were for U.S. federal and state tax purposes. These loss carryforwards expire between fiscal years 2012 and 2029. To the extent that these net-operating-loss carryforwards are available, we intend to use them to reduce the corporate-income-tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net-operating-loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have experienced ownership changes during calendar years 2007 and 2002 that have reduced the use of our net-operating-loss carryforwards. To the extent that we experience future significant changes in stock ownership which results in limiting our use of net-operating-loss carryforwards, our income could be subject to corporate income tax earlier than it would if we were able to use net-operating-loss carryforwards, which taxation could result in lower profits.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

Our executive offices are located at 400 Minuteman Road, Andover, Massachusetts. We lease offices and data centers in various cities across the United States and have an office and data centers in the United Kingdom and an office in India. The table below sets forth a list of our leased offices and data centers:

		Square Footage
		Leased
Location	Type	(Approximate)	Lease Expiration

San Jose, CA	Data center and office	66,350	November 2016
Atlanta, GA	Office	4,598	September 2012
Chicago, IL	Data center	13,600	November 2012
Chicago, IL	Office	2,212	April 2012
Oak Brook, IL	Data center	17,659	September 2019
Andover, MA	Office	25,896	January 2018
Andover, MA	Data center and office	86,931	January 2018
Syracuse, NY	Data center	21,374	November 2020
Syracuse, NY	Office	1,933	November 2010
New York, NY	Office	1,500	December 2015
New York, NY	Data center	33,286	May 2018
Dallas, TX	Data center	27,370	March 2020
Houston, TX	Data center and office	12,956	January 2019
Herndon, VA(1)(2)	Office	5,515	June 2011
Gurgaon, Haryana, India	Office	12,706	August 2011
Watford, England	Data center	11,160	January 2015
London, England(3)	Data center	4,017	March 2010

(1)	We have idle office space at this facility from which we derive no economic benefit.

(2)	We have subtenants for all of this space.

(3)	Our lease expired in March 2010. We are currently negotiating with the landlord on a new lease agreement. We are still in this location.

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

The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. Two appellants filed opening briefs, and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). Appellees’ responding brief is due to be filed no later than February 3, 2011. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

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

The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. We do not expect that this claim will have a material impact on our financial position or results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NAVI.” As of October 1, 2010, there were approximately 224 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low

Fiscal Year Ended July 31, 2010
May 1, 2010, through July 31, 2010	$2.98	$1.81
February 1, 2010, through April 30, 2010	$3.31	$2.47
November 1, 2009, through January 31, 2010	$3.04	$1.76
August 1, 2009, through October 31, 2009	$2.76	$1.32
Fiscal Year Ended July 31, 2009
May 1, 2009, through July 31, 2009	$1.96	$0.37
February 1, 2009, through April 30, 2009	$0.52	$0.22
November 1, 2008, through January 31, 2009	$0.88	$0.15
August 1, 2008, through October 31, 2008	$3.92	$0.50

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A (“Risk Factors”).

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

We did not repurchase any shares of common stock during fiscal year 2010.

Information regarding our equity-compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Recent Issuances of Unregistered Securities

On September 12, 2007, we acquired the outstanding capital stock of netASPx, an application-management service provider, for a total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Preferred Stock with a fair value of $24.9 million at the time of issuance. The Preferred Stock accrues payment-in-kind (“PIK”) dividends at 12% per annum. The Preferred Stock is convertible into our common stock, at any time, at the option for the holder, at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments.

Pursuant to the obligation described above, on June 15 and September 15, 2010, we issued a PIK dividend of 120,127 and 122,605 shares, respectively, in aggregate, of the Preferred Stock to their holders.

On July 20, 2010, the Company issued 37,529 shares of our common stock to a former netASPx employee upon the conversion of 37,529 shares of Preferred Stock to common stock.

The shares issued as described in this Item 5 were not registered under the Securities Act. We relied on the exemption from registration provided by Section 4(2) of the Securities Act as an issuance by us not involving a public offering. No underwriters were involved with the issuance of the Preferred Stock or the common stock issued upon conversion.

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

	Year Ended July 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue, net	$125,844	$125,033	$131,762	$122,886	$105,836
Revenue, related parties	303	346	372	322	243

Total revenue	126,147	125,379	132,134	123,208	106,079
Cost of revenue	78,838	81,065	91,628	81,774	71,547
Impairment, restructuring and other	—	209	—	—	—

Total cost of revenue	78,838	81,274	91,628	81,774	71,547

Gross profit	47,309	44,105	40,505	41,434	34,532
Operating expenses:
Selling and marketing	20,569	19,206	19,032	16,924	14,756
General and administrative	21,617	22,867	22,411	22,043	21,787
Loss on settlement	—	5,736	—	—	—
Impairment, restructuring and other	—	180	—	(231)	1,373

Total operating expenses	42,186	47,989	41,443	38,736	37,916

Income (loss) from operations	5,123	(3,884)	(938)	2,698	(3,384)
Other income (expense):
Interest income	23	43	264	337	283
Interest expense	(8,096)	(9,287)	(7,760)	(12,036)	(9,145)
Loss on debt extinguishment	—	—	(1,651)	(15,712)	—
Other income (expense), net	288	690	2,295	864	437

Loss from continuing operations before income taxes and discontinued operations	(2,662)	(12,438)	(7,790)	(23,849)	(11,809)
Income taxes	(755)	(1,241)	(1,152)	(1,173)	(1,173)

Income (loss) from continuing operations	(3,417)	(13,679)	(8,942)	(25,022)	(12,982)
Income (loss) from discontinued operations, net of income taxes	(3,604)	(1,432)	258	(888)	(949)
Gain on sale of discontinued operations, net of income taxes	20,494	—	—	—	—

Net income (loss)	13,473	(15,111)	(8,684)	(25,910)	(13,931)
Accretion of preferred-stock dividends	(3,718)	(3,350)	(2,656)	—	—

Net income (loss) attributable to common shareholders	$9,755	$(18,461)	$(11,340)	$(25,910)	$(13,931)

Basic and diluted net income (loss) per common share
Loss from continuing operations attributable to common stockholders	$(0.19)	$(0.48)	$(0.33)	$(0.82)	$(0.46)
Income (loss) from discontinued operations	$(0.10)	$(0.04)	$—	$(0.03)	$(0.03)
Gain on sale of discontinued operations	$0.56	$—	$—	$—	$—

Net income (loss) attributable to common stockholders	$0.27	$(0.52)	$(0.33)	$(0.85)	$(0.49)

Basic and diluted weighted average number of common shares outstanding	36,354	35,528	34,731	30,512	28,601

Balance-Sheet Data:
Working capital (deficit)	$(6,470)	$(976)	$2,048	$10,611	$(9,072)
Total assets	$117,037	$163,680	$175,713	$116,244	$102,409
Long-term obligations	$67,977	$132,280	$133,736	$97,072	$70,817
Stockholders’ deficit	$(20,820)	$(35,103)	$(18,772)	$(13,864)	$(1,976)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We offer our customers a broad range of cloud computing services, enterprise-hosting and managed-application services that can be deployed quickly and cost effectively. Our expertise allows us to meet an expanding set of increasingly complex customer requirements. Our experience, flexibility and capabilities save our customers the time and cost of developing expertise in house, and we increasingly serve as the sole manager of our customers’ outsourced IT services.

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

A large portion of the costs to operate our data centers — such as rent, product development and general and administrative expenses — does not depend strictly on the number of customers or the amount of services we provide. As we add new customers or new services to existing customers, we generally incur limited incremental costs relating to telecommunications, utilities, hardware and software costs and payroll expenses. We have substantial capacity to add customers to our data centers. Our relatively fixed cost base, sufficient capacity for expansion and limited incremental variable costs provide us with the opportunity to grow profitably. However, these same fixed costs present us with the risk that we may incur losses if we are unable to generate sufficient revenue. As our professional-services related revenues have declined as a percentage of our overall revenues our gross margins have increased and we anticipate that this trend will continue as we focus on higher margin hosting related revenues.

Our fiscal year ends on July 31 of each year. During fiscal year 2008, we completed four acquisitions. In August 2007 we acquired the outstanding capital stock of Jupiter — a privately held company based in Santa Clara, California, that provides managed-hosting services — and acquired the assets and assumed certain liabilities of Alabanza. Alabanza was a provider of dedicated and shared managed-hosting services. In September 2007 we acquired the outstanding capital stock of netASPx, an application-management service provider, and in October 2007 we acquired the assets of iCommerce, a reseller of dedicated hosting services. All of the acquisitions during fiscal year 2008 were accounted for using the purchase method of accounting, and, as such, the results of operations and cash flow related to these acquisitions were included in our consolidated statement of operations and consolidated statement of cash flows from their respective dates of acquisition. During fiscal year 2010, we completed two separate asset sales transactions. In February 2010 we sold substantially all of the assets of our netASPx business and in March 2010 we sold two of our co-location data centers. Net proceeds from the sales were used to reduce our outstanding debt obligations. We have accounted for the sales of these assets as discontinued operations (see Note 5 Discontinued Operations to the consolidated financial statements). The results of operations for the fiscal years ended July 31, 2010, 2009 and 2008 reflect this accounting treatment. The Company is considering selling a number of additional non-strategic data centers. The potential sales of these data centers will result in a reduction of recurring revenues as well as a reduction in corresponding fixed and variable expenses.

Results of Operations for the Three Years Ended July 31, 2010, 2009 and 2008

The following table sets forth the percentage relationships of certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended July 31,
	2010	2009	2008

Revenue, net	99.8%	99.7%	99.7%
Revenue, related parties	0.2%	0.3%	0.3%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization and restructuring charge	49.4%	50.9%	57.2%
Depreciation and amortization	13.1%	13.7%	12.1%
Restructuring charge	—%	0.2%	—%

Total cost of revenue	62.5%	64.8%	69.3%

Gross profit	37.5%	35.2%	30.7%

Operating expenses:
Selling and marketing	16.3%	15.3%	14.4%
General and administrative	17.1%	18.2%	17.0%
Loss on settlement	—%	4.6%	—%
Restructuring charge	—%	0.2%	—%

Total operating expenses	33.4%	38.3%	31.4%

Income (loss) from operations	4.1%	(3.1)%	(0.7)%
Other income (expense):
Interest income	0.0%	0.0%	0.2%
Interest expense	(6.4)%	(7.4)%	(5.8)%
Loss on debt extinguishment	—%	—%	(1.3)%
Other income (expense), net	0.2%	0.6%	1.7%

Loss from continuing operations before income taxes and discontinued operations	(2.1)%	(9.9)%	(5.9)%
Income taxes	(0.6)%	(1.0)%	(0.9)%

Loss from continuing operations	(2.7)%	(10.9)%	(6.8)%
Income (loss) from discontinued operations, net of income taxes	(2.9)%	(1.1)%	0.2%
Gain on sale of discontinued operations, net of income taxes	16.3%	—%	—%

Net income (loss)	10.7%	(12.0)%	(6.6)%
Accretion of preferred stock dividends	(3.0)%	(2.7)%	(2.0)%

Net income (loss) attributable to common stockholders	7.7%	(14.7)%	(8.6)%

Comparison of the Years 2010, 2009 and 2008

Revenue

We derive our revenue from managed-IT services — including cloud computing services, hosting, managed-application and co-location services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations.

Total revenue for the fiscal year ended July 31, 2010, increased 0.6% to approximately $126.1 million from approximately $125.4 million for the fiscal year ended July 31, 2009. The overall increase of approximately $0.7 million in revenue was mainly due to an increase of $5.4 million in our enterprise-hosting and application services revenue to new and existing customers and an increase of $0.7 million due to increased sales from America’s Job Exchange, our employment-services website (“AJE”). These increases were off-set by a decrease of approximately $2.6 million in revenue from our decision not to renew our LA data center lease in the third quarter of fiscal year 2009 and a decrease of approximately $2.9 million in professional-services revenues. Revenue from related parties decreased 12.4% during the year ended July 31, 2010, to approximately $303,000 from approximately $346,000 during the year ended July 31, 2009.

Total revenue for the fiscal year ended July 31, 2009, decreased 5.1% to approximately $125.4 million from approximately $132.1 million for the fiscal year ended July 31, 2008. The overall decline of approximately $6.7 million in revenue was mainly due to a $12.9 million reduction in professional-services revenues coupled with a reduction of approximately $0.8 million in revenue due to our decision not to renew our LA data center lease in the third quarter of fiscal year 2009. This decline of approximately $13.7 million was offset by an increase of $5.7 million in revenue from our enterprise-hosting and application services to new and existing customers, inclusive of a reduction of approximately $3.6 million due to changes in foreign-currency exchange rates and an increase of $1.2 million from AJE. Revenue from related parties decreased 7.0% during the year ended July 31, 2009, to approximately $346,000 from approximately $372,000 during the year ended July 31, 2008.

No customer accounted for more than 5% of total revenues in fiscal year 2010, 2009 or 2008.

In addition to the asset sales transactions noted above, the Company is considering selling a number of additional non-strategic co-location data centers. The potential sale of these data centers will result in a reduction in future recurring revenues offset by a reduction in the fixed and variable costs required to support this revenue.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.

Total cost of revenue of $78.8 million for the fiscal year ended July 31, 2010, decreased approximately $2.5 million, or 3.0%, from the cost of revenue of approximately $81.3 million for the fiscal year ended July 31, 2009. As a percentage of revenue, total cost of revenue for the fiscal year ended July 31, 2010, decreased to 62.5% from 64.8% for the fiscal year ended July 31, 2009. The overall decrease of approximately $2.5 million was primarily due to a decrease of $1.0 million in employee-related expenses, decreased facilities-related expenses, including rent, utilities and telecommunication, of approximately $0.9 million due in part to our decision not to renew the lease of our LA data center and lower utility rates in fiscal year 2009. Additionally, there was a decrease of $0.9 million of external consulting expenses, related primarily to lower professional-services revenue, a decrease in amortization expense of approximately $1.1 million and billable travel expense decreased by approximately $0.9 million. These decreases of $4.8 million were partially offset by increased depreciation expense of approximately $0.5 million; and increased third-party software and hardware-maintenance and licensing costs of approximately $1.8 million.

Total cost of revenue of $81.3 million for the fiscal year ended July 31, 2009, decreased approximately $10.3 million, or 11.3%, from the cost of revenue of approximately $91.6 million for the fiscal year ended

July 31, 2008. As a percentage of revenue, total cost of revenue for the fiscal year ended July 31, 2009, decreased to 64.8% from 69.3% for the fiscal year ended July 31, 2008. The overall decrease of approximately $10.3 million was primarily due to a decrease of $8.3 million in employee-related expenses, inclusive of a $0.2 million restructuring charge for severance and related costs for our professional-services organization. In addition, external consulting expenses, related primarily to lower professional-services revenue, were lower by approximately $1.2 million, facility related costs, including telecommunication and bandwidth cost were lower by $0.5 million, amortization expense decreased by approximately $1.1 million, and travel expense decreased by approximately $2.3 million. These decreases of $13.4 million were partially offset by increased depreciation expense of approximately $2.3 million; increased facility-related expenses, and increased hardware and software maintenance and licensing costs of approximately $0.8 million.

In addition to the asset sales transactions noted above, the Company is considering selling a number of additional non-strategic co-location data centers. The potential sale of these data centers will result in a corresponding reduction in costs of revenues, both fixed and variable.

During fiscal year ended July 31, 2009, we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in cost of revenue.

Gross profit of $47.3 million for the fiscal year ended July 31, 2010, increased approximately $3.2 million, or 7.3%, from a gross profit of approximately $44.1 million for the fiscal year ended July 31, 2009. Gross profit for the fiscal year ended July 31, 2010, represented 37.5% of total revenue, as compared to 35.2% of total revenue for the fiscal year ended July 31, 2009. Gross-profit percentage was positively impacted during fiscal year 2010, as compared to fiscal 2009, primarily due to our continued focus on cost containments and the cost reductions in response to the lower professional-services revenue noted above.

Gross profit of $44.1 million for the fiscal year ended July 31, 2009, increased approximately $3.6 million, or 8.9%, from a gross profit of approximately $40.5 million for the fiscal year ended July 31, 2008. Gross profit for the fiscal year ended July 31, 2009, represented 35.2% of total revenue, as compared to 30.7% of total revenue for the fiscal year ended July 31, 2008. Gross-profit percentage was negatively impacted during fiscal year 2008, as compared to fiscal year 2009, mainly due to higher levels of professional-services business, which carries overall lower gross profit.

Operating Expenses

Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.

Selling and marketing expense increased 7.1% to approximately $20.6 million, or 16.3% of total revenue for the fiscal year ended July 31, 2010, from approximately $19.2 million, or 15.3% of total revenue for the fiscal year ended July 31, 2009. The increase of approximately $1.4 million resulted primarily from increased salary and related headcount expenses of approximately $1.0 million due to increased headcount levels of commissioned sales personnel, inclusive of increased commission and referral-partner expenses of $0.6 million. Additionally there was an increase of approximately $0.3 million related to marketing related program expenses and $0.1 million increase in depreciation expense.

Selling and marketing expense increased 0.9% to approximately $19.2 million, or 15.3% of total revenue for the fiscal year ended July 31, 2009, from approximately $19.0 million, or 14.4% of total revenue for the fiscal year ended July 31, 2008. The increase of approximately $0.2 million resulted primarily from an increase in marketing related program costs.

General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Such expenses may be reduced if we are successful in our attempts to sell any of the non-strategic data centers.

General and administrative expense decreased 5.5% to approximately $21.6 million for the fiscal year ended July 31, 2010, from approximately $22.9 million for the fiscal year ended July 31, 2009. General and administrative expense decreased to 17.1% of total revenue for the fiscal year ended July 31, 2010, from 18.2% of total revenue for the fiscal year ended July 31, 2009. The decreased expense of $1.3 million was attributable to a decrease in external professional services related primarily to legal fees of approximately $1.5 million, due in part to fewer litigation matters during the year. In addition, there was a decrease in bad-debt expense of $0.9 million, excluding $0.7 million related to the receivables that were written off in connection with the “Loss on settlement” in fiscal year 2009, noted below. These decreases of approximately $2.4 million were off-set by an increase in facility related costs, inclusive of property tax expenses and depreciation of $1.1 million.

General and administrative expense increased 2.0% to approximately $22.9 million for the fiscal year ended July 31, 2009, from approximately $22.4 million for the fiscal year ended July 31, 2008. General and administrative expense increased to 18.2% of total revenue for the fiscal year ended July 31, 2009, from 17.0% of total revenue for the fiscal year ended July 31, 2008. The total increased expenses of $0.5 million were attributable to an increase of $0.9 million in consulting and professional services and an increase in bad-debt expense of $0.6 million, excluding $0.7 million related to the receivables that were written off in connection with the “Loss on settlement” noted below. The increased expenses were offset by lower employee related costs (including stock-based compensation) of $1.0 million.

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

Restructuring charge.  During fiscal year 2009 we initiated the restructuring of our professional-services organization in an effort to realign resources. As a result of this initiative, we terminated several employees, resulting in a restructuring charge for severance and related costs of $0.4 million, of which approximately $0.2 million was included in operating expenses. No restructuring charges were recorded in fiscal years ending July 31, 2010 or 2008.

Interest Income

Interest income remained relatively consistent during the fiscal years 2010 and 2009. We recognized minimal interest income during the reporting periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.

Interest income decreased $221,000 to approximately $43,000 for the fiscal year ended July 31, 2009. The decrease is mainly due to lower levels of average cash balances during the fiscal year ended July 31, 2009, as compared to the fiscal year ended July 31, 2008.

Interest Expense

Interest expense decreased 12.8% to approximately $8.1 million, or 6.4% of total revenue, for the fiscal year ended July 31, 2010, from approximately $9.3 million, or 7.4% of total revenue, for the fiscal year ended July 31, 2009. The decrease of $1.2 million was primarily due to the change in the equipment lease classification from capital to operating resulting from the equipment lease modification in our UK data center. This lease modification resulted in a shift of expenses from interest expense under the initial capital lease to operating rent expense under the new operating lease. In addition, the average outstanding term-loan balance was reduced in the current year as compared to the prior year. We paid down the term-loan by $52.0 million during fiscal year 2010 from proceeds from the three data center asset sales. The interest rate was also reduced effective February 1, 2010 as a result of our ability to reduce the leverage ratio to a predetermined threshold.

Interest expense increased 19.7% to approximately $9.3 million, or 7.4% of total revenue, for the fiscal year ended July 31, 2009, from approximately $7.8 million, or 5.8% of total revenue, for the fiscal year ended

July 31, 2008. The increase of $1.5 million is primarily related to an increased rate of interest and higher average outstanding long-term debt balance during the fiscal year ended July 31, 2009.

If we are successful in our attempts to sell any additional non-strategic co-location data centers, net proceeds from such sales would be used primarily to pay down outstanding debt obligations thereby reducing interest expense in future periods.

Loss on Debt Extinguishment

No loss on debt extinguishment was recorded during the fiscal years ended July 31, 2009 and 2010.

During the fiscal year ended July 31, 2008, we recorded a loss on debt extinguishment of $1.7 million in connection with the September 2007 refinancing of our credit agreement. The total amount of the loss on debt extinguishment consisted of the write-off of unamortized transaction fees and expenses related to the prior refinancing of our long-term debt in June 2007.

Other Income (Expense), Net

Other income consists of sublease rental income and other miscellaneous income. Other income was approximately $0.3 million for the fiscal year ended July 31, 2010, as compared to other income of approximately $0.7 million for the fiscal year ended July 31, 2009. The decrease was primarily due to the reduction in sublease income attributable to a non-renewed lease that ceased in February 2010.

Other income was approximately $0.7 million for the fiscal year ended July 31, 2009, as compared to other income of approximately $2.3 million for the fiscal year ended July 31, 2008. Other income for fiscal year ended July 31, 2008 consisted of a $1.6 million gain attributed to the settlement of the AppliedTheory litigation matter coupled with $0.7 million for sublease rental income and other miscellaneous income.

Income-Tax Expense

We recorded income tax expense of $0.8 million, $1.2 million and $1.2 million for fiscal years ended July 31, 2010, 2009 and 2008, respectively. The income tax expense in fiscal year ended July 31, 2010 resulted primarily from deferred income tax expense, net of income tax benefit, from losses incurred during the year that will be offset by the tax impact of the gain from the disposition of assets recorded within discontinued operations. The deferred tax expense results from tax goodwill amortization related to the asset acquisitions of Surebridge, AppliedTheory business, Alabanza and the iCommerce. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.

Loss from Discontinued Operations

During the fiscal year ended July 31, 2010 we completed two separate asset sale transactions. In February 2010, we sold substantially all of the assets of our netASPx business and in March 2010 we sold two of our co-location data centers.

We have accounted for the sales of these assets as discontinued operations (see Note 5 Discontinued Operations to the consolidated financial statements). Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales.

Loss from discontinued operations was $3.6 million for the fiscal year ended July 31, 2010 as compared to a loss of $1.4 million for the fiscal year ended July 31, 2009. The increase to the loss from discontinued operations of $2.2 million was due primarily to lower gross margins, which were negatively impacted in fiscal year ended July 31, 2010 due in part to increased costs recognized prior to disposal.

Loss from discontinued operations was $1.4 million for the fiscal year ended July 31, 2009 as compared to income of $0.3 million for the fiscal year ended July 31, 2008. The $1.7 million increase in loss from discontinued operations for fiscal year ended July 31, 2009 as compared to fiscal year ended July 31, 2008, was due primarily to the increased allocation of interest expense. Our netASPx business was acquired in September 2007 and only a partial year of interest was allocated for fiscal year 2008.

We recorded income tax expense of $0.9 million, $0.7 million and $0.7 million within discontinued operations during the fiscal years ended July 31, 2010, 2009 and 2008, respectively. The income tax expense recorded within discontinued operations in fiscal year ended July 31, 2010 is primarily related to the reversal of a deferred tax liability related to goodwill tax amortization associated with the netASPx business, and state income tax expense due to the sale of the netASPx business. For federal income tax purposes, the gain from the dispositions of the netASPx business and the data center assets will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.

Gain on Sale of Discontinued Operations

During fiscal year ended July 31, 2010, we recognized a gain on sale of discontinued operation of $20.5 million. The gain was based on the proceeds, net of transaction costs, of $58.6 million offset by net assets of the business of $6.8 million and the write-off of goodwill and intangibles of $20.4 million and $10.9 million, respectively.

Liquidity and Capital Resources

As of July 31, 2010, our principal sources of liquidity included cash and cash equivalents of $4.6 million and a revolving-credit facility of $9.0 million provided under our credit agreement with a lending syndicate. At July 31, 2010, we had borrowed $4.0 million under the revolving-credit facility. Our current assets, including cash and cash equivalents of $4.6 million, were approximately $6.5 million less than our current liabilities at July 31, 2010, as compared to a negative working capital of $1.0 million, including cash and cash equivalents of $10.5 million, at July 31, 2009.

Cash and cash equivalents decreased approximately $5.9 million for the fiscal year ended July 31, 2010 as compared to the prior fiscal year. Our primary sources of cash included approximately $24.6 million and $21.6 million in cash provided by operating activities for the fiscal years ended July 31, 2010 and 2009, respectively. The fixed cost nature of our business allows us to generate positive operating cash flow from the revenues from new customers that are in excess of customer terminations. Specifically the $3.0 million year-over-year increase in cash provided by operating activities for the fiscal year ended July 31, 2010 from the fiscal year ended July 31, 2009 was due to an increase in cash generated from other long term assets of $5.4 million off set by a decrease in cash generated from other long-term liabilities of $3.4 million and a decrease in cash generated from working capital of $2.8 million. During the fiscal year ended July 31, 2010 non-cash items included depreciation and amortization expense of $21.2 million, stock-based compensation of $3.0 million, provision for bad debt expense of $0.3 million and deferred income tax expense of $1.5 million. The $15.6 million year-over-year increase in cash provided by operating activities for the fiscal year ended July 31, 2009 from the fiscal year ended July 31, 2008 was due to improved cash generated from working capital of $10.4 million, increase of $8.7 million in cash generated from accrued expenses and deferred revenue, and increase of $2.3 million in cash generated from other long term liabilities, off-set by a increase of $1.8 million in cash generated from other assets. During the fiscal year ended July 31, 2009, non-cash items included depreciation and amortization expense of $23.6 million, stock-based compensation of $3.1 million, deferred income tax expense of $1.9 million, and $1.9 million provision for bad debt. The potential sale of our non-strategic data centers is not expected to have a significant impact on our liquidity. Our cash flows from operations are dependent on several factors including the overall performance of the managed-IT-services sector as well as our ability to continue to acquire profitable new customers in excess of future contract terminations.

Investing activities provided cash of $39.3 million and used cash of $10.6 million for the fiscal years ended July 31, 2010 and 2009, respectively. Cash for investing activities, excluding the cash generated from the sale of our discontinued operations, is mainly used for the purchase of capital equipment to support the revenue from new customers in excess of terminated customers and the renewal of existing customers. The $39.3 million of cash provided by investing activities for the year ended July 31, 2010 resulted primarily from the proceeds from the sale of discontinued operations of $56.3 million off-set by the purchases of property and equipment utilized to support both customer and internal capital requirements. The $10.5 million of cash used in investing activities for the year ended July 31, 2009 resulted primarily from $10.6 million of cash used to purchase property and equipment to support both customer and internal capital requirements.

Financing activities used cash of $69.8 million for the fiscal year ended July 31, 2010 and $3.6 million for the fiscal year ended July 31, 2009. The $69.8 million of cash used for financing activities for the fiscal year ended July 31, 2010 primarily related to $65.3 million in net repayments of notes payable; $6.6 million in proceeds from notes payable off-set by $71.9 million of repayments of notes payable, primarily from the proceeds of the assets sales during the fiscal year 2010. Additionally, in fiscal year 2010 the Company made $5.1 million of capital lease repayments and incurred $0.5 million in debt issuance costs off set by $1.1 million in proceeds from stock option exercises. The $3.6 million of cash used for financing activities for the fiscal year ended July 31, 2009 primarily related to $1.4 million in net proceeds from notes payable; $10.4 million in proceeds from notes payable off-set by $9.0 million of repayments of notes payable, and $0.3 million in proceeds from stock option exercises. These net proceeds of $1.7 million were off-set by $4.1 million of capital lease repayments and $1.2 million in debt issuance costs.

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

We believe that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. There are no material capital expenditure commitments as of July 31, 2010. Ongoing capital requirements to grow the business are currently funded and are expected to be primarily funded in the future by cash generated from operations.

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

In accordance with Accounting Standards Update (“ASU”) No 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” when more than one element — such as professional services, hardware and hosting services — are contained in a single arrangement, we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method, so long as each element meets the criteria for treatment as a separate unit of accounting. The ASU establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. For those arrangements with respect to which the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables is treated as one accounting unit and generally recognized ratably over the term of the arrangement.

Existing customers are subject to initial and ongoing credit evaluations. Credit evaluations are based on credit reviews that we perform, including payment history and other factors, inclusive of a review of the customer’s financial condition and general economic trends. If it is determined, subsequent to our initial evaluation at any time during the arrangement, that collectability is not reasonably assured, revenue is recognized as cash is received, as collectability is not considered probable at the time the services are performed.

Allowance for Doubtful Accounts.  We perform initial and periodic credit evaluations of our customers’ financial condition. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon management’s estimates of uncollectible amounts based on historical bad debt experience and other relevant factors. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.09 million to $0.2 million decrease to income from operations for the fiscal year ended July 31, 2010.

Impairment of Long-Lived Assets and Goodwill and Other Intangible Assets.  We review our long-lived assets, subject to amortization and depreciation, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Long-lived and other intangible assets include customer lists, customer-contract backlog, developed technology, vendor contracts, trademarks, non-compete agreements and property and equipment. Factors we consider important that could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

In accordance with FASB ASC 350-20-35, the Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has determined that it has two reporting units for which discrete financial information is available and for which the Chief Operating Decision Maker (“CODM”) and segment managers regularly review information about operating results. We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if a triggering event occurs. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumptions that we use in preparing our estimates of our reporting unit’s projected performance for purposes of impairment testing differ materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. At July 31, 2010, we completed our annual impairment review of goodwill and concluded that there was no goodwill impairment as the fair value of the reporting units were substantially in excess of book value. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At July 31, 2010 and 2009, the carrying value of goodwill and other intangible assets totaled $52.8 million and $88.7 million, respectively.

Stock-Based Compensation.  FASB ASC 718 “Compensation — Stock Compensation,” (“ASC 718”), requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under ASC 718 for the periods prior to August 1, 2005, we established estimates for forfeitures. Stock-based compensation expense recognized in our consolidated statements of operations for the fiscal years ended

July 31, 2008 included compensation expense for stock-based payment awards granted before, but unvested as of, July 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of ASC 718, and compensation expense for the stock-based payment awards granted after July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

In accordance with ASC 718, we use the Black-Scholes option-pricing model (the “Black-Scholes Model”). In utilizing the Black-Scholes Model, we are required to make certain estimates in order to determine the grant-date fair value of equity awards. These estimates can be complex and subjective and include the expected volatility of our common stock, our divided rate, a risk-free interest rate, the expected term of the equity award and the expected forfeiture rate of the equity award. Any changes in these assumptions may materially affect the estimated fair value of our recorded stock-based compensation.

Income Taxes.  Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,”  which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2010 and 2009, respectively, a valuation allowance has been recorded against gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state net-operating-loss carryforwards at July 31, 2010, totaled $154.2 million. A 5% reduction in our current valuation allowance on these federal and state net- operating-loss carryforwards would result in an income-tax benefit of approximately $3.1 million for the fiscal 2010 reporting period.

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

Recent Accounting Pronouncements

Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance was effective for us on August 1, 2010; however, we elected to early adopt as permitted by the guidance. As such, we prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009. During fiscal year ending July 31, 2010 the adoption of ASU 2009-13 did not have a significant impact.

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

Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on August 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during fiscal year 2010.

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

Not required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Having assessed such controls accordingly, our management concluded that, as of July 31, 2010, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only a management’s report in this Annual Report.

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

During the fourth quarter of fiscal year 2010, we made no material changes to the procedures by which our stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.

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

Incorporated by reference to the portions of the Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the portion of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of July 31, 2010

The following table sets forth certain information regarding our equity-compensation plans as of July 31, 2010.

(c)
Number of Securities
	(a)	(b)	Available for Future
	Number of Securities to	Weighted-Average	Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity-compensation plans approved by security holders	6,648,494	$3.15	724,933
Equity-compensation plans not approved by security holders	—		—

Total	6,648,494		724,933

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

2. Financial Statement Schedule.

The Financial Statement Schedule of NaviSite and the corresponding Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this report. All other financial statement schedules have been omitted because they are not required or not applicable or the information is otherwise included.

3. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NaviSite, Inc.

October 22, 2010

By:	/s/ R. Brooks Borcherding
R. Brooks Borcherding
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Ruhan Andrew Ruhan	Chairman of the Board	October 22, 2010

/s/ R. Brooks Borcherding R. Brooks Borcherding	President and Chief Executive Officer (Principal Executive Officer)	October 22, 2010

/s/ James W. Pluntze James W. Pluntze	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 22, 2010

/s/ Arthur P. Becker Arthur P. Becker	Director	October 22, 2010

/s/ James H. Dennedy James H. Dennedy	Director	October 22, 2010

/s/ Larry W. Schwartz Larry W. Schwartz	Director	October 19, 2010

/s/ Thomas R. Evans Thomas R. Evans	Director	October 22, 2010

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of August 10, 2007, by and among NaviSite, Inc.; Navi Acquisition Corp.; Alabanza, LLC; and Hosting Ventures, LLC, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.2	Stock Purchase Agreement, dated August 10, 2007, by and among NaviSite, Inc.; Jupiter Hosting, Inc.; and the stockholders of Jupiter Hosting, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007 (File No. 000-27597).
2.3	Agreement and Plan of Merger, dated as of September 12, 2007, by and among NaviSite, Inc.; NSite Acquisition Corp.; netASPx, Inc.; and GTCR Fund VI, L.P., is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
2.4	Asset Purchase Agreement, dated as of February 19, 2010, by and among NaviSite, Inc.; NaviSite Disposition, LLC (f/k/a netASPx, LLC); NaviSite Disposition Corp. (f/k/a netASPx Acquisition, Inc.); Network Computing Services, Inc.; NCS Holding Company; and Velocity Technology Solutions II, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2010 (File No. 000-27597),
3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 4, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of January 7, 2003, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
3.4	Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock, dated as of September 12, 2007, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
3.5	Waiver of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock by netASPx Holdings, Inc., dated September 25, 2007, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008 (File No. 000-27597).
3.6	Amended and Restated By-Laws is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
4.1	Specimen certificate representing shares of common stock is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1/A (File No. 333-83501).
4.2	Specimen Certificate of Series A Convertible Preferred Stock of NaviSite, Inc., is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007 (File No. 000-27597).
10.1	Lease, dated as of May 14, 1999, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.2	Amendment No. 1 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 (File No. 000-27597).
10.3	Amendment No. 2 to Lease, dated December 1, 2003, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-2 filed January 22, 2004 (File No. 333-112087).

Exhibit No.		Description of Exhibit

10.4		Amendment No. 3 to Lease, by and between 400 River Limited Partnership and the Registrant, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2004 (File No. 000-27597).
10.5		Amendment No. 5 to Lease, dated as of August 15, 2008, by and between 400 Minuteman LLC and the Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-27597).
10.6		Amendment No. 6 to Lease, dated as of November 20, 2008, by and between 400 Minuteman LLC and the Registrant.
10.7		Amendment No. 7 to Lease, dated as of March 11, 2009, by and between 400 Minuteman LLC and the Registrant.
10.8		Amendment No. 8 to Lease, dated as of January 19, 2010, by and between 400 Minuteman LLC and the Registrant.
10.9		Amendment No. 9 to Lease, dated as of January 29, 2010, by and between 400 Minuteman LLC and the Registrant.
10.10		Lease, made as of April 30, 1999, by and between CarrAmerica Realty Corporation and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-83501).
10.11		First Amendment to Lease, dated as of August 9, 2006, by and between the Registrant and Carr NP Properties L.L.C., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2006 (File No. 000-27597).
10	.12*	Amended and Restated 1998 Equity Incentive Plan is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (File No. 000-27597).
10	.13*	NaviSite, Inc., Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed November 13, 2007 (File No. 000-27597).
10	.14*	Amendment No. 1 to Amended and Restated 1999 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed October 30, 2009 (File No. 000-27597).
10	.15*	2000 Stock Option Plan is incorporated herein by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002 (File No. 000-27597).
10	.16*	Employment Agreement, dated as of February 21, 2003, by and between Arthur Becker and the Registrant, is incorporated herein by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (File No. 000-27597).
10	.17*	Separation Agreement dated as of April 3, 2006, by and between the Registrant and Arthur P. Becker, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2006 (File No. 000-27597).
10	.18*	Amendment No. 1 to Separation Agreement, dated as of December 4, 2008, by and between the Registrant and Arthur P. Becker, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-27597).
10.19		Warrant Purchase Agreement, dated as of February 13, 2007, by and among the Registrant, SPCP Group, LLC, and SPCP Group III, LLC, is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.20		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group, LLC, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).
10.21		Warrant to Purchase Common Stock, dated February 13, 2007, issued by the Registrant to SPCP Group III, LLC, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 20, 2007 (File No. 000-27597).

Exhibit No.	Description of Exhibit

10.22	Warrant Purchase Agreement, dated as of April 11, 2006, by and among the Registrant, SPCP Group, L.L.C. and SPCP Group III LLC is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.23	Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group, LL. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.24	Warrant, dated as of April 11, 2006, issued by the Registrant to SPCP Group III LLC is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 (File No. 000-27597).
10.25	Amendment No. 1 to Warrant, dated as of February 13, 2007, by and between the Registrant and SPCP Group, LLC, is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007 (File No. 000-27597).
10.26	Credit Agreement, dated as of June 8, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.27	Security Agreement, dated as of June 8, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; and Canadian Imperial Bank of Commerce, acting through its New York agency, as collateral agent, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.28	Form of Term Note, to be made by NaviSite, Inc., is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.29	Form of Revolving Note to be made by NaviSite, Inc., is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated as of June 13, 2007 (File No. 000-27597).
10.30	Amendment, Waiver and Consent Agreement No. 1, dated as of August 10, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K dated as of August 16, 2007 (File No. 000-27597).
10.31	Amended and Restated Credit Agreement, dated as of September 12, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010 (File No. 000-27597).
10.32	Term Note, dated as of September 12, 2007, issued by NaviSite, Inc., to CIBC, Inc., is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated as of September 18, 2007 (File No. 000-27597).

Exhibit No.	Description of Exhibit

10.33	Waiver No. 2, dated as of November 2, 2007, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-27597).
10.34	Amendment, Waiver and Consent Agreement No. 3, dated as of January 31, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 (File No. 000-27597).
10.35	Amendment and Consent Agreement No. 4, dated as of June 20, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10.36	Amendment, Waiver and Consent Agreement No. 5, dated as of October 30, 2008, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of October 29, 2008 (File No. 000-27597).
10.37	Amendment, Waiver and Consent Agreement No. 7, dated as of February 19, 2010, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010 (File No. 000-27597).
10.38	Amendment and Consent Agreement No. 8, dated as of April 30, 2010, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended April 30, 2010 (File No. 000-27597).
10.39	Registration Rights Agreement, dated as of September 12, 2007, by and between NaviSite, Inc., and GTCR Fund VI, L.P., is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 18, 2007 (File No. 000-27597).
10.40	Warrant to Purchase Stock, dated January 30, 2004, issued by the Registrant to Silicon Valley Bank, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2004 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.41*	Form of Indemnification Agreement, as executed by Messrs. Andrew Ruhan, Arthur P. Becker, James H. Dennedy, Larry W. Schwartz, Thomas R. Evans, James W. Pluntze, R. Brooks Borcherding, Mark Clayman, Denis Martin, Sumeet Sabharwal, Rathin Sinha and Mark Zingale, is incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (File No. 000-27597).
10.42		Lease and Services Agreement, by and between NaviSite Europe Limited and Global Switch (London) Limited, is incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2/A filed on March 8, 2004 (File No. 333-12087).
10	.43*	NaviSite, Inc., Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.44*	Amendment No. 1 to the NaviSite, Inc., Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed January 5, 2005 (File No. 000-27597).
10	.45*	Amendment No. 2 to the Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14C filed March 14, 2006 (File No. 000-27597).
10	.46*	Form of Amendment No. 1 to Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.47*	Form of Director Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.48*	Form of Employee Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-27597).
10	.49*	Separation Agreement, dated as of July 31, 2007, by and between the Registrant and James W. Pluntze, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 2, 2007 (File No. 000-27597).
10	.50*	Amendment No. 1 to Separation Agreement, dated as of December 4, 2008, by and between the Registrant and James W. Pluntze, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-27597).
10	.51*	NaviSite, Inc., Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007 (File No. 000-27597).
10	.52*	Offer of Employment, dated as of May 19, 2004, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.53*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008 (File No. 000-27597).
10	.54*	Amendment No. 1 to Separation Agreement, dated as of December 7, 2008, by and between the Registrant and Mark Clayman, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-27597).
10	.55*	Offer Letter, dated as of March 27, 2009, effective as of April 3, 2009, by and between the Registrant and R. Brooks Borcherding, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2009 (File No. 000-27597).
10	.56*	Separation Agreement, dated as of April 13, 2009, by and between the Registrant and R. Brooks Borcherding, is incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.57*	Offer Letter, dated as of August 28, 2009, by and between the Registrant and Mark Zingale, is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).

Exhibit No.		Description of Exhibit

10	.58*	Separation Agreement, dated as of August 31, 2009, by and between the Registrant and Mark Zingale, is incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.59*	Summary of the Registrant’s FY 2010 Executive Management Bonus Program is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2009 (File No. 000-27597).
10	.60*	Summary of the Registrant’s FY 2011 Executive Management Bonus Program.
10	.61*	Offer Letter, dated as of June 22, 2003, by and between the Registrant and Denis Martin, is incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.62*	Separation Agreement, dated as of April 6, 2006, by and between the Registrant and Denis Martin, is incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.63*	Amendment No. 1 to Separation Agreement, dated as of December 8, 2008, by and between the Registrant and Denis Martin, is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.64*	Offer Letter, dated as of September 17, 2004, by and between the Registrant and Sumeet Sabharwal, is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.65*	Separation Agreement, dated as of April 3, 2006, by and between the Registrant and Sumeet Sabharwal, is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.66*	Amendment No. 1 to Separation Agreement, dated as of December 7, 2008, by and between the Registrant and Sumeet Sabharwal, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009 (File No. 000-27597).
10	.67*	Offer Letter, dated as of May 8, 2007, by and between the Registrant and Rathin Sinha, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
10	.68*	Amended and Restated Separation Agreement, dated as of September 3, 2009, by and between the Registrant and Rathin Sinha, is incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 000-27597).
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement.

INDEX TO NAVISITE, INC. CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Years Ended July 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit and Comprehensive Income (Loss) for the Years Ended July 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended July 31, 2010, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-36
Financial Statement Schedule — Valuation and Qualifying Accounts	F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NaviSite, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NaviSite, Inc. and subsidiaries (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaviSite, Inc. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Boston, Massachusetts
October 22, 2010

NAVISITE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$4,620	$10,534
Accounts receivable, less allowance for doubtful accounts of $1,812 and $1,820 at July 31, 2010 and 2009, respectively	12,532	16,417
Unbilled accounts receivable	730	1,361
Prepaid expenses and other current assets	11,244	6,336

Total current assets	29,126	34,648
Property and equipment, net	29,914	32,048
Intangible assets, net of accumulated amortization	6,579	22,093
Goodwill	46,189	66,566
Other assets	4,039	6,769
Restricted cash	1,190	1,556

Total assets	$117,037	$163,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$4,150	$10,603
Capital lease obligations, current portion	4,830	3,040
Accounts payable	7,379	5,375
Accrued expenses	12,213	9,822
Accrued interest	691	1,837
Deferred revenue	5,356	4,285
Deferred other income and customer deposits	977	662

Total current liabilities	35,596	35,624
Capital lease obligations, less current portion	3,505	10,973
Deferred tax liabilities	7,393	7,492
Other long-term liabilities	8,053	7,661
Notes payable, less current portion	49,026	106,154

Total liabilities	103,573	167,904

Series A Convertible Preferred stock, $0.01 par value; designated 5,000 shares; issued and outstanding: 4,087 at July 31, 2010; 3,664 shares at July 31, 2009	34,284	30,879
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; issued and outstanding: 36,943 and 35,911 at July 31, 2010 and 2009, respectively	369	359
Accumulated other comprehensive loss	(905)	(1,024)
Additional paid-in capital	485,817	485,136
Accumulated deficit	(506,101)	(519,574)

Total stockholders’ deficit	(20,820)	(35,103)

Total liabilities and stockholders’ deficit	$117,037	$163,680

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenue, net	$125,844	$125,033	$131,762
Revenue, related parties	303	346	372

Total revenue	126,147	125,379	132,134

Cost of revenue	62,314	63,854	75,630
Depreciation and amortization	16,524	17,211	15,999
Restructuring charge	—	209	—

Total cost of revenue	78,838	81,274	91,629

Gross profit	47,309	44,105	40,505

Operating expenses:
Selling and marketing	20,569	19,206	19,032
General and administrative	21,617	22,867	22,411
Loss on settlement	—	5,736	—
Restructuring charge	—	180	—

Total operating expenses	42,186	47,989	41,443

Income (loss) from operations	5,123	(3,884)	(938)
Other income (expense):
Interest income	23	43	264
Interest expense	(8,096)	(9,287)	(7,760)
Loss on debt extinguishment	—	—	(1,651)
Other income, net	288	690	2,295

Loss from continuing operations before income taxes and discontinued operations	(2,662)	(12,438)	(7,790)
Income taxes	(755)	(1,241)	(1,152)

Loss from continuing operations	(3,417)	(13,679)	(8,942)
Income (loss) from discontinued operations, net of income taxes	(3,604)	(1,432)	258
Gain on sale of discontinued operations, net of income taxes	20,494	—	—

Net income (loss)	13,473	(15,111)	$(8,684)
Accretion of preferred stock dividends	(3,718)	(3,350)	(2,656)

Net income (loss) attributable to common stockholders	$9,755	$(18,461)	$(11,340)

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to common stockholders	$(0.19)	$(0.48)	$(0.33)
Loss from discontinued operations	$(0.10)	$(0.04)	$—
Gain on sale of discontinued operations	$0.56	$—	$—

Net income (loss) attributable to common stockholders	$0.27	$(0.52)	$(0.33)

Basic and diluted weighted average number of common shares outstanding	36,354	35,528	34,731

Stock-based compensation expense:
Cost of revenue	$1,023	$1,274	$1,794
Selling and marketing	682	557	746
General and administrative	1,297	1,292	1,830
Restructuring charge	—	19	—

Total stock-based compensation expense	$3,002	$3,142	$4,370

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other	Additional		Stockholders’
	Preferred Stock		Common Stock		Comprehensive	Paid-in	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Deficit	(Deficit)	Income (Loss)
	(In thousands)
Balance at July 31, 2007	—	—	33,506	335	381	481,199	(495,779)	(13,864)
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	664	7	—	1,947	—	1,954
Issuance of preferred stock	3,125	24,873	—	—	—	—	—
Preferred stock dividend	195	2,656	—	—	—	(2,656)		(2,656)
Issuance of common stock related to acquisition	—	—	25	—	—	226	—	226
Exercise of common stock purchase warrants	—	—	1,000	10	—	—	—	10
Vesting of restricted stock and stock-based compensation	—	—	37	—	—	4,370	—	4,370
Net loss	—	—	—	—	—	—	(8,684)	(8,684)	(8,684)
Currency translation adjustment	—	—	—	—	(128)	—	—	(128)	(128)

Total comprehensive loss	—	—	—	—	—	—	—	—	(8,812)

Balance at July 31, 2008	3,320	$27,529	35,232	$352	$253	$485,086	$(504,463)	$(18,772)
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	519	5	—	259	—	264
Preferred stock dividend	344	3,350	—	—	—	(3,350)		(3,350)
Vesting of restricted stock and stock-based compensation	—	—	160	2	—	3,141	—	3,143
Net loss	—	—	—	—	—	—	(15,111)	(15,111)	(15,111)
Currency translation adjustment	—	—	—	—	(1,277)	—	—	(1,277)	(1,277)

Total comprehensive loss	—	—	—	—	—	—	—	—	(16,388)

Balance at July 31, 2009	3,664	$30,879	35,911	$359	$(1,024)	$485,136	$(519,574)	$(35,103)

Exercise of common stock options and shares issued under employee stock purchase plan	—	—	760	8	—	1,086	—	1,094
Preferred stock dividend	460	3,718	—	—	—	(3,718)	—	(3,718)
Conversion of preferred stock to common stock	(37)	(313)	37	—	—	313	—	313
Vesting of restricted stock and stock-based compensation	—	—	235	2	—	3,000	—	3,002
Net income	—	—	—	—	—	—	13,473	13,473	13,473
Currency translation adjustment	—	—	—	—	119	—	—	119	119

Total comprehensive income	—	—	—	—	—	—	—	—	13,592

Balance at July 31, 2010	4,087	$34,284	36,943	$369	$(905)	$485,817	$(506,101)	$(20,820)

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$13,473	$(15,111)	$(8,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,159	23,638	21,223
Gain on the sale of discontinued operations	(20,494)	—	—
Mark to market for interest rate cap	85	73	91
Deferred income tax expense	1,530	1,894	1,834
Loss (gain) on disposal of assets	86	(14)	17
Gain on settlements	—	—	(1,607)
Non-cash stock compensation	3,002	3,142	4,370
Provision for bad debts	299	1,908	581
Loss on debt extinguishment	—	—	1,651
Changes in operating assets and liabilities, net of impact of acquisitions Accounts receivable	1,325	278	(500)
Unbilled accounts receivable	640	299	(765)
Prepaid expenses and other current assets, net	(2,969)	5,474	(7,222)
Other assets	3,550	(1,874)	(87)
Accounts payable	1,783	(1,553)	2,241
Deferred other income and customer deposits	490	(464)	(132)
Accrued expenses and deferred revenue	849	680	(7,970)
Other long-term liabilities	(217)	3,204	936

Net cash provided by operating activities	24,591	21,574	5,977

Cash flows from investing activities:
Purchase of property and equipment	(16,986)	(10,648)	(11,975)
Capitalized software development costs	(471)	—	—
Proceeds from the sale of discontinued operations	56,329	—	—
Cash used for acquisitions, net of cash acquired	—	—	(31,373)
Proceeds from the sale of equipment	—	32	1
Changes in restricted cash position	470	45	13,535

Net cash provided by (used for) investing activities	39,342	(10,571)	(29,812)

Cash flows from financing activities:
Proceeds from exercise of stock options & employee stock purchase plan	1,094	264	1,954
Proceeds from exercise of warrants	—	—	10
Proceeds from notes payable	6,575	10,436	28,881
Repayment of notes payable	(71,855)	(8,997)	(10,114)
Debt issuance costs	(511)	(1,184)	(1,509)
Payments on capital lease obligations	(5,114)	(4,091)	(3,827)

Net cash used for financing activities	(69,811)	(3,572)	15,395

Effect of exchange rate changes on cash and cash equivalents	(36)	(158)	—
Net (decrease) increase in cash and cash equivalents	(5,914)	7,273	(8,440)
Cash and cash equivalents, beginning of year	10,534	3,261	11,701

Cash and cash equivalents, end of year	$4,620	$10,534	$3,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,224	$11,950	$11,397
Cash paid for income taxes	$1,710	$49	$38
Supplemental disclosure of non-cash transactions:
Equipment purchased under capital leases	$10,684	$2,514	$17,652
Issuance of Series A Convertible Preferred Stock in connection with netASPx acquisition	$—	$—	$24,873
Accretion of Preferred Stock	$3,718	$3,350	$2,656

See accompanying notes to consolidated financial statements.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services. Leveraging our set of technologies and subject matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Approximately 1,300 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At July 31, 2010, NaviSite had 10 state-of-the-art data centers in the United States and United Kingdom and a network operations center in India. Substantially all revenue is generated from customers in the United States.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Background

NaviSite commenced operations in 1996 within CMGI, Inc. (currently known as ModusLink Global Solutions, Inc. (“ModusLink”)), our former majority stockholder, to support the networks and host websites of ModusLink, its subsidiaries and several of its affiliated companies. In 1997 we began offering and supplying website-hosting and -management services to companies not affiliated with ModusLink. We were incorporated in Delaware in December 1998. In October 1999 we completed our initial public offering of common stock and remained a majority-owned subsidiary of ModusLink until September 2002, at which time ClearBlue Technologies, Inc. (“CBT”) became our majority stockholder. CBT is no longer our majority stockholder.

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

During fiscal year 2010 we completed two separate asset sales transactions. In February 2010 we sold substantially all of the assets of our netASPx business and in March 2010 we sold the assets associated with two of our primarily co-location data centers.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. We had restricted cash of $1.4 million and $1.8 million as of July 31, 2010, and July 31, 2009, including $0.2 million that is classified as short-term in our consolidated balance sheet as of July 31, 2010, and included in “Prepaid expenses and other current assets.”

At July 31, 2010 and 2009, restricted cash consists of cash-collateral requirements for standby letters of credit associated with several of our facility leases.

(e)	Revenue Recognition

Revenue, net, consists of monthly fees for application-management services, managed-hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net and cost of revenue. Application management, managed-hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years. Installation and up-front fees associated with application management, managed-hosting solutions and co-location services are billed at the time that the installation service is provided and recognized as revenue over the longer of the term of the related contract or the expected customer life. The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the term of the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

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

The adoption of ASU 2009-13 did not have a significant impact during fiscal year 2010.

(f)	Allowance for Doubtful Accounts

We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon management’s estimates of uncollectible amounts based on historical bad debts.

(g)	Concentration of Credit Risk

Our financial instruments include cash, cash equivalents, restricted cash, accounts receivable, obligations under capital leases, debt agreements, derivative instruments, preferred stock, accounts payable and accrued expenses. As of July 31, 2010 and 2009, the carrying value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximated their fair value, as estimated

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The Company notes for purposes of complying with the disclosure requirements of FASB ASC 825, it would be impracticable to accurately determine the fair value of its preferred stock without significant cost to the Company as it does not have the internal expertise to perform these valuations and therefore a third party valuation would be required. See Note 11, Fair Value Measures and Derivative Instruments, for disclosure of the fair value of our debt obligations and derivative instruments.

Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade receivables is limited due to our broad and diverse customer base. No customer accounted for more than 5% of total revenues in fiscal years 2010, 2009 and 2008 or 5% of the total accounts-receivable balance as of July 31, 2010 and 2009.

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

(j)	Capitalized Software Development Costs

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general use. Amortization of capitalized software costs commences once the software is available for general use and is computed based on the straight-line method over the estimated economic life of the software product of three years. Software development costs qualifying for capitalization was $0.5 million for the fiscal year ended July 31, 2010. The expense recognized in fiscal year 2010 was not significant. There were no software development costs incurred in prior years.

(k)	Long-Lived Assets, Goodwill and Other Intangibles

We follow the provisions of FASB ASC 360 “Property, Plant and Equipment” (“ASC 360”). ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of the asset group to the undiscounted future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review the valuation of goodwill in accordance with FASB ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). Under the provisions of ASC 350, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth fiscal quarter of each year. In addition to annual testing, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record additional impairment charges in the future.

(l)	Advertising Costs

We charge advertising costs to expense in the period incurred. Advertising expense for the years ended July 31, 2010, 2009 and 2008, were approximately $0.7 million, $0.7 million and $0.7 million, respectively.

(m)	Income Taxes

Income taxes are accounted for using the asset-and-liability method in accordance with FASB ASC 740 “Income Taxes,” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases and operating-loss and tax-credit carryforwards. Deferred-tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income, if any, in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred-tax assets and liabilities of a change in tax rates is recognized in income in the period in which the rate change is enacted.

(n)	Derivative Financial Instruments

Derivative instruments are recorded as either assets or liabilities and measured at fair value. Changes in fair value are recognized currently in earnings, within “Other income, net,” in our consolidated statements of operations. We utilize interest-rate derivatives to minimize the risk related to rising interest rates on a portion of our floating-rate debt and did not qualify to apply hedge accounting. The interest-rate differentials to be received under such derivatives and the changes in the fair value of the instruments are recognized in Other income, net, each reporting period. The principal objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. We do not use derivatives financial instruments for trading purposes.

(o)	Lease Expense

Lease expense for our real estate leases, which generally have escalating lease payments over their terms, is recorded on a straight-line basis over the lease term, as defined in FASB ASC 840, “Leases.” The difference between the expense recorded in our consolidated statements of operations and the amount paid is recorded as deferred rent and is included in our consolidated balance sheets. We had deferred rent of $5.8 million and $4.4 million as of July 31, 2010 and 2009, respectively. Included in these amounts are long-term deferred rent balances of $5.4 million and $4.3 million as of July 31, 2010 and 2009, respectively, which amounts are included in the “Other long-term liabilities” caption in our consolidated balance sheets.

(p)	Stock-Based Compensation Plans

FASB ASC 718, “Compensation — Stock Compensation,” (“ASC 718”) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) equity instruments of the company or (ii) liabilities that (A) are based on the fair value of the company’s equity instruments or (B) may be settled by the issuance of such equity instruments. ASC 718 eliminates the ability to account for share-based compensation transactions using the intrinsic-value method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. In March 2005 the SEC issued Staff Accounting Bulletin (“SAB”)  No. 107 regarding its interpretation of SFAS 123(R). SAB No. 107 provides the SEC’s views regarding interpretations of ASC 718 in light of certain SEC rules and regulations and provides guidance related to the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of ASC 718 and investors and users of financial statements in analyzing the information provided.

Stock Options

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718 for the fiscal years ended July 31, 2010, 2009, and 2008, respectively, and the allocation of such expense.

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cost of revenue	$865	$1,052	$1,724
Selling and marketing	509	457	710
General and administrative	545	507	903

	$1,919	$2,016	$3,337

The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes Model, (the “Black-Scholes Model”), assuming no expected dividends and the following weighted average assumptions. The weighted average risk-free interest-rate assumption is based on the U.S. Treasury rates as of the month of grant. The expected volatility is based on the historical volatility of our stock price over the expected term of the option. The estimate of the expected life of an option is based on its contractual term and past employee-exercise behavior.

	Years Ended July 31,
	2010	2009	2008

Risk-free interest rate	1.51%	1.67%	3.40%
Expected volatility	104.92%	90.91%	82.65%
Expected life (years)	3.50	2.72	2.50
Weighted average fair value of options granted	$1.57	$0.70	$3.21

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the fiscal years ended July 31, 2010, 2009 and 2008, we estimated that 5% of options granted would be forfeited before the end of the first vesting tranche. Forfeitures after the first vesting tranche are not considered to be material.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects stock-option activity under our equity-incentive plans for the fiscal year ended July 31, 2010.

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(Thousands)

Options outstanding, beginning of year	6,371,203	$3.58
Granted	1,889,145	$2.26
Exercised	(400,280)	$1.53
Forfeited or Expired	(1,211,574)	$4.56

Options outstanding, July 31, 2010	6,648,494	$3.15	6.24	$3,658

Options exercisable, July 31, 2010	4,918,308	$3.41	5.16	$2,611

The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2010, 2009 and 2008, was approximately $0.3 million, $0.1 million and $3.0 million, respectively.

As of July 31, 2010, unrecognized stock-based compensation related to stock options was approximately $4.0 million. This cost is expected to be expensed over a weighted average period of 2.81 years.

Restricted Stock

Restricted stock is shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period.

The following table summarizes stock-based compensation expense related to restricted stock under ASC 718 for the fiscal years ended July 31, 2010, 2009, and 2008, and the allocation of such expense.

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cost of revenue	$30	$129	$3
Selling and marketing	129	66	2
General and administrative	690	773	898

	$849	$968	$903

The fair value of restricted stock is based on the market price of our common stock on the grant date. The total grant-date fair value of restricted stock that vested during the fiscal years ended July 31, 2010 and 2009, was approximately $0.7 million and $0.8 million, respectively. As of July 31, 2010, there was approximately $1.5 million of total unrecognized compensation expense related to restricted stock to be recognized over a weighted average period of 4.17 years.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-compensation expense for the ESPP is recognized over the offering period. Each offering period consists of six months.

The following table summarizes stock-based compensation expense related to the ESPP under ASC 718 for the fiscal years ended July 31, 2010, 2009 and 2008, and the allocation of such expense.

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cost of revenue	$128	$93	$67
Selling and marketing	44	34	34
General and administrative	62	31	29

	$234	$158	$130

We issued 359,803 and 433,901 shares of common stock under the ESPP in fiscal years ended July 31, 2010 and 2009, respectively. As of July 31, 2010, there was approximately $85,000 of unrecognized compensation expense related to the offering periods in progress at July 31, 2010. The expense is to be recognized over a period of five months.

(q)	Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and diluted common-equivalent shares outstanding during the period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.

The following table sets forth common-stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Years Ended July 31,
	2010	2009	2008

Common-stock options	685,389	105,765	1,943,861
Common-stock warrants	1,195,184	1,188,783	1,197,992
Restricted stock	87,082	134,222	151,604
Series A convertible preferred stock	4,155,003	3,724,844	3,356,202
ESPP	—	—	28,119

Total	6,122,658	5,153,614	6,677,778

(r)  Segment Reporting

We currently operate in one segment, managed-IT services. Our chief operating decision-maker reviews financial information at a consolidated level.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product and Services Data:

We derive our revenue from managed-IT services, professional services, and America’s Job Exchange, our employment-services website (“AJE”). The following is a summary of revenue for the years ended July 31, 2010, 2009 and 2008:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Managed-IT services	$121,449	$118,559	$112,341
Professional services	2,416	5,288	19,480
AJE	2,282	1,532	313

Total revenue	$126,147	$125,379	$132,134

Geographic Data

Total assets located outside of the United States were 5% and 10% of total assets as of July 31, 2010 and 2009, respectively. Long-lived assets located outside of the United States were 2% and 9% of total long-lived assets at July 31, 2010 and 2009, respectively, or $2.2 million and $11.9 million.

Revenue for the years ended July 31, 2010, 2009 and 2008 from customers located in the United Kingdom, was 11%, 11% and 9%, respectively, of total revenue after taking into consideration the impact of discontinued operations in all three years. In the following table, revenue is determined based on the contracting location:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

United States	$112,640	$111,436	$120,340
All other	13,507	13,943	11,794

Total revenue	$126,147	$125,379	$132,134

Other than the United States and the United Kingdom, no individual country represented greater than 10% of total revenues in any year.

(s)  Recent Accounting Pronouncements

Effective August 1, 2009, we adopted ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends FASB ASC “Topic 605,” “Revenue Recognition.” ASU 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective for us on August 1, 2010; however, we have elected to early adopt as permitted by the guidance. As such, we have prospectively applied the provisions of ASU 2009-13 to all revenue arrangements entered into or materially modified after August 1, 2009. During fiscal year ending July 31, 2010 the adoption of ASU 2009-13 did not have a significant impact.

In November 2008 the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective August 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into “Topic 350” — “Intangibles — Goodwill and Other” (“FASB ASC 350”) in the FASB ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the estimated useful life of a recognized intangible asset and requires enhanced related disclosures. FASB ASC 350 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on August 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position or results of operations as we did not acquire any intangible assets during fiscal year 2010.

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

(t)  Foreign Currency

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

(3)	Reclassifications

Certain fiscal-year 2009 and 2008 amounts have been reclassified to conform to the fiscal-year 2010 financial-statement presentation. During fiscal year 2010, the historical results of operations for our netASPx business and the two co-location data centers sold during fiscal year 2010 have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations.

(4)	Subsequent Event

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Discontinued Operations

On February 19, 2010, we entered into an Asset Purchase Agreement (the “February 2010 Asset Purchase Agreement”) with Velocity Technology Solutions II, Inc. (“Velocity”), pursuant to which we sold substantially all of the assets related to our netASPx business, which is composed solely of the Lawson and Kronos application management and consulting business and the application management of and consulting with respect to ancillary software applications which provide additional functionality, features and/or benefits to the extent such ancillary software applications are used in conjunction with Lawson and/or Kronos applications.

The purchase price for the assets sold was $56.0 million and is subject to further adjustment pursuant to adjustments set forth in the February 2010 Asset Purchase Agreement. Velocity also assumed certain liabilities, including accounts payable, customer credits and liabilities with respect to certain agreements assumed. The sale resulted in a gain of $18.8 million on disposal of the discontinued operations. The gain was primarily comprised of $53.7 million in net cash proceeds inclusive of a working capital adjustment, and estimated realizable portion of certain escrow funds, net of transaction costs, offset by net tangible assets of the business of $6.4 million and write-off of specific goodwill and intangible assets attributable to the netASPx business of $17.6 million and $10.9 million, respectively. On August 18, 2010, we received notice from Velocity that they were making a claim against the February 2010 Asset Purchase Agreement and instructed the escrow agent to withhold distribution of the $4.0 million held in escrow until such claim is resolved. We believe that this claim is without merit and intend to vigorously defend against the claim.

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

Under both the February 2010 Asset Purchase Agreement and the March 2010 Asset Purchase Agreement, as of July 31, 2010, we remain liable for up to $26.2 million, subject to the new tenants defaulting on the leases. Under certain defined conditions, such obligation may be removed in the future. There was no default by the new tenant as of July 31, 2010.

In accordance with ASC 205-20, “Discontinued Operations”, both the netASPx business and the two data center operations have been reflected as discontinued operations for all periods presented in the Company’s consolidated statements of operations. Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales. Operating results related to these discontinued operations for the fiscal years ended July 31, 2010, 2009 and 2008 were as follows (in thousands):

	July 31,	July 31,	July 31,
	2010	2009	2008

Revenue	$14,334	$27,293	$22,745
Cost of revenue	12,501	21,223	16,086

Gross profit	1,833	6,070	6,659
Operating expenses	1,069	1,325	1,446
Interest expense	3,427	5,523	4,273

Income (loss) from discontinued operations before income taxes	(2,663)	(778)	940
Income taxes	(941)	(654)	(682)

Income (loss) from discontinued operations, as reported	$(3,604)	$(1,432)	$258

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense has been allocated to discontinued operations based upon the net amount of debt repaid as a result of the asset sales using the interest rate in effect during the reported periods.

The Company has elected not to reflect the discontinued operations separately within the consolidated statements of cash flows. As of July 31, 2010, all assets and liabilities related to these discontinued operations were eliminated from our balance sheet. The following is a summary of the financial position of these discontinued operations as of July 31, 2009:

July 31,
2009
(In thousands)

Current assets	$3,860
Property and equipment, net	3,851
Other long term assets	31,636

Total assets	$39,347

Current liabilities	2,872
Non-current liabilities	1,661

Total liabilities	$4,533

Net assets of discontinued operations	$34,814

(6)	Property and Equipment

Property and equipment consisted of the following:

	July 31,
	2010	2009
	(In thousands)

Office furniture and equipment	$4,085	$4,208
Computer equipment	89,969	75,766
Software licenses	17,289	15,798
Leasehold improvements	14,068	25,838

	125,411	121,610
Less: Accumulated depreciation and amortization	(95,497)	(89,562)

Property and equipment, net	$29,914	$32,048

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment held under capital leases, which are classified primarily as computer equipment and leasehold improvements above, was as follows:

	July 31,
	2010	2009
	(In thousands)

Computer equipment	$29,699	$20,637
Leasehold improvements	—	12,119

Total cost	$29,699	$32,756
Accumulated depreciation and amortization	(16,466)	(15,324)

	$13,233	$17,432

The estimated useful lives of assets held under capital leases in circumstances in which the lease does not transfer ownership of the property by the end of the lease term or contains a bargain purchase option are determined in a manner consistent with our normal depreciation policy except that the period of amortization is the lease term.

During fiscal year ended July 31, 2010, we signed a lease amendment to shorten the lease term on one of our data centers from 10-years to 7-years which resulted in a change in the accounting treatment for this lease from a capital lease to an operating lease. As a result of this lease amendment, our capital lease obligations were reduced by $10.5 million and the corresponding leasehold improvement balances declined $9.4 million from the reported balances as of July 31, 2009. See additional discussion regarding this matter in footnote 17, Related-Party Transactions.

During fiscal year ended July 31, 2010, we sold assets associated with three data centers thereby reducing property and equipment, net by $3.6 million. See additional discussion regarding the sale of these data centers in footnote 5, Discontinued Operations.

(7)	Intangible Assets

Intangible assets, net, consist of the following:

	July 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$29,812	$(24,667)	$5,145
Customer-contract backlog	3,400	(3,400)	—
Developed technology	3,140	(2,046)	1,094
Vendor contracts	700	(700)	—
Trademarks	670	(332)	338
Non-compete agreements	206	(204)	2

Intangible assets, net	$37,928	$(31,349)	$6,579

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer lists	$39,392	$(26,498)	$12,894
Customer-contract backlog	14,600	(7,619)	6,981
Developed technology	3,140	(1,506)	1,634
Vendor contracts	700	(637)	63
Trademarks	670	(220)	450
Non-compete agreements	206	(135)	71

Intangible assets, net	$58,708	$(36,615)	$22,093

Intangible-asset amortization expense for the years ended July 31, 2010, 2009 and 2008, aggregated $4.6 million, $7.2 million and $7.9 million, respectively. During fiscal years 2010 and 2009, we adjusted the intangible assets and accumulated amortization by $1.6 million and $0.3 million, respectively, to reflect the disposal of acquired intangibles in each year. Excluding the intangible-asset amortization expense related to discontinued operation, intangible-asset amortization expense for the years ended July 31, 2010, 2009 and 2008 aggregated $2.7 million, $3.8 million and $4.9 million, respectively. In February 2010, we sold substantially all of the assets related to our netASPx business, which resulted in an adjustment to our reported intangibles assets of approximately $10.9 million. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

Amortization expense related to intangible assets for the next five years is as follows:

Year Ending July 31,
(In thousands)

2011	$2,538
2012	$2,393
2013	$903
2014	$726
2015	$19

(8)	Goodwill

The following table details the carrying amount of goodwill for the fiscal years ended July 31:

	2010	2009	2008
	(In thousands)

Goodwill as of August 1	$66,566	$66,683	$43,159
Acquired goodwill	—	—	23,524
Adjustments to goodwill	(20,377)	(117)	—

Goodwill as of July 31	$46,189	$66,566	$66,683

Goodwill acquired during the fiscal year ended July 31, 2008, was related to our acquisitions of Jupiter, Alabanza, netASPx and iCommerce. Goodwill was adjusted during fiscal year 2009, reflecting the finalization of purchase-accounting reserves made within one year of the acquisition date. During the fiscal year ended July 31, 2010, we sold substantially all of the assets related to our netASPx business and two co-location data centers, which resulted in a reduction of our reported goodwill of approximately $17.6 million and $2.8 million, respectively.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued Expenses

Accrued expenses consist of the following:

	July 31,
	2010	2009
	(In thousands)

Accrued payroll, benefits and commissions	$4,359	$4,086
Accrued legal	151	636
Accrued accounts payable	4,965	2,408
Accrued sales, use, property and miscellaneous taxes	990	421
Accrued other	1,748	2,271

	$12,213	$9,822

(10)	Debt

Debt consists of the following:

	July 31,	July 31,
	2010	2009
	(In thousands)

Total term loan	$49,152	$106,700
Other debt	4,024	10,057

Total debt	53,176	116,757
Less current portion, term loan, revolver and other debt	4,150	10,603

Long-term term loan	$49,026	$106,154

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

Amounts outstanding under the initial Credit Agreement bore interest at either (a) the LIBOR rate plus 3.5% or, at our option, (b) the Base Rate, as defined in the Credit Agreement, plus the Federal Funds Effective

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rate plus 0.5%. Upon the attainment of a Consolidated Leverage Ratio, as defined, of no greater than 3:1, the interest rate under the LIBOR option can decrease to LIBOR plus 3.0%. Interest becomes due and is payable quarterly in arrears. The Credit Agreement requires us to maintain interest-rate cap to minimize exposure to interest-rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan. See Note 11.

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

In September 2007 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided us with an incremental $20.0 million in term-loan borrowings and amended the rate of interest to LIBOR plus 4.0%, with a step-down to LIBOR plus 3.5% upon attainment of a 3:1 leverage ratio. All other terms of the Credit Agreement remained substantially the same. We recorded a loss on debt extinguishment of approximately $1.7 million for the six months ended January 31, 2008, to reflect this extinguishment of the Credit Agreement, in accordance with FASB ASC 470-50 “Debt — Modifications and Extinguishments.”

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to all leases for any period of 12 months and (iii) increased the rate of interest to either (x) LIBOR plus 5.0% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 4.0%.

At July 31, 2008, we were not in compliance with our financial covenants of leverage, fixed charges and annual capital expenditures. In October 2008 we entered into Amendment, Waiver and Consent Agreement No. 5 to the Amended Credit Agreement (the “October Amendment”), which waived these violations as of July 31, 2008. In addition, the October Amendment (i) increased the rate of interest to either (x) LIBOR plus 6% or (y) the Base Rate, as defined in the Amended Credit Agreement, plus 5%, (ii) added a 2% accruing PIK interest until the leverage ratio has been lowered to 3:1, (iii) changed the excess cash flow sweep to 75% to be performed quarterly, (iv) required certain settlement and asset sale proceeds to be used for debt repayment, (v) modified certain financial covenants for future periods, and (vi) required a payment to the lenders of 3% the outstanding term and revolving loans if a leverage ratio of 3:1 is not achieved by January 31, 2010.

In February 2010 we entered into Amendment, Waiver and Consent Agreement No. 7 (“Amendment No. 7”). Amendment No. 7 provided for certain required waivers with respect to the security interest in the assets of netASPx transferred post sale and modified the definition of fixed charges to exclude certain prior capital expenditures related to the netASPx business and other contemplated asset sales as well as excluded from our third quarter fixed charge covenant calculation and the purchase of capital equipment to support a recent new customer contract.

In April 2010, we entered into Amendment and Consent Agreement No. 8 (“Amendment No. 8”). Amendment No. 8, among other things, (i) reduced the Revolver to $9.0 million and provides for a further reduction of the Revolver to $8.0 million upon the occurrence of certain asset sales, (ii) increased the commitment fee from 0.50% to 0.75%, (iii) changed the excess cash flow sweep to be performed on a semi-annual basis, (iv) modified the amount of asset-sale proceeds to be used for debt repayment, (v) added a prepayment premium to be paid in connection with certain mandatory prepayments in an amount equal to (x) 0.75% (if prepayment is made on or prior to September 30, 2010) and (y) 0.50% (if prepayment is made after September 30, 2010 and on or prior to April 30, 2011) of the aggregate principal amount of the loans repaid plus the amount of the revolving commitments terminated, (vi) modified certain financial covenants for future periods and (vii) added two new financial covenants related to minimum EBITDA and minimum liquidity.

At July 31, 2010, $53.2 million was outstanding under the Amended Credit Agreement, of which $4.0 million was outstanding under the Revolver. We were in compliance with the covenants under the Credit Agreement, as amended, as of July 31, 2010.

(b)  Term Loans and Revolving Credit Facilities

In April 2006 we entered into a senior secured term loan and senior secured revolving-credit facility, (the “Silver Point Debt”) with Silver Point Finance, LLC and its affiliates (“Silver Point”). The term loan consisted of a five-year single-draw term loan in the aggregate amount of $70 million.

In connection with the Silver Point borrowing, we issued two warrants to purchase an aggregate amount of 3,514,933 shares of our common stock at an exercise price of $0.01 per share. These warrants will expire on April 11, 2016. The warrants were valued using the Black-Scholes Model and were recorded in our consolidated balance sheet as a discount to the loan amount of $9.1 million at inception and were being amortized into interest expense over the five-year term of the credit facility.

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

The Silver Point Debt was paid in full in June 2007, as discussed above in clause (a).

(c)  Notes Payable to the AppliedTheory Estate

As part of Clearblue Technologies Management, Inc.’s acquisition of certain AppliedTheory assets, Clearblue Technologies Management, Inc. made and issued two unsecured promissory notes totaling $6.0 million (the “Estate Liability”) due to the AppliedTheory estate in June 2006. The Estate Liability bore interest at 8% per annum, which is due and payable annually. In July 2006 we reached agreement with the secured creditors of AppliedTheory to settle certain claims against the estate of AppliedTheory and repay the outstanding notes including accrued interest for approximately $5.0 million. At July 31, 2007, we had approximately $0.5 million in accrued interest related to these notes. In June 2008 the settlement agreement was approved by the bankruptcy court, the $5.0 million was released from escrow and we recognized a gain on the settlement of $1.6 million. Clearblue Technologies Management, Inc., a former subsidiary of CBT, was purchased by Navisite, Inc. in December 2002.

(11)	Fair Value Measures and Derivative Instruments

In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, (see Note 10), we purchased an interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of July 31, 2010 and 2009, the fair value of these interest-rate derivatives (representing a notional amount of approximately $47.8 million and $55.8 million at July 31, 2010 and 2009, respectively) was approximately $8,000 and $93,000, respectively, which is included in “Other Assets” in our consolidated balance sheets. The change in fair value during fiscal year 2010 of approximately $85,000 was charged to Other income, net, during the fiscal year ended July 31, 2010.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of derivative financial instruments.  Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized currently in earnings. We have utilized interest-rate derivatives to mitigate the risk of rising interest rates on a portion of our floating-rate debt and have not qualified for hedge accounting. The interest-rate differentials to be received under such derivatives are recognized as adjustments to interest expense, and the changes in the fair value of the instruments is recognized over the life of the agreements as Other income (expense), net. The principal objectives of the derivative instruments are to minimize the risks associated with financing activities. We do not use derivative financial instruments for trading purposes.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives are required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of July 31, 2010 and 2009 are as follows:

	Level 1	Level 2	Level 3	Total

Interest-rate derivatives as of July 31, 2010	—	$8,000	—	$8,000

Interest-rate derivatives as of July 31, 2009	—	$93,000	—	$93,000

Interest-rate derivatives.  The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the fiscal years ended July 31, 2010, 2009 and 2008, was a loss of approximately $85,000, $73,000 and $91,000, respectively.

Fair value of non-derivative financial instruments.  Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 820, “Fair Value Measurements and Disclosures.” The fair value of the term loan was determined using current trading prices obtained from indicative market data on the term debt.

A summary of the estimated fair value of our financial instruments as of July 31, 2010 and 2009 follows (in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Term loan — short term	$126	$121	$546	$368
Term loan — long term	49,026	47,065	106,154	71,654

Total term loan	$49,152	$47,186	$106,700	$72,022
Revolver	$4,024	$3,742	$10,018	$6,261

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingencies

Minimum annual rental commitments under operating leases and other commitments are, as of July 31, 2010, as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)

Short/long-term debt	$53,176	$4,150	$505	$48,521	$—	$—	$—
Interest on debt(a)	13,032	4,562	4,533	3,937	—	—	—
Capital leases	9,194	5,484	3,340	370	—	—	—
Operating leases(b)	9,692	2,046	2,107	2,170	2,235	1,134	—
Bandwidth commitments	1,135	684	318	122	11	—	—
Property leases(b)(c)	60,058	7,802	7,651	7,616	7,611	7,688	21,690

	$146,287	$24,728	$18,454	$62,736	$9,857	$8,822	$21,690

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%, as this is the minimum interest required under our credit agreement.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of July 31, 2010.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

Total bandwidth expense for bandwidth commitments was $4.2 million, $4.4 million, and $5.6 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

Total rent expense for property leases was $10.8 million, $11.2 million and $11.1 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At July 31, 2010, restricted cash of approximately $1.4 million related to these lease agreements consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value.

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

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. Two appellants filed opening briefs, and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). Appellees’ responding brief is due to be filed no later than February 3, 2011. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.

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

The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. We do not expect that this claim will have a material impact on our financial position or results of operations.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes

Total income tax expense (benefit) from continuing operations for the years ended July 31, 2010, July 31, 2009, and July 31, 2008, consisted of the following:

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
					(In thousands)

Federal	$(406)	$915	$509	$—	$920	$920	$—	$912	$912
Foreign	111	(109)	2	—	—	—	—	(78)	(78)
State	(76)	320	244	—	321	321	—	318	318

	$(371)	$1,126	$755	$—	$1,241	$1,241	$—	$1,152	$1,152

The actual tax expense from continuing operations for the years ended July 31, 2010, July 31, 2009, and July 31, 2008, differs from the expected tax expense for the three years as follows:

	2010	2009	2008
	(In thousands)

Computed “expected” tax expense (benefit)	$(905)	$(4,229)	$(2,649)
State taxes, net of federal income tax benefit	160	212	210
Losses not benefited	1,500	5,258	3,591

Total	$755	$1,241	$1,152

Total income tax expense (benefit) from discontinued operations for the year 2010 consists of $2.2 million in current tax expenses and a $1.3 million deferred tax benefit. The tax expenses primarily relate to state tax liabilities for the gain-on-sale of netASPx, Inc., CBT/San Francisco, Inc., and CBT/Vienna, Inc. in 2010. The tax benefit results from the reversal of the deferred tax liability that had been recorded for the tax amortization of netASPx goodwill. Deferred tax expense of $0.7 million which relates to tax goodwill amortization from the acquisition of netASPx was recorded in both fiscal 2009 and 2008.

Temporary differences between the financial statement carrying and tax bases of assets and liabilities that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following:

	2010	2009
	(In thousands)

Deferred tax assets:
Accruals and reserves	$14,014	$12,960
Loss carryforwards	61,072	73,116
Depreciation and amortization	12,524	12,021
Tax Credits	109	—

Total deferred tax assets	$87,719	$98,097
Less: Valuation allowance	(87,610)	(98,097)

	$109	—

Deferred tax liabilities:
Amortization of tax goodwill	$(7,391)	$(7,492)

Net deferred assets/(liabilities)	$(7,282)	$(7,492)

The valuation allowance decreased by $10.5 million and increased $2.6 million for the years ended July 31, 2010 and 2009, respectively.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the exception of $0.1 million relating to an Indian alternative minimum tax credit, the Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

The Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code in September 2007. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. As a result of this change in ownership, the Company’s net operating losses incurred prior to the change date are subject to an annual limitation of $10.7 million. The annual limitation is increased as a result of built-in-gain recognized within five years from the date of the ownership change. As a result of a previous change in ownership that occurred in September 2002, the utilization of the Company’s federal and state tax net operating losses generated prior to this 2002 change is subject to an annual limitation of approximately $1.2 million. As a result, the Company expects that a substantial portion of its federal and state net operating loss carryforwards generated prior to September 2002 will expire unused.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $154.2 million, after taking into consideration net operating losses expected to expire unused due to the ownership change that occurred in September 2002. The federal net operating loss carryforwards will expire from fiscal year 2015 to fiscal year 2029 and the state net operating loss carryforwards will expire from fiscal year 2012 to fiscal year 2029. The utilization of these net operating loss carryforwards may be further limited if the Company experiences additional ownership changes as defined in Section 382 of the Internal Revenue Code, as described above, in future years. In addition, the Company has $4.6 million of foreign net operating loss carryforwards that may be carried forward indefinitely.

As of July 31, 2010, the Company has not provided for US deferred income taxes on the undistributed earnings of approximately $0.6 million for its non-US subsidiaries since these earnings are to be reinvested indefinitely. Taxes on such undistributed earnings are immaterial.

The Company’s subsidiary in India benefits from certain tax incentives provided to software and technology firms under Indian tax laws. These incentives presently include an exemption from payment of Indian corporate income taxes for a period of ten consecutive years of operation of software development facilities designated as “Software Technology Parks” (the STP Tax Holiday). The tax holiday for the Company’s Indian subsidiary under STP will expire by March 2011.

The Company currently files income tax returns in the US, the UK, and India which are subject to audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to US federal and state income tax examinations for the fiscal years 2007 through 2009. Prior tax years remain open to the extent of net operating loss carryforwards utilized. We remain subject to UK income tax examinations for the year 2009 and to India income tax examinations for the years 2004 to 2009. One state income tax examination was concluded in 2010. This state audit resulted in no additional income tax due.

(14)	Stockholders’ Equity

Issuance of Common Stock

In April 2006 we entered into a senior secured term loan and senior secured revolving-credit facility with Silver Point to repay certain maturing debt and increase borrowing available for corporate purposes. In connection with this facility, we issued two warrants to purchase an aggregate of 3,514,933 shares of our common stock at an exercise price of $0.01 per share. The warrants will expire in April 2016. The warrants were valued using the Black-Scholes Model and recorded in our consolidated balance sheet as a discount to the loan amount, based on a determined fair value of $9.1 million. In February 2007, in connection with the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SP Amendment, we issued warrants to purchase an aggregate of 415,203 shares of our common stock at an exercise price of $0.01 per share. The warrants will expire in February 2017. The warrants were valued using the Black-Scholes Model and recorded in our consolidated balance sheet as a discount to the loan amount, based on a determined fair value of $2.2 million. During the years ended July 31, 2008 and 2007, Silver Point exercised 999,500 and 1,730,505 warrants, respectively, to purchase shares of our common stock. At July 31, 2010, the remaining outstanding warrants were 1,200,131.

In June 2007 the remaining unamortized value of the warrants was charged to income in connection with our repayment of the debt and included in Loss on Debt Extinguishment in our consolidated statement of operations for the fiscal year ended July 31, 2007.

Redeemable Preferred Stock

In connection with the acquisition of netASPx, we issued 3,125,000 shares of the Preferred Stock. The Preferred Stock was initially recorded at its fair value at the date of issue of $24.9 million. The Preferred Stock currently accrues PIK dividends at 12% per annum. During the 12 months ended July 31, 2010 and 2009, we issued 459,919 and 344,560 shares of Preferred Stock dividends, respectively. The Company accounts for the accretion of changes in redemption value of the preferred stock from the date of issuance. The carrying amount at each balance sheet date includes amounts representing PIK dividends not currently declared or issued but which may be payable under the redemption features.

The Preferred Stock is convertible into our common stock, at any time, at the option of the holder, at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments. The Preferred Stock carries customary liquidation preferences providing it preference to common shareholders in the event of a liquidation, subject to certain limitations. We can redeem the Preferred Stock in cash at any time at $8.00 per share, plus accrued but unpaid PIK dividends thereon. On or after August 2013, the Preferred Stock is redeemable in cash at the option of the holders at the then-applicable redemption price. For matters that require stockholder approval, the holders of the Preferred Stock are entitled to vote as one class together with the holders of common stock on an “as-converted” basis.

(15)	Stock-Option Plans and Restricted Stock Awards

(a)  NaviSite 1998 Equity Incentive Plan

In December 1998 our board of directors and stockholders approved the 1998 Equity Incentive Plan, as amended (the “1998 Plan”). Under the 1998 Plan nonqualified stock options or incentive stock options may be granted to our or our affiliates’ employees, directors, and consultants, as defined, up to a maximum number of shares of our common stock not to exceed 1,000,000 shares. Our board of directors administers this plan, selects the individuals who are eligible to be granted options under the 1998 Plan and determines the number of shares and exercise price of each option. The chief executive officer, upon authority granted by the board of directors, is authorized to approve the grant of options to purchase common stock under the 1998 Plan to certain persons. Options are granted at fair market value. The majority of the outstanding options under the 1998 Plan had a ten-year maximum term and vested over a one-year period, with 50% vesting on the date of the grant and the remaining 50% vesting monthly over the following 12 months. On December 9, 2003, our stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”), and since that date no additional options have been granted under the 1998 Plan.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects activity and historical exercise prices of stock options under our 1998 Plan for the three years ended July 31, 2010, 2009, and 2008, respectively:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	120,000	$2.55	120,000	$2.55	120,066	$2.55
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Cancelled	—	$—	—	$—	(66)	$3.30

Options outstanding, end of year	120,000	$2.55	120,000	$2.55	120,000	$2.55

Options exercisable, end of year	120,000	$2.55	120,000	$2.55	120,000	$2.55

Options available for grant, end of year	—		—		—

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.01 - 2.55	120,000	2.94	$2.55	120,000	$2.55

	120,000			120,000

(b)  NaviSite 2003 Stock Incentive Plan

On July 10 and December 9, 2003, respectively, the 2003 Plan was approved by our board of directors and stockholders. The 2003 Plan provides that stock options or restricted-stock awards may be granted to employees, officers, directors, consultants and advisors of the Company (or any present or future parent or subsidiary corporations and any other business venture (including, without limitation, a joint venture or limited-liability company) in which the Company has a controlling interest, as determined by our board of directors). On January 27, 2006, our board of directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares authorized under the 2003 Plan to 11,800,000 shares. This amendment was deemed effective on February 23, 2006. On July 31, 2010, there were 11,800,000 shares authorized under the 2003 Plan.

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

As of July 31, 2010, stock options to purchase 6,526,162 shares of common stock at a weighted average exercise price of $3.15 per share were outstanding under the 2003 Plan. For our employees the options are exercisable as to 25% of the original number of shares on the six-month (180th day) anniversary of the option

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holder’s grant date and thereafter in equal amounts monthly over the three-year period commencing on the six-month anniversary of the option holder’s grant date. Options granted under the 2003 Plan have a maximum term of ten years.

The following table reflects activity and historical exercise prices of stock options under the 2003 Plan for the three years ended July 31, 2010, 2009 and 2008, respectively:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	6,248,538	$3.55	6,599,500	$3.92	6,533,189	$3.59
Granted	1,889,145	$2.26	867,225	$1.33	2,002,500	$6.27
Exercised	(400,280)	$1.53	(85,701)	$1.55	(597,732)	$2.91
Cancelled	(1,211,241)	$4.34	(1,132,486)	$4.15	(1,338,457)	$6.28

Options outstanding, end of year	6,526,162	$3.15	6,248,538	$3.55	6,599,500	$3.92

Options exercisable, end of year	4,795,976	$3.41	4,941,584	$3.53	4,635,450	$3.46

Options available for grant, end of year	724,933		1,450,862		2,095,412

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$0.26 - 1.45	762,846	7.09	$1.16	539,179	$1.24
$1.46 - 1.48	108,625	5.52	$1.48	108,625	$1.48
$1.49 - 1.58	866,006	4.71	$1.58	860,838	$1.58
$1.59 - 2.38	679,665	8.31	$2.01	304,329	$2.04
$2.39 - 2.44	89,000	4.97	$2.44	80,000	$2.44
$2.44 - 2.48	674,500	9.87	$2.48	—	$0
$2.49 - 2.85	723,812	4.92	$2.59	547,206	$2.56
$2.86 - 4.00	785,088	7.13	$3.61	584,463	$3.71
$4.01 - 5.28	418,769	5.42	$4.41	400,532	$4.42
$5.29 - 10.81	1,417,851	4.85	$5.89	1,370,804	$5.85

	6,526,162			4,795,976

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Issued under the 2003 Plan

The following table reflects restricted stock activity under our equity-incentive plans for the fiscal year ended July 31, 2010.

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Restricted stock outstanding, beginning of year	1,122,110	$3.27
Granted	63,000	$1.97
Vested	(233,986)	$3.00
Forfeited	(11,630)	$3.73

Restricted stock outstanding, July 31, 2010	939,494	$3.24

In each of December 2009 and December 2008 we granted 15,750 shares of restricted stock to each of our non-employee members of our board of directors (for a total of 63,000) under the 2003 Plan. The December 2009 and December 2008 grants had weighted average grant date fair values of $1.97 per share and $0.37 per share, respectively. These shares of restricted stock carry restrictions as to resale that lapse with time over the 12-month period beginning with the date of grant, so long as such member of our board of directors serves on our board as of each such vesting date. The grant-date fair value of the shares of restricted stock was determined based on the market price of our common stock on the date of grant.

In April 2009 we granted 200,000 shares of restricted stock to a certain executive under the 2003 Plan at a weighted average grant date fair value of $0.44. These shares of restricted stock carry restrictions as to resale that lapse over time as to 25% of the original number of shares on the six-month anniversary of the grant date and, thereafter, in equal amounts monthly over the three-year period commencing on the six-month anniversary of the grant date, so long as the holder is employed on each such vesting date.

In August 2008 we granted approximately 0.8 million shares of restricted stock to certain executives under the 2003 Plan at a weighted average grant date fair value of $3.29 per share. The grant-date fair value of the shares of restricted stock was determined using Monte Carlo simulations allowing for the incorporation of market-based hurdles. These shares are subject to certain vesting criteria: (i) for the first third of the shares, 50% vests upon our exceeding a market capitalization of $182,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter, (ii) for the second third of the shares, 50% vests upon our exceeding a market capitalization of $232,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter and (iii) for the final third of the shares, 50% vests upon our exceeding a market capitalization of $282,330,695 for 20 consecutive trading days, and the remaining 50% of such one third vests on the one-year anniversary thereafter. A participant will only vest in such shares if he or she is employed by us on a vesting date. If the vesting criteria is not met by the 10th anniversary of the grant date, all unvested shares shall automatically be forfeited to the Company. Compensation expense is being recognized over the derived service period.

In July 2008 we granted approximately 148,750 shares of restricted stock to employees under the 2003 Plan at a weighted average grant date fair value of $3.73 per share. These shares carry restrictions that lapse as the employees provide service, as to 25% of the shares, on the six-month anniversary of the grant date and, as to the remainder, in six equal installments every six months thereafter. The grant-date fair value of the shares of restricted stock was determined based on the market price of our common stock on the date of grant.

In April 2008 we granted approximately 221,640 shares of restricted stock to certain executives under the 2003 Plan at a weighted average grant date fair value of $7.93 per share. These shares carry restrictions that lapse as the employees provide service, as to one-third of the shares per annum, on each of the first, second and third anniversaries of the date of grant. With respect to 0.1 million of the shares of restricted stock, the

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions could have lapsed on an earlier date, as to 100% of the shares, if we achieved certain revenue and EBITDA targets for our 2008 fiscal year. We did not achieve these targets, and therefore no acceleration with respect to these shares occurred. The grant-date fair value of the shares of restricted stock was determined based on the market price of our common stock on the date of grant.

(c)  Other Stock-Option Grants

At July 31, 2010, we had 2,332 outstanding stock options issued outside of existing plans to certain former directors at an average exercise price of $38.98. These stock options were fully vested on the grant date and have a contractual life of 10 years. The remaining average contractual life is .46 years.

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

On November 8, 2007, our board of directors approved an amendment and restatement of the ESPP to increase the number of shares reserved for issuance under the ESPP from 16,666 shares, as adjusted, to 516,666 shares. This amendment and restatement was approved by the stockholders on December 12, 2007. On July 2, 2009, our board of directors approved an amendment of the ESPP to increase the number of shares reserved for issuance under the ESPP to 1,116,666 shares. This amendment was approved by the stockholders on December 15, 2009.

Under the ESPP, employees who elect to participate instruct the Company to withhold a specified amount through payroll deductions during the offering period of six months. On the last business day of each offering period, the amount withheld is used to purchase our common stock at an exercise price equal to 85% of the lower of the market price on the first or last business day of the offering period. We issued 359,803, 433,901 and 66,074 shares in fiscal years 2010, 2009 and 2008, respectively. As of July 31, 2010, there were 240,231 shares available for future grant under the ESPP.

(16)	Restructuring Charge

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

As of July 31, 2009, there were no further obligations. The initial restructuring charge was adjusted during fiscal year 2009 to reflect the reduction of future payments of $87,000 due under this plan.

NAVISITE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Related-Party Transactions

We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the fiscal years ended July 31, 2010, 2009 and 2008, we generated revenues of approximately $141,000, $113,000 and $251,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our consolidated statements of operations. The accounts receivable balances at July 31, 2010 and 2009, related to this related party were not significant.

In fiscal years 2010, 2009 and 2008, we performed professional and hosting services for a company whose chief executive officer is related to our former chief executive officer. For the fiscal years ended July 31, 2010, 2009 and 2008, revenue generated from this company was approximately $162,000, $233,000 and $121,000, respectively, which amounts are included in “Revenue, related parties,” in our consolidated statements of operations. At July 31, 2010 and 2009, we had approximately $39,000 and $70,000, respectively, of accounts receivable outstanding for this related party.

On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease had an original 10-year term. NaviSite Europe Limited and the Company are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. During fiscal years 2010, 2009 and 2008, we paid $2.5 million, $2.4 million and $1.7 million, respectively, under these arrangements. On January 29, 2010, the Lease was amended to shorten the term from 10-years to 7-years and certain of our termination rights were removed. The lease term modification changed the accounting treatment for this lease from a capital lease to an operating lease. The capital lease obligation was reduced by $10.5 million; the corresponding leasehold improvement balance declined $9.4 million from the reported balances as of July 31, 2009 and we recorded $1.1 million of deferred income associated with the transaction to be recognized straightline as future reductions in rent expense over the remaining lease term. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.

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

Under date of October 22, 2010, we reported on the consolidated balance sheets of NaviSite, Inc. and subsidiaries as of July 31, 2010 and 2009 and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2010, which are contained in the July 31, 2010 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Boston, Massachusetts
October 22, 2010

NAVISITE, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended July 31, 2010, 2009 and 2008
	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to	from	End of
	Year	Expense	Reserve	Year
	(In thousands)

Year ended July 31, 2008:
Allowance for doubtful accounts	$781	$581	$(465)	$897
Year ended July 31, 2009:
Allowance for doubtful accounts	$897	$1,908	$(985)	$1,820
Year ended July 31, 2010:
Allowance for doubtful accounts	$1,820	$299	$(307)	$1,812

Deductions from reserve primarily represent actual write-off of previously reserved receivable balances.