Form 10-Q
period 2010-10-31
NAVISITE INC
filed 2010-12-09
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 3, 2010, there were 37,953,835 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010

Page
Number
Part I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
Part II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	31
Item 5. Other Information	31
Item 6. Exhibits	31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	October 31,	July 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$4,620
Accounts receivable, less allowance for doubtful accounts of $1,707 and $1,812 at October 31, 2010, and July 31, 2010, respectively	11,165	12,532
Unbilled accounts receivable	353	730
Prepaid expenses and other current assets	10,490	11,244

Total current assets	28,613	29,126
Property and equipment, net	29,299	29,914
Intangible assets	5,943	6,579
Goodwill	46,189	46,189
Other assets	3,818	4,039
Restricted cash	1,124	1,190

Total assets	$114,986	$117,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$4,583	$4,150
Capital-lease obligations, current portion	4,976	4,830
Accounts payable	5,379	7,379
Accrued expenses and other current liabilities	11,870	12,904
Deferred revenue, deferred other income and customer deposits	7,086	6,333

Total current liabilities	33,894	35,596
Capital-lease obligations, less current portion	2,583	3,505
Deferred tax liability	7,700	7,393
Other long-term liabilities	8,525	8,053
Note payable, less current portion	48,900	49,026

Total liabilities	101,602	103,573
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 4,209 at October 31, 2010, and 4,087 at July 31, 2010	35,279	34,284
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 36,995 at October 31, 2010, and 36,943 at July 31, 2010	370	369
Accumulated other comprehensive loss	(740)	(905)
Additional paid-in capital	485,775	485,817
Accumulated deficit	(507,300)	(506,101)

Total stockholders’ deficit	(21,895)	(20,820)

Total liabilities and stockholders’ deficit	$114,986	$117,037

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	Three Months Ended
	October 31,	October 31,
	2010	2009
Revenue, net	$33,321	$30,469
Revenue, related parties	40	94

Total revenue, net	33,361	30,563
Cost of revenue	16,175	14,950
Depreciation and amortization	4,534	4,185

Total cost of revenue	20,709	19,135
Gross profit	12,652	11,428
Operating expenses:
Selling and marketing	4,748	4,710
General and administrative	7,023	5,501

Total operating expenses	11,771	10,211
Income from operations	881	1,217
Other income (expense):
Interest income	13	7
Interest expense	(1,671)	(2,527)
Other income (expense), net	(115)	98

Loss from continuing operations before income taxes and discontinued operations	(892)	(1,205)
Income taxes	(307)	(357)

Loss from continuing operations	(1,199)	(1,562)
Loss from discontinued operations	—	(822)

Net loss	(1,199)	(2,384)

Accretion of preferred-stock dividends	(995)	(899)

Net loss attributable to common stockholders	$(2,194)	$(3,283)

Basic and diluted net loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.06)	$(0.07)
Loss from discontinued operations	—	(0.02)

Net loss per common share attributable to common stockholders	$(0.06)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	36,979	36,004

Stock-based compensation expense:
Cost of revenue	$204	$294
Selling and marketing	163	175
General and administrative	488	402

Total stock-based compensation expense	$855	$871

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,	October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,199)	$(2,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,373	5,740
Stock-based compensation	855	871
Provision for bad debts	97	121
Deferred income-tax expense	307	491
Impairment costs associated with abandoned lease	63	—
Mark to market for interest-rate cap	4	2
Loss on disposal of assets	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,325	1,478
Unbilled accounts receivable	378	26
Prepaid expenses and other current assets, net	830	(1,652)
Long-term assets	414	143
Accounts payable	(2,028)	(1,397)
Accrued expenses, deferred revenue and customer deposits	(389)	2,336
Long-term liabilities	511	(1,170)

Net cash provided by operating activities	6,547	4,605
Cash flows from investing activities:
Purchase of property and equipment	(3,487)	(4,018)
Capitalized software development costs	(214)	—
Releases of restricted cash	18	267

Net cash used for investing activities	(3,683)	(3,751)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock-purchase plan	98	427
Proceeds from notes payable	449	500
Repayment of notes payable	(142)	(7,217)
Payments on capital-lease obligations	(1,326)	(924)

Net cash used for financing activities	(921)	(7,214)

Effect of exchange-rate changes on cash and cash equivalents	42	4

Net increase (decrease) in cash and cash equivalents	1,985	(6,356)
Cash and cash equivalents, beginning of period	4,620	10,534

Cash and cash equivalents, end of period	$6,605	$4,178

Supplemental disclosure of cash-flow information:
Cash paid for interest	$1,670	$3,326
Supplemental disclosure of non-cash financing transactions:
Equipment and leasehold improvements acquired under capital leases	$550	$1,462
Accretion of preferred stock	$995	$899
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services. Leveraging our set of technologies and subject-matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,300 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At October 31, 2010, NaviSite had 10 state-of-the-art data centers in the United States and United Kingdom and two redundant network operations centers (“NOC”) located in India and Andover, Massachusetts. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc., and our wholly-owned subsidiaries. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. You should therefore read them in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K filed with the SEC on October 22, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, comprehensive income and cash flows at the dates and for the periods indicated. The results of operations for the three months ended October 31, 2010, are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2011.
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
     (c) Revenue Recognition
     Revenue, net, consists of monthly fees for application-management services, managed-hosting solutions, co-location and professional services. Reimbursable expenses charged to clients are included in revenue, net, and cost of revenue. Application management, managed-hosting solutions and co-location services are billed and recognized as revenue over the term of the contract, generally one to five years. Installation and up-front fees associated with application management, managed-hosting solutions and co-location services are billed at the time that we provide the installation service and recognized as revenue over the longer of the term of the related contract or the expected customer life. The direct and incremental costs associated with installation and setup activities are capitalized and expensed over the related contract. Payments received in advance of providing services are deferred until the period such services are delivered.
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
     (d) Capitalized Software Development Costs
     The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general use. Amortization of capitalized software costs commences once the software is available for general use and is computed based on the straight-line method over the estimated economic life of the software products. Software development costs qualifying for capitalization was $0.2 million for the three months ended October 31, 2010. The amortization expense recognized in the quarter ended October 31, 2010 was not significant. There were no software development costs incurred in the three months ended October 31, 2009.

     (e) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our condensed consolidated balance sheets as a component of stockholders’ deficit, “Accumulated other comprehensive loss.” For the three months ended October 31, 2010 and 2009, comprehensive loss totaled approximately $1.0 million and $2.3 million, respectively.
     (f) Basic and Diluted Net Loss per Common Share
     Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding during the period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common-stock equivalents that are not included in the calculation of diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated.

	Three Months Ended
	October 31
	2010	2009
Common stock options	1,158,335	575,126
Common stock warrants	1,196,382	1,194,228
Non-vested stock	176,228	189,135
Series A convertible preferred stock	4,279,293	3,836,608
ESPP	12,932	53,410

Total	6,823,170	5,848,507

     (g) Segment Reporting
     We currently operate in one segment, managed-IT services. Our chief operating decision-maker reviews financial information at a consolidated level.
   Product and Services Data:
     We derive our revenue from managed-IT services, professional services, and America’s Job Exchange, our employment-services website (“AJE”). The following is a summary of revenue for the three months ended October 31, 2010 and 2009:

	Three Months Ended October 31,
	2010	2009
	(In thousands)
Managed-IT services	$32,205	$29,085
Professional services	414	953
AJE	742	525

Total revenue	$33,361	$30,563

   Geographic Data
     Total assets located outside of the United States were 6% and 5% of total assets as of October 31, 2010 and July 31, 2010, respectively. Long-lived assets located outside of the United States were 3% and 2% of total long-lived assets at October 31, 2010 and July 31, 2010, respectively, or $2.3 million and $2.2 million.
     Revenue for the three months ended October 31, 2010 and 2009 from customers located in the United Kingdom, was 10%, and 11%, respectively, of total revenue after taking into consideration the impact of discontinued operations in three months ended October 31, 2009. In the following table, revenue is determined based on the contracting location:

	Three Months Ended October 31,
	2010	2009
	(In thousands)
United States	$29,897	$27,058
All other	3,464	3,505

Total revenue	$33,361	$30,563

     Other than the United States and the United Kingdom, no individual country represented greater than 10% of total revenues in any of the periods presented.
     (h) Recent Accounting Pronouncements
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
     (3) Reclassifications
     Certain fiscal-year-2010 amounts have been reclassified to conform to the current-year presentation. During fiscal year 2010, the historical results of operations for our netASPx business and the two co-location data centers sold during fiscal year 2010 have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations.
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
     The purchase price for the assets sold was $56.0 million and was subject to further adjustment pursuant to adjustments set forth in the February 2010 Asset Purchase Agreement. Velocity also assumed certain liabilities, including accounts payable, customer credits and liabilities with respect to certain agreements assumed. The sale resulted in a gain of $18.8 million on disposal of the discontinued operations. The gain was primarily comprised of $53.7 million in net cash proceeds inclusive of a working capital adjustment, and estimated realizable portion of certain escrow funds, net of transaction costs, offset by net tangible assets of the business of $6.4 million and write-off of specific goodwill and intangible assets attributable to the netASPx business of $17.6 million and $10.9 million, respectively. On August 18, 2010, we received notice from Velocity that they were making a claim against the February 2010 Asset Purchase Agreement and instructed the escrow agent to withhold distribution of the $4.0 million held in escrow until such claim is resolved. We believe that this claim is without merit and have filed a complaint to compel Velocity to release the escrow funds.
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
     Under both the February 2010 Asset Purchase Agreement and the March 2010 Asset Purchase Agreement, as of October 31, 2010, we remain liable for up to $25.6 million in future lease payments, subject to the new tenants defaulting on the leases. Under certain defined conditions, such obligation may be removed in the future. There was no default by the new tenant as of October 31, 2010.
     In accordance with ASC 205-20, “Discontinued Operations”, both the netASPx business and the two data center operations have been reflected as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales. Operating results related to these discontinued operations for the three months ended October 31, 2009 were as follows (in thousands):

October 31,
2009
Revenue	$6,245
Cost of revenue	5,101

Gross profit	1,144
Operating expenses	(334)
Interest expense	(1,450)

Loss from discontinued operations before income taxes	(640)
Income taxes	(182)

Loss from discontinued operations, as reported	$(822)

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

     (6) Property and Equipment
     Property and equipment at October 31, 2010, and July 31, 2010, are summarized as follows:

	October 31,	July 31,
	2010	2010
	(In thousands)
Office furniture and equipment	$4,061	$4,085
Computer equipment	93,400	89,969
Software licenses	17,647	17,289
Leasehold improvements	13,644	14,068

	128,752	125,411
Less: Accumulated depreciation and amortization	(99,453)	(95,497)

Property and equipment, net	$29,299	$29,914

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, five years; computer equipment, three years; software licenses, three years or the life of the license; and leasehold improvements, the lesser of the lease term or the asset’s estimated useful life.
     (7) Goodwill and Intangible Assets

(In thousands)
Goodwill as of July 31, 2010	$46,189
Adjustments to goodwill	—

Goodwill as of October 31, 2010	$46,189

     Intangible assets, net, consisted of the following:

	October 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$29,812	$(25,139)	$4,673
Customer-contract backlog	3,400	(3,400)	—
Developed technology	3,140	(2,180)	960
Vendor contracts	700	(700)	—
Trademarks	670	(360)	310
Non-compete agreements	206	(206)	—

Intangible assets, net	$37,928	$(31,985)	$5,943

	July 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$29,812	$(24,667)	$5,145
Customer-contract backlog	3,400	(3,400)	—
Developed technology	3,140	(2,046)	1,094
Vendor contracts	700	(700)	—
Trademarks	670	(332)	338
Non-compete agreements	206	(204)	2

Intangible assets, net	$37,928	$(31,349)	$6,579

     Intangible-asset amortization expense for the three months ended October 31, 2010 and 2009, aggregated $0.6 million and $0.7 million, respectively. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.

     The amount reflected in the table below for fiscal year 2011 includes year-to-date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2011	$2,538
2012	$2,393
2013	$903
2014	$726
2015	$19
(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	October 31	July 31,
	2010	2010
	(In thousands)
Accrued payroll, benefits and commissions	$3,935	$4,359
Accrued accounts payable	3,997	4,965
Accrued interest	692	691
Accrued sales/use, property and miscellaneous taxes	1,021	990
Accrued legal	212	151
Other accrued expenses and current liabilities	2,013	1,748

	$11,870	$12,904

(9) Debt
     Debt consists of the following:

	October 31,	July 31,
	2010	2010
	(In thousands)
Total term loan	$49,152	$49,152
Other debt	4,331	4,024

Total debt	53,483	53,176
Less current portion, term loan, revolver and other debt	4,583	4,150

Long-term term loan	$48,900	$49,026

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
     In August 2007 we entered into Amendment, Waiver and Consent Agreement No. 1 to the Credit Agreement (the “Amendment”). The Amendment permitted us (a) to use approximately $8.7 million of cash originally borrowed under the Credit Agreement, which amount was restricted for data-center expansion to partially fund the acquisition of Jupiter Hosting, Inc. and Alabanza, LLC and Hosting Ventures, LLC and (b) to issue up to $75.0 million of indebtedness, so long as such indebtedness is unsecured, requires no amortization payment and becomes due or payable no earlier than 180 days after the maturity date of the Credit Agreement in June 2013.
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
     Under the Term Loan we are required to make principal amortization payments during the six-year term of the loan in amounts totaling $0.9 million per annum, paid quarterly on the first day of our fiscal quarters. In June 2013 the balance of the Term Loan becomes due and payable. The outstanding principal under the Amended Credit Agreement is subject to prepayment in the case of an Event of Default, as defined in the Amended Credit Agreement. In addition, amounts outstanding under the Amended Credit Agreement are subject to mandatory prepayment in certain cases, including, among others, a change in control of the Company, the incurrence of new debt and the issuance of equity of the Company. In the case of a mandatory prepayment resulting from a debt issuance, 100% of the proceeds must be used to prepay amounts owed under the Amended Credit Agreement. In the case of an equity offering, we are entitled to retain the first $5.0 million raised and must prepay amounts owed under the Amended Credit Agreement with 100% of any equity-offering proceeds that exceed $5.0 million.
     Amounts outstanding under the Amended Credit Agreement bear interest at either (a) the LIBOR rate plus 6% or, at our option, (b) the Base Rate, as defined in the Amended Credit Agreement, plus 5%. Interest becomes due and is payable quarterly in arrears. The Amended Credit Agreement requires us to maintain interest-rate arrangements to minimize exposure to interest-rate fluctuations on an aggregate notional principal amount of 50% of amounts borrowed under the Term Loan.
     The Amended Credit Agreement requires us to maintain certain financial and non-financial covenants. Financial covenants include a minimum fixed-charge-coverage ratio, a maximum total-leverage ratio, a minimum EBITDA, a minimum liquidity and an annual capital-expenditure limitation. Non-financial covenants include restrictions on our ability to pay dividends, to make investments, to sell assets, to enter into merger or acquisition transactions, to incur indebtedness or liens, to enter into leasing transactions, to alter our capital structure and to issue equity. In addition, under the Amended Credit Agreement, we are allowed to borrow, through one or more of our foreign subsidiaries, up to $10.0 million to finance data-center expansion in the United Kingdom.
     Under the Amended Credit Agreement, the only dividends the Company is allowed to declare or pay are: (i) to a wholly-owned subsidiary; (ii) to the Company to repurchase or redeem certain capital stock of the Company held by officers, directors or employees upon their death, disability, retirement or termination; (iii) to redeem or repurchase our Series A Convertible Preferred Stock in accordance with the terms thereof and subject to certain exceptions; and (iv) to issue payment-in-kind dividends on the Series A Convertible Preferred Stock in accordance with the terms thereof.
     At October 31, 2010, $53.2 million was outstanding under the Amended Credit Agreement, of which $4.0 million was outstanding under the Revolver. We were in compliance with the covenants under the Amended Credit Agreement as of October 31, 2010.
(10) Fair-Value Measures and Derivative Instruments
     In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased an additional interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the $10.0 million interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of October 31, 2010, the fair value of these interest-rate derivatives (representing a notional amount of approximately $45.7 million at October 31, 2010) was approximately $3,000, which is included in “Other assets” in our condensed consolidated balance sheets. The change in fair value during the three months ended October 31, 2010, of approximately $4,000 was charged to Other income, net.
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
     Effective August 1, 2008, we adopted FASB ASC 820 (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” which establishes a framework for measuring fair value and requires enhanced disclosures about fair-value measurements. FASB ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
     Level 1 - quoted prices in active markets for identical assets or liabilities;
     Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; and
     Level 3 - unobservable inputs, such as discounted-cash-flow models or valuations.

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of October 31, 2010, are as follows:

	Level 1	Level 2	Level 3	Total
Interest-rate derivatives as of October 31, 2010	—	$4,000	—	$4,000

Interest-rate derivatives as of July 31, 2010	—	$8,000	—	$8,000

     Interest-rate derivatives. The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the three months ended October 31, 2010 and 2009 was a loss of approximately $4,000 and $2,000, respectively.
     Fair value of non-derivative financial instruments. Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825-10 (“FASB ASC 825-10”). The fair value of the term loan was determined using current trading prices obtained from indicative market data on the term debt.
     A summary of the estimated fair value of our financial instruments as of October 31, 2010, and July 31, 2010, follows (in thousands):

	October 31, 2010		July 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan — short term	$253	$241	$126	$121
Term loan — long term	48,900	46,699	49,026	47,065

Total term loan	$49,153	$46,940	$49,152	$47,186
Revolver	$4,024	$3,722	$4,024	$3,742
(11) Commitments and Contingencies
     (a) Leases and Other Commitments
Minimum annual rental commitments under operating leases and other commitments are, as of October 31, 2010, as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/long-term debt	$53,483	$4,583	$505	$48,395	$—	$—	$—
Interest on debt(a)	11,884	4,561	4,521	2,802	—	—	—
Capital leases	8,256	5,546	2,586	124	—	—	—
Operating leases(b)	9,423	2,113	2,177	2,242	2,309	582	—
Bandwidth commitments	1,189	656	356	171	6	—	—
Property leases(b)(c)	57,374	7,636	7,525	7,454	7,479	7,534	19,746

	$141,609	$25,095	$17,670	$61,188	$9,794	$8,116	$19,746

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%, as this is the minimum interest required under our credit agreement.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of October 31, 2010.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

     Total bandwidth expense for bandwidth commitments was $1.0 million and $1.1 million for the three months ended October 31, 2010 and 2009, respectively.
     Total rent expense for property leases was $3.2 million and $2.7 million for the three months ended October 31, 2010 and 2009, respectively.
     With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At October 31, 2010, restricted cash of approximately $1.4 million related to these lease agreements consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value. These amounts are included in “Prepaid expenses and other current assets” and “Restricted cash” captions on the condensed consolidated balance sheets.
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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. One appellant timely filed an opening brief, a second appellant filed an untimely brief on October 7, 2010, as well as an amended brief on November 5, 2010 and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). Appellees’ responsive briefing is due December 17, 2010. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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

The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s ) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. We do not expect that this claim will have a material impact on our financial position or results of operations.
     (12) Income Taxes
     We recorded $0.3 million and $0.4 million of deferred income-tax expense during the three months ended October 31, 2010 and 2009, respectively. No deferred-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred-tax assets. The deferred-tax expense results from tax-goodwill amortization related to the acquisitions of Surebridge, Inc., AppliedTheory Corporation, netASPx, Alabanza and iCommerce, Inc. For financial-statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
     In addition, we recorded net income tax expense of $0.2 million within discontinued operations during the three months ended October 31, 2009. The net income tax expense recorded within discontinued operations in fiscal 2010 is primarily related to the reversal of a deferred tax liability related to goodwill tax amortization associated with the netASPx business, during the three months ended October 31, 2010.
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
     At October 31, 2010 and July 31, 2010, respectively, a valuation allowance has been recorded against our gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly.
     The Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code (“Section 382”) in September 2007. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. As a result of this change in ownership, the Company’s net operating losses incurred prior to the change date are subject to an annual limitation of $10.7 million. The annual limitation is increased as a result of built-in-gain recognized within five years from the date of the ownership change. As a result of a previous change in ownership that occurred in September 2002, the utilization of the Company’s federal and state tax net operating losses generated prior to this 2002 change is subject to an annual limitation of approximately $1.2 million. As a result, the Company expects that a substantial portion of its federal and state net operating loss carryforwards generated prior to September 2002 will expire unused.
     We have, after taking into consideration NOLs expected to expire unused due to the calendar years 2007 and 2002 Section 382 limitations for ownership changes, NOL carryforwards for federal and state tax purposes of approximately $155.3 million. The federal NOL carryforwards will expire from fiscal year 2015 to fiscal year 2029, and the state NOL carryforwards will expire from fiscal year 2012 to fiscal year 2029. We have foreign NOL carryforwards of $4.7 million that may be carried forward indefinitely.

(13) Related-Party Transactions
     We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the three months ended October 31, 2010 and 2009, we generated revenues of approximately $35,000 and $36,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at October 31, 2010 and July 31, 2010, related to this related party were not significant.
     During the three months ended October 31, 2010 and 2009, we performed professional and hosting services for a company whose chief executive officer is related to our former chief executive officer and current board member. For the three months ended October 31, 2010 and 2009, revenue generated from this company was approximately $5,000 and $58,000, respectively, which amounts are included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at October 31, 2010 and July 31, 2010, related to this related party were not significant.
     On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease had an original 10-year term. NaviSite Europe Limited and the Company are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. On January 29, 2010, the Lease was amended to shorten the term from 10-years to 7-years and certain of our termination rights were removed. The lease term modification changed the accounting treatment for this lease from a capital lease to an operating lease. The capital lease obligation was reduced by $10.5 million; the corresponding leasehold improvement balance declined $9.4 million from the reported balances as of July 31, 2009 and we recorded $1.1 million of deferred income associated with the transaction to be recognized straightline as future reductions in rent expense over the remaining lease term. During the three months ending October 31, 2010 and 2009 we paid $0.6 million and $0.6 million, respectively, under these lease arrangements. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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
Overview
     NaviSite is a global information-technology (“IT”) provider of cloud enabled enterprise-hosting, managed applications services, and utility based cloud computing services. We help more than 1,300 customers reduce the cost and complexity of IT, increase the performance and availability of the IT infrastructure, and free-up IT resources to focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions. Our goal is to be the leading provider for cloud based enterprise-hosting and managed-application services and stand alone cloud services by leveraging our deep knowledge, experience, technology platform, and commitment to our customers’ success.
     Our core competency is to provide outsourced IT services. These services include self or fully managed cloud computing services, complex enterprise hosting solutions, customized managed application services and remote operations services of our customer’s data centers. Our managed cloud computing service, called NaviCloud Managed Cloud Services (“MCS”) is currently offered from two of our data centers and uses an industry-leading, feature rich user interface, AppCenter, which was developed by NaviSite. Our suite of managed applications includes the Oracle suite (e-Business Suite, PeopleSoft Enterprise, Siebel, JD Edwards and Hyperion), the Microsoft Dynamics suite, Deltek Costpoint, Microsoft e-mail and collaboration suite (Exchange, Sharepoint and OCS) and Lotus Domino suite. By managing applications and infrastructure and providing comprehensive services, we are able to address the key IT challenges faced by organizations today: increasing complexity, pressures on capital and operating expenses, resource constraints and depth of technology expertise.
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
     In addition to our standard services, we leverage our infrastructure to allow our independent software vendor (“ISV”) partners to deliver their software on demand and thereby provide an alternative to the traditional on premise licensing of software. This is primarily facilitated by our NaviCloud MCS offering in conjunction with our NaviViewtm application management portal. As the provider of Infrastructure-as-a Service (“IaaS”) for an increasing number of ISVs and providers of Software-as-a-Service (“SaaS”), we enable solutions and services to a diverse, growing customer base. With NaviCloud, AppCenter and NaviViewtm we have adapted our infrastructure to provide services specific to the needs of our customers in order to increase our market share. We believe that our data centers and infrastructure have the capacity necessary to expand our business for the foreseeable future. Further, trends in hardware virtualization and the density of computing resources, which reduce the required square footage and power, or footprint, in the data center, are favorable to NaviSite’s NaviCloud oriented offerings, as compared with traditional co-location or managed-hosting providers. Our services, as described below, combine our developed infrastructure with established processes and procedures for delivering outsourced IT services. Our high-availability infrastructure, enterprise class monitoring systems and proactive and collaborative problem-resolution and change-management processes are designed to identify and address potentially crippling problems before they disrupt our customers’ operations.

     Our services include:
   NaviCloud Managed Cloud Services
     NaviSite’s NaviCloud MCS is a utility platform providing compute, memory, storage, and network services, including security and bandwidth. Geared to the enterprise market, NaviCloud MCS provides production quality IaaS solutions combining the best features of cloud with enterprise class management. Services are accessible on-demand, are scalable and usage billed. NaviCloud MCS nodes are available in our San Jose, California and Andover, Massachusetts data centers.
     Customers access the underlying physical resources of NaviCloud MCS via a proprietary application called AppCenter. AppCenter facilitates the end-to-end management of a virtual data center including the rapid provisioning and management of virtual machines, management of firewalls and load balancers, capacity and load management and people/process controls for use of the environment via a proprietary Role Based Access Control subsystem. All functions within the virtual data center can be managed without intervention from NaviSite personnel.
     The underlying hardware and third party software consists of various vendor offerings including products from Cisco Systems, Inc., Hewlett-Packard, VMware, Inc. and IBM. The key differentiators of NaviCloud MCS are its (i) enterprise focus, (ii) self or fully-managed options and, (iii) consumption or utilization billing. We offer NaviCloud MCS services on a month-to-month basis.
     The key features and function supported in the current version of AppCenter and the underlying NaviCloud MCS infrastructure include:
•	control and simplified operation of complete virtual data center;

•	integration with existing environments — physical or virtual;

•	consumption based billing;

•	security and compliance;

•	performance management;

•	availability and reliability guarantees; and

•	role based access control.
   Enterprise-Hosting Services
     NaviSite’s hosting services provide highly dependable and secure technology solutions for our customers’ critical IT infrastructure and service needs. Enterprise hosting service can be implemented on the NaviCloud MCS utility platform, dedicated physical hardware or a combination of both.
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
   Managed Application Service (MAS)
     NaviSite’s managed application services provide highly dependable and secure application solutions for our customers’ critical IT application needs. MAS offerings can be implemented on the NaviCloud MCS utility platform, dedicated physical hardware or a combination of both.
     We provide implementation and operational services for the packaged applications listed below. In addition to packaged enterprise resource planning, or ERP, applications we offer outsourced messaging, including the monitoring and management of Microsoft Exchange and Lotus Domino and associated collaboration solutions. Managed application services are available either in a NaviSite data center or, through remote management, on the customers’ premises. Moreover, our customers can choose to use dedicated or shared servers. We also provide specific services to help customers migrate from legacy or proprietary messaging systems to Microsoft Exchange or Lotus Domino, and our experts can customize messaging and collaborative applications. We offer user provisioning, spam filtering, archiving, disaster recovery and business continuity, virus protection and enhanced monitoring and reporting.
     Our MAS service includes full life cycle management of the selected application. Full life cycle management includes patch and bug fixes, release management and updates and end user support for a monthly fixed fee. In this way our customers have a known budget for the complete service and there are no additional charges that are normally associated with outsourced software services.
•	ERP Managed Application Services — Defined full life cycle managed application services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end-user support. Applications include:
•	Oracle e-Business Suite;

•	PeopleSoft Enterprise;

•	Siebel;

•	JD Edwards;

•	Hyperion;

•	Deltek Costpoint;

•	Microsoft Dynamics;

•	Microsoft Exchange; and

•	Lotus Domino.
•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrades for supported third-party ERP applications beyond the scope of normal operations.

•	Custom-Development Professional Services — Planning, implementation, optimization and enhancement for custom applications developed by us or our customers.
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
     Supporting our managed-hosting and applications services requires a range of hardware and software designed for the specific needs of our customers. NaviSite is a leader in using virtual computing and memory, shared and dedicated storage and networking as ways to optimize services for performance, cost and operational efficiency. We strive to continually innovate as technology develops. An example of this continued innovation is the deployment of our utility-like cloud-based infrastructure to maximize infrastructure leverage.
     We believe that the combination of NaviViewtm, AppCenter and our dedicated and virtual utility platform, with our physical infrastructure and technical staff gives us a unique ability to provide complex enterprise hosting and application services. NaviViewtm is hardware-, application- and operating-system-neutral. Designed to enable enterprise-hosting and software applications to be monitored and managed, our NaviViewtm and AppCenter technologies allow us to offer new solutions to our software vendors and new products to our current customers.
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
     We currently serve over 1,300 customers. Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers. We continue to experience increasing recurring revenues from both new and existing customers off-set by a decline from our professional-services related revenues.
     In August 2007 we acquired the assets of Alabanza, LLC, and Hosting Ventures, LLC (collectively, “Alabanza”), and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market. In September 2007 we acquired netASPx, Inc. (“netASPx”), an application-management service provider, and in October 2007 we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. All of these acquisitions were accounted for using the purchase method of accounting, and, as such, the results of operations and cash flow related to these acquisitions were included in our consolidated statements of operations and consolidated statement of cash flows from their respective dates of acquisition. During fiscal year 2010, we completed two separate asset sales transactions. In February 2010 we sold substantially all of the assets of our netASPx business and in March

2010 we sold two of our co-location data centers. Net proceeds from the sales were used to reduce our outstanding debt obligations. We have accounted for the sales of these assets as discontinued operations (see Note 5 Discontinued Operations). The results of operations for the three months ended October 31, 2010 and 2009 reflect this accounting treatment. The Company is considering selling a number of additional non-strategic data centers. The potential sales of these data centers will result in a reduction of recurring revenues as well as a reduction in corresponding fixed and variable expenses. The net proceeds from any potential sales would be used primarily to pay down our outstanding term-loan debt.
Results of Operations for the Three Months Ended October 31, 2010 and 2009
     The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	October 31,
	2010	2009
Revenue, net	99.9%	99.7%
Revenue, related parties	0.1%	0.3%

Total revenue	100.0%	100.0%
Cost of revenue, excluding restructuring charge, depreciation and amortization	48.5%	48.9%
Depreciation and amortization	13.6%	13.7%

Total cost of revenue	62.1%	62.6%
Gross profit	37.9%	37.4%
Operating expenses:
Selling and marketing	14.2%	15.4%
General and administrative	21.1%	18.0%

Total operating expenses	35.3%	33.4%

Income from operations	2.6%	4.0%
Other income (expense):
Interest income	—	—
Interest expense	(5.0)%	(8.2)%
Other income (expense), net	(0.3)%	0.3%

Loss from continued operations before income taxes and discontinued operations	(2.7)%	(3.9)%
Income taxes	(0.9)%	(1.2)%

Loss from continuing operations	(3.6)%	(5.1)%
Loss from discontinued operations	—	(2.7)%

Net Loss	(3.6)%	(7.8)%

Accretion of preferred-stock dividends	(3.0)%	(2.9)%

Net loss attributable to common stockholders	(6.6)%	(10.7)%

Comparison of the Three Months Ended October 31, 2010 and 2009
Revenue
     We derive our revenue from managed-IT services — including cloud computing services, hosting, managed application and co-location services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations. These entities include mid-sized companies, divisions of large multinational companies and government agencies.
     Total revenue for the three months ended October 31, 2010, increased 9% to approximately $33.4 million from approximately $30.6 million for the three months ended October 31, 2009. The overall increase of approximately $2.8 million in revenue was mainly due to an increase of $3.1 million in our enterprise-hosting and application services revenue to new and existing customers and an increase of $0.2 million due to increased sales from American’s Job Exchange, our employment-services website (“AJE”). These revenue increases were partially off-set by a decrease of approximately $0.5 million in our professional-services revenues. Revenue from related parties during the three months ended October 31, 2010 and 2009, totaled $40,000 and $94,000, respectively.
     The Company is considering selling a number of non-strategic co-location data centers. The potential sale of these data centers will result in a reduction in future recurring revenues offset by a reduction in the fixed and variable costs required to support this revenue.

Cost of Revenue and Gross Profit
     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended October 31, 2010, increased approximately 8% to $20.7 million from approximately $19.1 million during the three months ended October 31, 2009. As a percentage of revenue, total cost of revenue decreased to 62.1% during the three months ended October 31, 2010, from 62.6% during the three months ended October 31, 2009. The overall increase of approximately of $1.6 million was primarily due to increased facilities-related expense, including rent, utilities and telecommunication, of approximately $0.6 million, due in part to the January 2010 change in equipment lease classification from capital to operating resulting from the equipment lease modification in our UK data center; increased depreciation expense of $0.6 million due to increased capital spending to support our increased customer base and new cloud platform; higher software- and hardware-maintenance and -licensing costs of approximately $0.5 million and increased employee related expenses of $0.3 million. These expense increases of approximately $2.0 million were partially offset by decreased external consultant and related expenses of $0.3 million related primarily to lower professional services revenue; and a decrease of $0.1 million related to lower amortization expense.
     The Company is considering selling a number of non-strategic co-location data centers. The potential sale of these data centers will result in a corresponding reduction in both fixed and variable cost of revenues.
     Gross profit of approximately $12.7 million for the three months ended October 31, 2010, increased by approximately $1.3 million, or 11%, from a gross profit of approximately $11.4 million for the three months ended October 31, 2009. Gross profit for the three months ended October 31, 2010, represented 37.9% of total revenue, compared to 37.4% of total revenue for the three months ended October 31, 2009. Our gross profit was positively impacted during the three months ended October 31, 2010, as compared to the three months ended October 31, 2009, primarily due to increased revenues from our enterprise-hosting and application services customer base, coupled with moderate cost increases to support the revenue growth as outlined above.
Operating Expenses
     Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.
     Selling and marketing expense remained relatively constant at $4.7 million during both the three months ended October 31, 2010 and 2009. Selling and marketing expense as a percentage of revenue decreased to 14.2% for the three months ended October 31, 2010 as compared to 15.4% for the three months ended October 31, 2009 due primarily to the increased revenues during the three months ended October 31, 2010 as compared to the same period in the prior year. Marketing related spending increased approximately $0.3 million during the first quarter of fiscal year 2011 as compared to the same period in the prior year, which was off-set by a decrease of approximately $0.3 million in commission expense for the same periods.
     General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead. Such expenses may be reduced if we are successful in our attempts to sell any of our non-strategic data centers.
     General and administrative expense increased 28% to approximately $7.0 million, or 21.1% of total revenue, during the three months ended October 31, 2010, from approximately $5.5 million, or 18.0% of total revenue, during the three months ended October 31, 2009. During the first quarter of fiscal year 2011 our former Chief Executive Officer resigned, resulting in an increase to general and administrative expense related to severance and stock compensation charges of approximately $0.3 million, accelerated depreciation expense of $0.5 million related to the write-off of leasehold improvements, and lease abandonment costs of $0.1 million. The leasehold improvements and lease abandonment related to the office space which was previously utilized by, and subsequently assigned to, our former Chief Executive Officer as part of his termination agreement. General and administrative expense also increased over the prior period due to an increase of approximately $0.4 million in connection with the activities of the special committee of the board of directors and $0.2 million related to salaries and outside services.

Interest Income
     Interest income remained relatively consistent during the three months ended October 31, 2010 and 2009. We recognized minimal interest income during the two periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.
Interest Expense
     During the three months ended October 31, 2010, interest expense decreased 33.8% to approximately $1.7 million or 5.0% of total revenue, from approximately $2.5 million or 8.2% of total revenue, for the three months ended October 31, 2009. The decrease of $0.8 million for the three months ended October 31, 2010 as compared to the same period in the prior year was primarily due to the January 2010 change in the equipment lease classification from capital to operating resulting from the equipment lease modification in our UK data center. This lease modification resulted in a shift of expenses from interest expense under the initial capital lease to operating rent expense under the new operating lease. In addition, the average outstanding term-loan balance was reduced in the current year as compared to the prior year. We paid down the term-loan by $52.0 million during fiscal year 2010 from proceeds from the sale of the netASPx business and the two data center asset sales. The interest rate was also reduced effective February 1, 2010 as a result of our ability to reduce the leverage ratio to a predetermined threshold.
Other Income (Expense), Net
     Other income (expense), net, was approximately $0.1 million of expenses during the three months ended October 31, 2010, compared to Other income (expense), net, of approximately $0.1 million of income during the three months ended October 31, 2009. The Other income (expense), net, recorded during the three months ended October 31, 2010, and 2009 is primarily attributable to foreign exchange gain (loss) and other miscellaneous income, and in fiscal year 2010, sublease income. The $0.2 million change during the first three months ended October 31, 2010 as compared to the same period in the prior year was due to a negative impact of foreign exchange and the expiration of sublease income during fiscal year 2010.
Income-Tax Expense
     We recorded $0.3 million and $0.4 million of income-tax expense during the three months ended October 31, 2010 and 2009, respectively. No income-tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax-goodwill amortization related to the Surebridge asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by Clearblue Technologies Management, Inc., a subsidiary of the Company, before the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007 and the asset acquisition of iCommerce in October 2007. Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over 15 years. For financial-statement purposes goodwill is not amortized for any of these acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as NOL carryforwards, which expire within a definite period.
     In addition, we recorded net income tax expense of $0.2 million within discontinued operations during the three months ended October 31, 2009. The net income tax expense recorded within discontinued operations during the three months ended October 31, 2009 was primarily related to the reversal of a deferred tax liability related to goodwill tax amortization associated with the netASPx business. For federal income tax purposes, the gain from the dispositions of the netASPx business and the data center assets will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.
Loss from Discontinued Operations
     During fiscal year 2010 we completed two separate asset sale transactions. In February 2010, we sold the assets of our netASPx business and in March 2010 we sold two of our co-location data centers.
We have accounted for the sales of these assets as discontinued operations (see Note 5 Discontinued Operations to the condensed consolidated financial statements). Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out to separately for these assets to determine the loss from discontinued operations from these sales. Loss from discontinued operations was $0.8 million for the three months ended October 31, 2009. There was no activity within discontinued operations for the three months ended October 31, 2010.

Liquidity and Capital Resources
     As of October 31, 2010, our principal sources of liquidity included cash and cash equivalents of $6.6 million and a revolving-credit facility of $9.0 million provided under our Amended Credit Agreement with a lending syndicate. At October 31, 2010, we had borrowed $4.0 million under the revolving-credit facility, the same borrowing amount outstanding as of July 31, 2010. Our current assets, including cash and cash equivalents of $6.6 million, were approximately $5.3 million less than our current liabilities at October 31, 2010, as compared to a negative working capital of $6.5 million, including cash and cash equivalents of $4.6 million, at July 31, 2010.
     Cash and cash equivalents increased approximately $2.0 million for the three months ended October 31, 2010. Our primary sources of cash included approximately $6.5 million in cash provided by operations, $0.4 million in proceeds from borrowings on notes payable and $0.1 million in proceeds from stock option exercises and employee stock-purchase plan. The fixed cost nature of our business generally allows us to generate positive operating cash flow from the revenues from new customers that are in excess of customer terminations. Net cash provided by operating activities of approximately $6.5 million for the three months ended October 31, 2010 resulted from our net loss of $1.2 million, an increase in cash generated from improved working capital of $0.1 million and $0.9 million in cash generated from the positive net change in long term assets and liabilities. Non-cash items recognized during the three months ended October 31, 2010 included depreciation and amortization expense of $5.4 million, down slightly from the same period in the prior year due to the reduction in net intangible assets, and stock based compensation and deferred income tax expense of $0.8 million and $0.3 million, respectively. The potential sale of our non-strategic data centers is not expected to have a significant impact on our liquidity. Our cash flow from operations is dependent on several factors including the overall performance of the managed-IT-services sector as well as our ability to continue to acquire profitable new customers in excess of contract terminations.
     The primary uses of cash for the three months ended October 31, 2010, included $3.5 million and $1.3 million of cash used to purchase property, plant and equipment and fund payments under capital-lease obligations, respectively. Our purchases of capital equipment and increased capital lease obligations were due to increased customer demand and our continued investments in our data centers and cloud platform.
     Cash and cash equivalents decreased approximately $6.4 million for the three months ended October 31, 2009. Our primary sources of cash included approximately $4.6 million in cash provided by operations, $0.5 million in proceeds from borrowings on notes payable and $0.4 million in proceeds from stock option exercises and employee stock-purchase plan. Net cash provided by operating activities of $4.6 million for the three months ended October 31, 2009 resulted from the funding of our net loss of $2.4 million offset by $7.2 million of non-cash items, inclusive of $5.7 million in depreciation and amortization, $0.9 million of stock based compensation expense, $0.5 million of deferred income-tax expense and $0.1 million provision for bad debts. In addition, we experienced improving working capital of $0.8 million. The primary use of cash for the three months ended October 31, 2009 included $4.0 million for the purchase of property, plant and equipment used to support both customer and internal capital requirement, and $0.9 million of cash was used to fund payments under capital-lease obligations. In addition, we used $7.2 million for the repayment of notes payable.
     Our current Amended Credit Agreement consists of a six-year term loan, expiring in June 2013 and a five-year revolving-credit facility, expiring in June 2012. The Amended Credit Agreement is subject to prepayment in the case of an event of default. Our revolving-credit facility allows for maximum borrowing of $9.0 million. Outstanding amounts bear interest at either LIBOR plus 6% or, at our option, the Base Rate, as defined in our credit agreement, plus 5%. Interest becomes due, and is payable, quarterly in arrears. In addition to our current Amended Credit Agreement, we have redeemable preferred stock that is redeemable at the option of the holders on or after August 2013. Should additional capital be needed to fund these commitments we may seek to raise additional capital through offerings of the Company’s stock or through debt refinancing. There can be no assurance, however, that we would be able to raise additional capital on terms that are favorable to us, or at all.
     We believe that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. There are no material capital expenditure commitments as of October 31, 2010. Ongoing capital requirements to grow the business are currently funded and are expected to be primarily funded in the future by cash generated from operations and capital leases as required.

Recent Accounting Pronouncements
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon our estimates of uncollectible amounts based on historical bad debt. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.1 million to $0.2 million decrease to income from operations for the fiscal quarter ended October 31, 2010.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumption that we use in preparing our estimates of our reporting units’ projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. We completed our annual impairment review of goodwill as of July 31, 2010, and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At October 31, 2010 and July 31, 2010, the carrying value of goodwill and other intangible assets totaled $52.1 million and $52.8 million, respectively. Historically, our estimates have been consistent with actual results.

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
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At October 31, 2010 and 2009, respectively, a valuation allowance has been recorded against the gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state NOL carryforwards at October 31, 2010, totaled $155.3 million. A 5% reduction in our current valuation allowance against these federal and state NOL carryforwards would result in an income-tax benefit of approximately $3.1 million for the reporting period.
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
     Not required
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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. One appellant timely filed an opening brief, a second appellant filed an untimely brief on October 7, 2010, as well as an amended brief on November 5, 2010 and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). Appellees’ responsive briefing is due December 17, 2010. We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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
The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s ) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. We do not expect that this claim will have a material impact on our financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors,” in our annual report on Form 10-K for the fiscal year ended July 31, 2010. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 5. Other Information
     During the quarter ended October 31, 2010, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Item 6. Exhibits
     The exhibits listed in the exhibit index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 9, 2010	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation Agreement, dated September 21, 2010, by and between the Registrant and Arthur P. Becker.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.