Form 10-Q
period 2011-01-31
NAVISITE INC
filed 2011-03-16
CIK 1084750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 3, 2011, there were 38,335,874 shares outstanding of the registrant’s common stock, par value $.01 per share.

NAVISITE, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2011

Page
Number
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5. Other Information	38
Item 6. Exhibits	38
EX-2.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NAVISITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	January 31,	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,084	$4,620
Accounts receivable, less allowance for doubtful accounts of $1,798 and $1,812 at January 31, 2011, and July 31, 2010, respectively	12,957	12,532
Unbilled accounts receivable	246	730
Prepaid expenses and other current assets	9,452	11,244

Total current assets	27,739	29,126
Property and equipment, net	30,373	29,914
Intangible assets	5,309	6,579
Goodwill	41,949	46,189
Other assets	4,941	4,039
Restricted cash	1,106	1,190

Total assets	$111,417	$117,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, current portion	$3,703	$4,150
Capital-lease obligations, current portion	4,891	4,830
Accounts payable	5,544	7,379
Accrued expenses and other current liabilities	12,481	12,904
Deferred revenue, deferred other income and customer deposits	6,364	6,333

Total current liabilities	32,983	35,596
Capital-lease obligations, less current portion	1,842	3,505
Deferred tax liability	8,009	7,393
Other long-term liabilities	7,468	8,053
Notes payable, less current portion	40,952	49,026

Total liabilities	91,254	103,573
Series A Convertible Preferred Stock, $0.01 par value; Authorized 5,000 shares; Issued and outstanding: 4,336 at January 31, 2011, and 4,087 at July 31, 2011	36,303	34,284
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized 395,000 shares; Issued and outstanding: 37,203 at January 31, 2011, and 36,943 at July 31, 2010	372	369
Accumulated other comprehensive loss	(826)	(905)
Additional paid-in capital	485,782	485,817
Accumulated deficit	(501,468)	(506,101)

Total stockholders’ deficit	(16,140)	(20,820)

Total liabilities and stockholders’ deficit	$111,417	$117,037

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010
Revenue, net	$32,311	$30,156	$64,329	$59,405
Revenue, related parties	42	74	82	168

Total revenue, net	32,353	30,230	64,411	59,573
Cost of revenue	16,021	14,610	31,456	29,081
Depreciation and amortization	4,802	4,000	9,307	7,898

Total cost of revenue	20,823	18,610	40,763	36,979
Gross profit	11,530	11,620	23,648	22,594
Operating expenses:
Selling and marketing	4,717	5,093	9,465	9,803
General and administrative	6,835	5,312	13,858	10,813

Total operating expenses	11,552	10,405	23,323	20,616
Income (loss) from operations	(22)	1,215	325	1,978
Other income (expense):
Interest income	9	4	22	11
Interest expense	(1,459)	(2,100)	(2,942)	(4,399)
Other income (expense), net	328	182	219	280

Loss from continuing operations before income taxes and discontinued operations	(1,144)	(699)	(2,376)	(2,130)
Income tax benefit (expense)	265	(317)	(42)	(674)

Loss from continuing operations	(879)	(1,016)	(2,418)	(2,804)
Income (loss) from discontinued operations, net of income taxes	268	(922)	614	(1,518)
Gain on sale of discontinued operations, net of income taxes	6,443	—	6,437	—

Net income (loss)	5,832	(1,938)	4,633	(4,322)
Accretion of preferred stock dividends	(1,024)	(925)	(2,019)	(1,824)

Net income (loss) attributable to common stockholders	$4,808	$(2,863)	$2,614	$(6,146)

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to common stockholders	$(0.05)	$(0.05)	$(0.12)	$(0.13)
Income (loss) from discontinued operations	0.01	(0.03)	0.02	(0.04)
Gain on sale of discontinued operations	0.17	—	0.17	—

Net income (loss) attributable to common stockholders	$0.13	$(0.08)	$0.07	$(0.17)

Basic and diluted weighted average number of common shares outstanding	37,076	36,269	37,027	36,136

Stock-based compensation expense:
Cost of revenue	$244	$287	$447	$581
Selling and marketing	170	205	333	380
General and administrative	276	338	764	740

Total stock-based compensation expense	$690	$830	$1,544	$1,701

See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,	January 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,633	$(4,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,383	11,617
Gain on sale of discontinued operations	(6,437)	—
Loss on disposal of assets	—	85
Mark to market value for interest-rate cap	(2)	34
Stock-based compensation	1,544	1,701
Provision for bad debts	188	230
Impairment costs associated with abandoned lease	56	—
Deferred income-tax expense	616	982
Changes in operating assets and liabilities:
Accounts receivable	(924)	152
Unbilled accounts receivable	483	(243)
Prepaid expenses and other current assets, net	1,386	(1,908)
Long-term assets	713	2,195
Accounts payable	(2,009)	3,329
Accrued expenses, deferred revenue and customer deposits	(1,918)	4,279
Long-term liabilities	(47)	(1,050)

Net cash provided by operating activities	8,665	17,081
Cash flows from investing activities:
Purchase of property and equipment	(8,550)	(8,086)
Capitalized software development costs	(397)	—
Proceeds from the sale of discontinued operations	11,472	—
Releases of (transfers to) restricted cash	78	(235)

Net cash provided by (used for) investing activities	2,603	(8,321)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	518	714
Proceeds from notes payable	1,490	2,573
Repayment of notes payable	(10,010)	(19,696)
Debt-issuance costs	(21)	—
Payments on capital-lease obligations	(2,783)	(1,927)

Net cash used for financing activities	(10,806)	(18,336)

Effect of exchange-rate changes on cash and cash equivalents	2	(13)

Net increase (decrease) in cash and cash equivalents	464	(9,589)
Cash and cash equivalents, beginning of period	4,620	10,534

Cash and cash equivalents, end of period	$5,084	$945

Supplemental disclosure of cash-flow information:
Cash paid for interest	$3,325	$6,436
Supplemental disclosure of non-cash financing transactions:
Equipment and leasehold improvements acquired under capital leases	$1,181	$1,462
Accretion of preferred stock	$2,019	$1,824
See accompanying notes to condensed consolidated financial statements.

NAVISITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
     NaviSite, Inc. (“NaviSite,” the “Company,” “we,” “us” or “our”), provides IT hosting, outsourcing and professional services. Leveraging our set of technologies and subject-matter expertise, we deliver cost-effective, flexible solutions that provide responsive and predictable levels of service for our customers’ businesses. Over 1,200 companies across a variety of industries rely on NaviSite to build, implement and manage their mission-critical systems and applications. NaviSite is a trusted advisor committed to ensuring the long-term success of our customers’ business applications and technology strategies. At January 31, 2011, NaviSite had 9 state-of-the-art data centers in the United States and United Kingdom and two redundant network operations centers (“NOC”) located in India and Andover, Massachusetts. Substantially all revenue is generated from customers in the United States.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts and operations of NaviSite, Inc., and our wholly-owned subsidiaries. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. You should therefore read them in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K filed with the SEC on October 22, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, comprehensive income and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended January 31, 2011, are not necessarily indicative of the results expected for the remainder of the fiscal year ending July 31, 2011.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     (b) Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates that we have made include the useful lives of fixed assets and intangible assets, the recoverability of long-lived assets, the collectability of receivables, the determination and valuation of goodwill and acquired intangible assets, the fair value of preferred stock, the determination of revenue and related revenue reserves, the determination of stock-based compensation and the determination of the deferred-tax-valuation allowance.
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
     (d) Capitalized Software Development Costs
     The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general use. Amortization of capitalized software costs commences once the software is available for general use and is computed based on the straight-line method over the estimated economic life of the software products. Software development costs qualifying for capitalization as of January 31, 2011 and July 31, 2010 was $0.9 million and $0.5 million, respectively. The amortization expense for the three and six months ended January 31, 2011 was $0.04 million and $0.08 million, respectively.

     (e) Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during the reporting period from transactions and other events and circumstances from non-owner sources. We record the components of comprehensive income (loss), primarily foreign-currency-translation adjustments, in our condensed consolidated balance sheets as a component of stockholders’ deficit, “Accumulated other comprehensive loss.” For the three and six months ended January 31, 2011, comprehensive income totaled approximately $5.7 million and $4.7 million, respectively. For the three and six months ended January 31, 2010, comprehensive loss totaled approximately $1.9 million and $4.2 million, respectively.
     (f) Basic and Diluted Net Income (Loss) per Common Share
     Basic net loss per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common-equivalent shares outstanding during the period. We utilize the treasury-stock method for options, warrants and non-vested shares and the “if-converted” method for convertible preferred stock and notes, unless such amounts are anti-dilutive.
     The following table sets forth common-stock equivalents that are not included in the calculation of diluted net income (loss) per share available to common stockholders because to do so would be anti-dilutive for continuing operations for the periods indicated.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Common stock options	1,388,115	592,817	1,262,233	568,942
Common stock warrants	1,196,872	1,194,424	1,196,642	1,194,326
Non-vested stock	175,858	262,787	167,096	235,601
Series A convertible preferred stock	4,408,210	3,952,186	4,408,210	3,952,186
Employee Stock Purchase Plan	3,690	8,375	—	5,728

Total	7,172,745	6,010,589	7,034,181	5,956,783

     (g) Segment Reporting
     We currently operate in one segment, managed-IT services. Our chief operating decision-maker reviews financial information at a consolidated level.
Product and Services Data:
     We derive our revenue from managed-IT services, professional services, and America’s Job Exchange, our employment-services website (“AJE”). The following is a summary of revenue for the three and six months ended January 31, 2011 and 2010:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Managed-IT services	$31,337	$28,910	$62,264	$56,775
Professional services	212	775	626	1,728
AJE	804	545	1,521	1,070

Total revenue	$32,353	$30,230	$64,411	$59,573

Geographic Data
     Total assets located outside of the United States were 6% and 5% of total assets as of January 31, 2011 and July 31, 2010, respectively. Long-lived assets located outside of the United States were 3% and 2% of total long-lived assets at January 31, 2011 and July 31, 2010, respectively, or $2.1 million and $2.2 million.
     Revenue for the three and six months ended January 31, 2011, from customers located in the United Kingdom, was 11%, and 11%, respectively. Revenue for the three and six months ended January 31, 2010, from customers located in the United Kingdom, was 11% and 11%, respectively. In the following table, revenue is determined based on the contracting location:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
United States	$28,896	$26,898	$57,489	$52,735
All other	3,457	3,332	6,922	6,838

Total revenue	$32,353	$30,230	$64,411	$59,573

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
(3) Reclassifications
     Certain fiscal year 2010 amounts have been reclassified to conform to the current-year presentation. During fiscal year 2010, the historical results of operations for our netASPx business, the two co-location data centers sold during fiscal year 2010 and the one co-location data center sold during fiscal year 2011 have been reclassified to discontinued operations for all periods presented in our consolidated statements of operations.
(4) Subsequent Events
     Effective July 2009, we adopted the provisions of the FASB-issued SFAS No. 165, Subsequent Events, which is now part of FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. In accordance with FASB ASC 855, we have evaluated subsequent events through the date of issuance of our consolidated financial statements and have determined that other than the Agreement and Plan of Merger entered into on February 1, 2011 with Time Warner Cable Inc. and Avatar Merger Sub Inc., as addressed in footnote 14 “Subsequent Events — Time Warner Cable Inc. and Avatar Merger Sub Inc.”, we did not have any material subsequent events.
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

     The purchase price for the assets sold was $56.0 million and was subject to further adjustment pursuant to adjustments set forth in the February 2010 Asset Purchase Agreement. Velocity also assumed certain liabilities, including accounts payable, customer credits and liabilities with respect to certain agreements assumed. The sale resulted in a gain of $18.8 million, net of taxes, on disposal of the discontinued operations. The gain was primarily comprised of $53.7 million in net cash proceeds inclusive of a working capital adjustment, and estimated realizable portion of certain escrow funds, net of transaction costs, offset by net tangible assets of the business of $6.4 million and write-off of specific goodwill and intangible assets attributable to the netASPx business of $17.6 million and $10.9 million, respectively. On August 18, 2010, we received notice from Velocity that they were making an indemnification claim against the February 2010 Asset Purchase Agreement and instructed the escrow agent to withhold distribution of the $4.0 million held in escrow until such claim is resolved. Velocity’s current indemnification claim is for $4.6 million which is in excess of the $4.0 million held in escrow and in excess of our current reserve. We believe that this claim is without merit and have filed a complaint to compel Velocity to release the escrow funds.
     On March 31, 2010, we entered into an Asset Purchase Agreement (the “March 2010 Asset Purchase Agreement”) with Virtustream, Inc. and Virtustream DCS, LLC (together, “Virtustream”), pursuant to which we sold substantially all of the assets of two co-location data centers; one located in San Francisco, California and one located in Vienna, Virginia for a purchase price of $5.4 million. The sale of these two data centers resulted in a gain of $1.7 million, net of taxes. The gain was primarily comprised of cash proceeds and escrow funds, net of transaction costs, of $4.9 million offset by net tangible assets of the business of $0.4 million and the write-off of $2.8 million of goodwill.
     On December 17, 2010, we entered into an Asset Purchase Agreement (the “December 2010 Asset Purchase Agreement”) with IX Investments, LLC (“IXI”), and Cologix Dallas, Inc. (the “Buyer”), pursuant to which we sold substantially all of the assets primarily used in connection with our Dallas co-location business for a purchase price of $12.75 million. The sale of this data center resulted in a gain of $6.5 million, net of taxes. The gain was primarily comprised of cash proceeds and escrow funds, net of transaction costs, of $12.4 million, less tax expense of $1.8 million and write-off of $4.2 million of goodwill offset by disposal of net tangible liabilities of the business of $0.1 million.
     As of January 31, 2011, under both the March 2010 Asset Purchase Agreement and the December 2010 Asset Purchase Agreement, we remain liable for up to $17.4 million in future lease payments, subject to the new tenants defaulting on the leases. Under certain defined conditions, such obligation may be removed in the future. There was no default by the new tenants as of January 31, 2011.
     In accordance with ASC 205-20, “Discontinued Operations”, the netASPx business and the three data center operations have been reflected as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. Accordingly, the revenue, cost of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales. Operating results related to these discontinued operations for the three and six months ended January 31, 2011 and 2010 were as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Revenue	$770	$7,461	$2,073	$14,925
Cost of revenue	403	6,118	1,173	11,985
Gross profit	367	1,343	900	2,940
Operating expenses	—	(405)	—	(740)
Interest expense	(99)	(1,678)	(286)	(3,354)

Income (loss) from discontinued operations before income taxes	268	(740)	614	(1,154)
Income taxes	—	(182)	—	(364)

Income (loss) from discontinued operations, as reported	$268	$(922)	$614	$(1,518)

     Interest expense has been allocated to discontinued operations based upon the net amount of debt repaid as a result of the asset sales using the interest rate in effect during the reported periods.

     The Company has elected not to reflect the discontinued operations separately within the condensed consolidated statements of cash flows. As of January 31, 2011, all assets and liabilities related to these discontinued operations were eliminated from our balance sheet. As of July 31, 2010, all assets and liabilities related to our netASPx business and the two co-location data centers sold to Virtustream were eliminated from our balance sheet. The following is a summary of the financial position of the Dallas co-location business as of July 31, 2010:

July 31,
2010
(In thousands)
Current assets	$361
Property and equipment, net	269
Other long term assets	58

Total assets	$688

Current liabilities	$255
Non-current liabilities	453

Total liabilities	$708

Net liabilities of discontinued operations	$20

     As the Dallas asset sale occurred in the second quarter of fiscal year 2011 we are updating the previously filed quarterly financial information for the interim period ended October 31, 2010, to reflect reported financial information, adjusted for discontinued operations, as follows:

	October 31	October 31
	As Reported	Adjusted
	(In thousands)
Revenue	$33,361	$32,058
Gross profit	12,652	12,119

Loss from continuing operations before discontinued operations	(892)	(1,238)
Income taxes	(307)	(307)
Income from discontinued operations	—	346
Accretion of preferred stock dividend	$(995)	$(995)

Net loss attributable to common stockholder	$(2,194)	$(2,194)

Loss from continuing operations per common share	$(0.06)	$(0.07)
Income from discontinued operations per common share	—	0.01

Net loss per common share	$(0.06)	$(0.06)

(6) Property and Equipment
     Property and equipment at January 31, 2011, and July 31, 2010, are summarized as follows:

	January 31,	July 31,
	2011	2010
	(In thousands)
Office furniture and equipment	$4,117	$4,085
Computer equipment	96,303	89,969
Software licenses	18,181	17,289
Leasehold improvements	13,638	14,068

	132,239	125,411
Less: Accumulated depreciation and amortization	(101,866)	(95,497)

Property and equipment, net	$30,373	$29,914

     The estimated useful lives of our property and equipment are as follows: office furniture and equipment, five years; computer equipment, three years; software licenses, the lesser of three years or the life of the license; and leasehold improvements, the lesser of the lease term or the asset’s estimated useful life.
     On December 17, 2010 we sold assets associated with our Dallas co-location business thereby reducing property and equipment, net by $0.2 million. See additional discussion regarding the sale of these data centers in footnote 5, “Discontinued Operations”.

(7) Goodwill and Intangible Assets

(In thousands)
Goodwill as of July 31, 2010	$46,189
Adjustments to goodwill	(4,240)

Goodwill as of January 31, 2011	$41,949

     On December 17, 2010, we sold substantially all of the assets related to our Dallas co-location business, which resulted in a write-off to our reported goodwill of approximately $4.2 million.
     Intangible assets, net, consisted of the following:

	January 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$29,602	$(25,399)	$4,203
Customer-contract backlog	3,400	(3,400)	—
Developed technology	3,140	(2,316)	824
Vendor contracts	700	(700)	—
Trademarks	670	(388)	282
Non-compete agreements	206	(206)	—

Intangible assets, net	$37,718	$(32,409)	$5,309

	July 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer lists	$29,812	$(24,667)	$5,145
Customer-contract backlog	3,400	(3,400)	—
Developed technology	3,140	(2,046)	1,094
Vendor contracts	700	(700)	—
Trademarks	670	(332)	338
Non-compete agreements	206	(204)	2

Intangible assets, net	$37,928	$(31,349)	$6,579

     Intangible-asset amortization expense for the three and six-months ended January 31, 2011 aggregated $0.6 million and $1.3 million, respectively, and for the three and six months ended January 31, 2010 was $0.7 million and $1.4 million, respectively. During the six months ended January 31, 2011, we adjusted the intangible assets and accumulated amortization by $0.2 million to reflect the disposal of acquired intangible assets related to the Dallas co-location business, sold in December 2010. Intangible assets are being amortized over estimated useful lives ranging from two to eight years.
     The amount reflected in the table below for fiscal year 2011 includes year-to-date amortization. Amortization expense related to intangible assets for the next five years is projected to be as follows:

Year Ending July 31,	(In thousands)
2011	$2,538
2012	$2,393
2013	$903
2014	$726
2015	$19

(8) Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2011	2010
	(In thousands)
Accrued payroll, benefits and commissions	$3,402	$4,359
Accrued accounts payable	4,631	4,965
Accrued interest	593	691
Accrued sales/use, property and miscellaneous taxes	1,760	990
Accrued legal	378	151
Other accrued expenses and current liabilities	1,717	1,748

	$12,481	$12,904

(9) Debt
     Debt consists of the following:

	January 31,	July 31,
	2011	2010
	(In thousands)
Total term loan	$40,952	$49,152
Other debt	3,703	4,024

Total debt	44,655	53,176
Less current portion, term loan, revolver and other debt	3,703	4,150

Long-term term loan	$40,952	$49,026

Senior Secured Credit Facility
     In June 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicated lending group. The Credit Agreement consisted of a six-year single-draw term loan (the “Term Loan”) totaling $90.0 million and a five-year $10.0 million revolving-credit facility (the “Revolver”). Proceeds from the Term Loan were used to pay our obligations under our prior senior secured term loan and senior secured revolving credit facility with Silver Point Finance LLC, (“Silver Point Debt”), to pay fees and expenses totaling approximately $1.5 million related to the closing of the Credit Agreement, to provide financing for data-center expansion (totaling approximately $8.7 million) and for general corporate purposes. Borrowings under the Credit Agreement were guaranteed by us and certain of our subsidiaries.
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
     In February 2010, we entered into Amendment, Waiver and Consent Agreement No. 7 (“Amendment No. 7”). Amendment No. 7 provided for certain required waivers with respect to the security interest in the assets of netASPx transferred post sale and modified the definition of fixed charges to exclude certain prior capital expenditures related to the netASPx business and other contemplated asset sales as well as excluded from our third quarter fixed charge covenant calculation and the purchase of capital equipment to support a recent new customer contract.
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
     In December 2010, we entered into Waiver and Amendment No. 9 (“Amendment No. 9”). Amendment No. 9, among other things, (i) provided for certain required waivers with respect to the security interest in the assets of the Dallas data center, (ii) provided for the retention, forfeiture or delivery to the Company of Qualified Capital Stock from employees up to the lesser of (a) $100,000 in any fiscal year or (b) the Company’s minimum statutory withholding obligations and (iii) modified certain covenants to reflect the sale of the Dallas co-location business for the fiscal quarters ending January 31, April 30, July 31 and October 31, 2011.
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
     At January 31, 2011, $44.5 million was outstanding under the Amended Credit Agreement, of which $3.5 million was outstanding under the Revolver. We were in compliance with the covenants under the Amended Credit Agreement as of January 31, 2011.
(10) Fair-Value Measures and Derivative Instruments
     In May 2006, we purchased an interest rate cap on a notional amount of 70% of the then outstanding principal of the Silver Point Debt. In June 2007, upon refinancing of the Silver Point Debt, we maintained the interest rate cap, as the Credit Agreement required a minimum notional amount of 50% of the outstanding principal of the Credit Agreement. In October 2007, in connection with the execution of the Amended Credit Agreement in September 2007, we purchased an additional interest-rate cap, totaling $10.0 million of notional amount, as the Amended Credit Agreement required that we hedge a minimum notional amount of 50% of all Indebtedness, as defined in the Amended Credit Agreement. In March and July 2009, we amended the $10.0 million interest-rate cap previously purchased to increase the notional amount by $3.0 million and $3.0 million, respectively, to a total of $16.0 million. As of January 31, 2011, the fair value of these interest-rate derivatives (representing a notional amount of approximately $43.6 million at January 31, 2011) was approximately $10,000, which is included in “Other assets” in our condensed consolidated balance sheets. The change in fair value during the three and six-months ended January 31, 2011, of approximately $6,000 and $2,000, respectively, were charged to Other income, net.
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

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair-value measurement. Our interest-rate derivatives required to be measured at fair value on a recurring basis, and where they are classified within the hierarchy, as of January 31, 2011 and July 31, 2010, are as follows:

	Level 1	Level 2	Level 3	Total
Interest-rate derivatives as of January 31, 2011	—	$10,000	—	$10,000

Interest-rate derivatives as of July 31, 2010	—	$8,000	—	$8,000

     Interest-rate derivatives. The initial fair values of these instruments were determined by our counterparties, and we continue to value these securities based on quotes from our counterparties. Our interest-rate derivative is classified within Level 2, as the valuation inputs are based on quoted prices and market-observable data. The change in fair value for the three and six months ended January 31, 2011 and 2010 was a gain of approximately $6,000 and $2,000, and a loss of $33,000 and $34,000, respectively.
     Fair value of non-derivative financial instruments. Long-term debt is carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825-10 (“FASB ASC 825-10”). The fair value of the term loan was determined using current trading prices obtained from indicative market data on the term debt.
     A summary of the estimated fair value of our financial instruments as of January 31, 2011, and July 31, 2010, follows (in thousands):

	January 31, 2011		July 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan — short term	$—	$—	$126	$121
Term loan — long term	40,952	40,952	49,026	47,065

Total term loan	$40,952	$40,952	$49,152	$47,186
Revolver	$3,524	$3,524	$4,024	$3,742
(11) Commitments and Contingencies
     (a) Leases and Other Commitments
Minimum annual rental commitments under operating leases and other commitments are, as of January 31, 2011, as follows:

		Less than					After
Description	Total	1 Year	Year 2	Year 3	Year 4	Year 5	Year 5
	(In thousands)
Short/long-term debt	$44,655	$3,703	$424	$40,528	$—	$—	$—
Interest on debt(a)	9,006	3,801	3,786	1,419	—	—	—
Capital leases	7,314	5,389	1,925	—	—	—	—
Operating leases(b)	8,802	2,104	2,167	2,232	2,299	—	—
Bandwidth commitments	1,302	715	377	204	6	—	—
Property leases(b)(c)	46,670	6,734	6,651	6,573	6,591	6,576	13,545

	$117,749	$22,446	$15,330	$50,956	$8,896	$6,576	$13,545

(a)	Interest on debt assumes that LIBOR is fixed at 3.15%, as this is the minimum interest required under our credit agreement.

(b)	Future commitments denominated in foreign currency are fixed at the exchange rates as of January 31, 2011.

(c)	Amounts exclude certain common area maintenance and other property charges that are not included within the lease payment.

     Total bandwidth expense for bandwidth commitments was $0.8 million and $1.9 million for the three and six months ended January 31, 2011, respectively, and $1.1 million and $2.1 million for the three and six months ended January 31, 2010, respectively.
     Total rent expense for property leases was $2.9 million and $5.7 million for the three and six months ended January 31, 2011, respectively, and $2.4 million and $4.8 million for the three and six months ended January 31, 2010, respectively.
     With respect to the property-lease commitments listed above, certain cash amounts are restricted pursuant to terms of lease agreements with landlords. At January 31, 2011, restricted cash of approximately $1.3 million related to these lease agreements consisted of certificates of deposit and a treasury note and are recorded at cost, which approximates fair value. These amounts are included in “Prepaid expenses and other current assets” and “Restricted cash” captions on the condensed consolidated balance sheets.
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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. One appellant timely filed an opening brief, a second appellant filed an untimely brief on October 7, 2010 as well as an amended brief on November 5, 2010 and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.
     On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.
     On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. We do not expect that this claim will have a material impact on our financial position or results of operations.
Pending Class Action lawsuits
     On February 8, 2011, a purported class action lawsuit was filed against NaviSite, Time Warner Cable Inc. (“TWC”), Avatar Merger Sub Inc., a wholly-owned subsidiary of TWC (“Merger Sub”), our directors and certain of our officers in the United States District Court for the District of Massachusetts, under the caption Tansey v. NaviSite, Inc., et al. The lawsuit alleges, among other things, breach of fiduciary duty by the directors and officers in connection with the acquisition contemplated by that certain Agreement and Plan of Merger, dated as of February 1, 2011 by and among NaviSite, TWC and Merger Sub (the “Merger Agreement”), and asserts aiding and abetting claims against NaviSite, TWC and Merger Sub. Subsequently, on March 9, 2011, the plaintiff in this lawsuit filed an amended complaint, including the same allegations described above and adding an allegation that the directors and officers breached their fiduciary duty by making inadequate disclosures in our preliminary proxy statement. The plaintiff seeks certain equitable relief, including enjoining the acquisition, and attorney’s fees and other costs. We believe that this lawsuit is without merit and intend to vigorously defend our position.
     On February 9, 2011, a second purported class action lawsuit, captioned Chain v. Ruhan, et al., C.A. No. 11-0514-BLS, was filed against NaviSite, TWC, Merger Sub and our directors in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. The lawsuit alleges, among other things, that our directors breached their fiduciary duties in connection with the acquisition contemplated by the Merger Agreement by, among other things, failing to maximize the value of NaviSite, and asserts a claim for aiding and abetting the breach of fiduciary duty claim against NaviSite, TWC and Merger Sub. The plaintiff seeks equitable relief, including enjoining the acquisition, to rescind the transaction if not enjoined, damages, attorneys’ fees and other costs. We believe the claims are without merit and intend to vigorously defend against the claims asserted in the lawsuit.
(12) Income Taxes
     We recorded an income tax benefit of $0.3 million and an income tax expense of $0.3 million during the three months ended January 31, 2011 and 2010, respectively. We recorded an income tax expense of $0.1 and $0.7 million during the six months ended January 31, 2011 and 2010, respectively. The income tax benefit and expense in the three and six months ended January 31, 2011, respectively, resulted from losses incurred during the quarter and six months that will be offset by the tax impact of the gain from the disposal of assets recorded within discontinued operations, net of deferred tax expense resulting from tax goodwill amortization related to the asset acquisitions of Surebridge Inc., AppliedTheory business, Alabanza and iCommerce. For financial statement purposes, goodwill is not amortized for any acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as net-operating-loss (“NOL”) carryforwards that expire within a definite period.
     In addition, we recorded net income tax expense of $1.8 million within discontinued operations during the three and six months ended January 31, 2011. The net income tax expense recorded within discontinued operations in fiscal 2011 is due to the sale of the assets of the Clearblue Technologies/Dallas, Inc. business during the three months ended January 31, 2011, which will be offset by the tax benefit recorded within continuing operations, and state tax expense associated with the disposition. For federal income tax purposes, the gain from the dispositions of the Clearblue Technologies/Dallas, Inc. business will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.
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
     At January 31, 2011 and July 31, 2010, respectively, a valuation allowance has been recorded against our gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly.
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
     We have, after taking into consideration NOLs expected to expire unused due to the calendar years 2007 and 2002 Section 382 limitations for ownership changes, NOL carryforwards for federal and state tax purposes of approximately $146.2 million. The federal NOL carryforwards will expire from fiscal year 2015 to fiscal year 2029, and the state NOL carryforwards will expire from fiscal year 2012 to fiscal year 2029. We have foreign NOL carryforwards of $5.0 million that may be carried forward indefinitely.

(13) Related-Party Transactions
     We provide hosting services for Global Marine Systems, which is controlled by the chairman of our board of directors. During the three and six months ended January 31, 2011 and 2010, we generated revenues of approximately $35,000 and $70,000, and $36,000 and $72,000, respectively, under this arrangement, which has been included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at January 31, 2011 and July 31, 2010, related to this related party were not significant.
     During the three and six months ended January 31, 2011 and 2010, we performed professional and hosting services for a company whose chief executive officer is related to our former chief executive officer and current board member. For the three and six months ended January 31, 2011 and 2010, revenue generated from this company was approximately $7,000 and $12,000, and $38,000 and $96,000, respectively, which amounts are included in “Revenue, related parties,” in our condensed consolidated statements of operations. The accounts-receivable balances at January 31, 2011 and July 31, 2010, related to this related party were not significant.
     On February 4, 2008, one of our subsidiaries, NaviSite Europe Limited, entered into — and we guaranteed — a Lease Agreement (the “Lease”) for approximately 10,000 square feet of data-center space located in Caxton Way, Watford, U.K. (the “Data Center”), with Sentrum III Limited. The Lease had an original 10-year term. NaviSite Europe Limited and the Company are also parties to a services agreement with Sentrum Services Limited for the provision of services within the data center. On January 29, 2010, the Lease was amended to shorten the term from 10-years to 7-years and certain of our termination rights were removed. The lease term modification changed the accounting treatment for this lease from a capital lease to an operating lease. The capital lease obligation was reduced by $10.5 million; the corresponding leasehold improvement balance declined $9.4 million from the reported balances as of July 31, 2009 and we recorded $1.1 million of deferred income associated with the transaction to be recognized straight-line as future reductions in rent expense over the remaining lease term. During the three and six months ending January 31, 2011 and 2010 we paid $0.7 million, $1.3 million, $0.7 million and $1.3 million, respectively, under these lease arrangements. The chairman of our board of directors has a financial interest in each of Sentrum III Limited and Sentrum Services Limited.
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
(14) Subsequent Events — Time Warner Cable Inc. and Avatar Merger Sub Inc.
     On February 1, 2011, TWC, the Company and the Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company. As a result of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of TWC.
     Upon the consummation of the merger: (a) each share of our Common Stock, issued and outstanding immediately prior to the merger (other than (i) shares owned by the Company, TWC or Merger Sub or any wholly owned subsidiary of the foregoing (“Excluded Shares”), and (ii) shares in respect of which appraisal rights are properly sought (“Dissenting Shares”)) and, subject to certain exceptions, each share of restricted Common Stock, will be converted into the right to receive $5.50 in cash, without interest (“Common Stock Merger Consideration”); and (b) each share of our Series A Convertible Preferred Stock, issued and outstanding immediately prior to the merger (other than Excluded Shares and Dissenting Shares) will be converted into the right to receive $8.00 in cash, without interest. All accrued and unpaid dividends on the Series A Convertible Preferred Stock through the consummation of the merger will be paid in-kind immediately prior to the merger and will be deemed outstanding at such time.
     Upon the consummation of the merger, each outstanding qualified or nonqualified option to purchase shares of Common Stock (“Company Stock Options”) under any employee equity incentive plan or arrangement of the Company other than the Company’s Amended and Restated 1999 Employee Stock Purchase Plan (“Company Equity Incentive Plans”) will be converted into the right to receive an amount equal to the product of (x) the excess, if any, of the Common Stock Merger Consideration over the exercise price of each such Company Stock Option multiplied by (y) the number of unexercised shares of Common Stock subject thereto (the “Closing Option Merger Consideration”). Upon the consummation of the merger, all such Company Stock Options will be cancelled and will represent only the right to receive the Closing Option Merger Consideration.
     The completion of the merger is subject to customary conditions, including without limitation: (i) the approval of the merger by our stockholders; and (ii) expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Company and TWC filed their respective notification and report forms pursuant to the HSR Act with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission on February 15, 2011.
     The Merger Agreement contains certain termination rights for the Company and TWC, including, subject to the terms of the Merger Agreement, if our board of directors determines to accept a “Superior Proposal” (as defined in the Merger Agreement). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay TWC a termination fee of $7.5 million and reimburse the fees and expenses of TWC up to $1.5 million.
     On February 1, 2011, in conjunction with the Merger Agreement, we entered into Consent No. 10 to the Amended Credit Agreement. Consent No. 10 provided for the required consent under the Amended Credit Agreement to allow the Company to enter into the Merger Agreement provided that the Company shall have paid in full all outstanding obligations under the Amended Credit Agreement and shall have terminated all commitments thereunder at the closing of the merger.

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
Overview
     NaviSite is a global information-technology (“IT”) provider of cloud enabled enterprise-hosting, managed applications services, and utility based cloud computing services. We help more than 1,200 customers reduce the cost and complexity of IT, increase the performance and availability of the IT infrastructure, and free-up IT resources to focus on their core businesses by offering a comprehensive suite of customized IT-as-a-service solutions. Our goal is to be the leading provider for cloud based enterprise-hosting and managed-application services and stand alone cloud services by leveraging our deep knowledge, experience, technology platform, and commitment to our customers’ success.
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
     We provide our services from a global platform of 9 data centers in the United States and in the United Kingdom, totaling approximately 147,000 square feet of usable space, and two redundant network operations centers (“NOC”) located in India and Andover, Massachusetts. Our NaviCloud MCS services are currently offered from nodes in our San Jose, California and Andover, Massachusetts facilities. Using this infrastructure, we leverage innovative and scalable uses of technology along with the subject-matter expertise of our professional staff to deliver cost-effective, flexible technology solutions that provide responsive and predictable levels of service to meet our customers’ business needs. These solutions often augment a customer’s existing operation as a transparent extension of their IT infrastructure and staff. Combining our technology, domain expertise and competitive fixed-cost infrastructure, we offer our customers the cost and functional advantages of outsourcing with a proven partner like NaviSite. We are dedicated to delivering quality services and meeting rigorous standards, including maintaining our SAS 70 Type II compliance and Microsoft Gold and Oracle Certified Partner certifications.
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
•	Managed Hosting Services — Support provided for hardware and software located in one of our managed services data centers. We also provide bundled offerings packaged as content-delivery services. Specific services include:
-	dedicated and virtual servers;

-	business continuity and disaster recovery;

-	connectivity;

-	content distribution;

-	database administration and performance tuning;

-	help desk support;

-	hardware management;

-	monitoring;

-	network management;

-	security;

-	server and operating management; and

-	storage management.
•	Software-as-a-Service — Enablement of SaaS to the ISV community. Services include SaaS starter kits and services specific to the needs of ISVs that want to offer their software in an on-demand or subscription mode.

•	Co-location — Physical space offered in a data center. In addition to providing the physical space, NaviSite offers environmental support, specified power with backup power generation and network-connectivity options.
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
•	ERP Managed Application Services — Defined full life cycle managed application services provided for specific packaged applications. Services include implementation, upgrade assistance, monitoring, diagnostics, problem resolution and functional end-user support. Applications include:
-	Oracle e-Business Suite;

-	PeopleSoft Enterprise;

-	Siebel;

-	JD Edwards;

-	Hyperion;

-	Deltek Costpoint;

-	Microsoft Dynamics;

-	Microsoft Exchange; and

-	Lotus Domino.
•	ERP Professional Services — Planning, implementation, optimization, enhancement and upgrades for supported third-party ERP applications beyond the scope of normal operations.

•	Custom-Development Professional Services — Planning, implementation, optimization and enhancement for custom applications developed by us or our customers.
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
     We currently serve over 1,200 customers. Our hosted customers typically enter into service agreements for a term of one to five years, with monthly payments, that provide us with a recurring revenue base. Our revenue growth comes from adding new customers and delivering additional services to existing customers. Our recurring revenue base is affected by new customers and renewals and terminations with existing customers. We continue to experience increasing recurring revenues from both new and existing customers off-set by a decline from our professional-services related revenues.

     In August 2007 we acquired the assets of Alabanza, LLC, and Hosting Ventures, LLC (collectively, “Alabanza”), and all of the issued and outstanding stock of Jupiter Hosting, Inc. (“Jupiter”). These acquisitions provided additional managed-hosting customers, proprietary software for provisioning and additional data-center space in the Bay Area market. In September 2007 we acquired netASPx, Inc. (“netASPx”), an application-management service provider, and in October 2007 we acquired the assets of iCommerce, Inc., a re-seller of dedicated hosting services. All of these acquisitions were accounted for using the purchase method of accounting, and, as such, the results of operations and cash flow related to these acquisitions were included in our consolidated statements of operations and consolidated statement of cash flows from their respective dates of acquisition. During fiscal year 2010, we completed two separate asset sales transactions. In February 2010 we sold substantially all of the assets of our netASPx business and in March 2010 we sold two of our co-location data centers. In addition, during fiscal 2011, we sold substantially all of the assets of our Dallas co-location business. Net proceeds from the sales were used to reduce our outstanding debt obligations. We have accounted for the sales of these assets as discontinued operations (see Note 5 Discontinued Operations). The results of operations for the three and six months ended January 31, 2011 and 2010 reflect this accounting treatment.
Recent Developments
     On February 1, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Time Warner Cable Inc., a Delaware corporation (“TWC”), and Avatar Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TWC (the “Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of TWC. The all-cash deal provides for a purchase price of $5.50 per share for each share of the Company’s common stock and a purchase price of $8.00 per share for each share of the Company’s Series A Convertible Preferred Stock, in each case without interest and less any applicable withholding tax. The Merger Agreement was unanimously approved by our board of directors, acting upon the unanimous recommendation of a special committee composed of independent directors of our board.
     Consummation of the merger is subject to various customary conditions, including approval of the merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require TWC’s approval. Such actions include issuance of stock, incurring debt in excess of $4.0 million, payment of dividends other than the regular quarterly in-kind dividends payable on the outstanding shares of the Series A Convertible Preferred Stock, acquisitions, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other actions.

Results of Operations for the Three and Six-Months Ended January 31, 2011 and 2010
     The following table sets forth the percentage relationships of certain items from our condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Revenue, net	99.9%	99.8%	99.9%	99.7%
Revenue, related parties	0.1%	0.2%	0.1%	0.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue, excluding depreciation and amortization	49.5%	48.3%	48.8%	48.8%
Depreciation and amortization	14.8%	13.3%	14.5%	13.3%

Total cost of revenue	64.3%	61.6%	63.3%	62.1%

Gross profit	35.7%	38.4%	36.7%	37.9%
Operating expenses:
Selling and marketing	14.6%	16.8%	14.7%	16.5%
General and administrative	21.1%	17.6%	21.5%	18.1%

Total operating expenses	35.7%	34.4%	36.2%	34.6%

Income from operations	0.0%	4.0%	0.5%	3.3%
Other income (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(4.5)%	(6.9)%	(4.5)%	(7.4)%
Other income (expense), net	1.0%	0.6%	0.3%	0.5%

Loss from continuing operations before income taxes	(3.5)%	(2.3)%	(3.7)%	(3.6)%
Income tax benefit (expense)	0.8%	(1.0)%	(0.0)%	(1.1)%

Loss from continuing operations	(2.7)%	(3.3)%	(3.7)%	(4.7)%
Income (loss) from discontinued operations, net of income taxes	0.8%	(3.1)%	0.9%	(2.5)%
Gain on sale of discontinued operations, net of income taxes	19.9%	—	10.0%	—

Net income (loss)	18.0%	(6.4)%	7.2%	(7.2)%
Accretion of preferred stock dividends	(3.1)%	(3.1)%	(3.1)%	(3.1)%

Net income (loss) attributable to common stockholders	14.9%	(9.5)%	4.1%	(10.3)%

Revenue
     We derive our revenue from managed-IT services — including cloud computing services, hosting, managed application and co-location services comprised of a variety of service offerings and professional services — to both enterprise and mid-market companies and organizations. These entities include mid-sized companies, divisions of large multinational companies and government agencies.
     Total revenue for the three months ended January 31, 2011, increased 7% to approximately $32.4 million from approximately $30.2 million for the three months ended January 31, 2010. The overall increase of approximately $2.2 million in revenue was mainly due to an increase of $2.4 million in our enterprise-hosting and application services revenue to new and existing customers during the quarter and an increase of approximately $0.3 million in revenues from our employment-service website, America’s Job Exchange (“AJE”). These revenue increases were partially off-set by a $0.6 million reduction in professional-services revenue. Revenue from related parties during the three months ended January 31, 2011 and 2010 totaled $42,000 and $74,000, respectively.
     Total revenue for the six months ended January 31, 2011, increased 8% to approximately $64.4 million from approximately $59.6 million for the six months ended January 31, 2010. The overall increase of approximately $4.8 million in revenue was mainly due to a $5.4 million increase in enterprise-hosting and application services to new and existing customers and an increase of approximately $0.5 million from AJE. These increases to revenue were off-set by a $1.1 million reduction in professional-services revenues. Revenue from related parties during the six months ended January 31, 2011 and 2010 totaled $82,000 and $168,000, respectively.
Cost of Revenue and Gross Profit

     Cost of revenue consists primarily of salaries and benefits for operations personnel, bandwidth fees and related Internet-connectivity charges, equipment costs and related depreciation and costs to run our data centers, such as rent and utilities.
     Total cost of revenue for the three months ended January 31, 2011, increased approximately $2.2 million to $20.8 million from approximately $18.6 million during the three months ended January 31, 2010. As a percentage of revenue, total cost of revenue increased to 64.3% during the three months ended January 31, 2011, from 61.6% during the three months ended January 31, 2010. The overall increase of approximately $2.2 million was primarily due to increased facilities-related expense, including rent, utilities and telecommunication, of approximately $0.8 million, due mainly to the January 2010 change in equipment lease classification from capital to operating resulting from the equipment lease modification in our UK data center; increased depreciation expense of $0.8 million due to increased capital spending to support our increased customer base and new cloud platform; higher software- and hardware-maintenance and licensing costs of approximately $0.4 million and increased employee related expenses of $0.4 million. These expense increases of approximately $2.4 million were partially offset by decreased travel and billable expenses of $0.2 million related primarily to lower professional services revenue.
     Total cost of revenue for the six months ended January 31, 2011, increased approximately 10% to $40.8 million, from approximately $37.0 million during the six months ended January 31, 2010. As a percentage of revenue, total cost of revenue for the six months ended January 31, 2011, increased to 63.3%, from 62.1% during the same period in the prior year. The overall increase of approximately of $3.8 million was primarily due to: increased facilities-related expense, including rent, utilities and telecommunication, of approximately $1.4 million, due mainly to the January 2010 change in equipment lease classification from capital to operating resulting from the equipment lease modification in our UK data center; increased depreciation and amortization expense of $1.4 million due to increased capital spending to support our increased customer base and new cloud platform; higher software- and hardware-maintenance and licensing costs of approximately $0.9 million and increased employee related expenses of $0.6 million. These expense increases of approximately $4.3 million were partially offset by decreased travel and related expenses of $0.3 million related primarily to lower professional services revenue and a decrease of $0.2 million related to tax.
     Gross profit for the three months ended January 31, 2011 and 2010 remained relatively consistent at approximately $11.5 million and $11.6 million, respectively. Gross profit for the three months ended January 31, 2011, decreased 2.7% to 35.7% of total revenue, compared to 38.4% of total revenue for the three months ended January 31, 2010. Gross profit of approximately $23.6 million for the six months ended January 31, 2011, increased approximately $1.0 million, or 4.7%, from a gross profit of approximately $22.6 million for the six months ended January 31, 2010. Gross profit for the six months ended January 31, 2011, represented 36.7% of total revenue, compared to 37.9% of total revenue for the six months ended January 31, 2010. Our gross profit percentage was negatively impacted during the periods discussed, as compared to the same periods in the prior year primarily due to the change in accounting for the UK equipment lease and increased costs to support our cloud service offering for which revenue is only beginning to be recognized.
Operating Expenses
     Selling and Marketing — Selling and marketing expense consists primarily of salaries and related benefits, commissions and marketing expenses such as advertising, product literature, trade-show costs and marketing and direct-mail programs.
     Selling and marketing expense decreased 7.4% to approximately $4.7 million, or 14.6% of total revenue, during the three months ended January 31, 2011, from approximately $5.1 million, or 16.8% of total revenue, during the three months ended January 31, 2010. The decrease of approximately $0.4 million resulted primarily from the decrease of approximately $0.8 million in salary and other employee related expenses, including a decrease of approximately $0.5 million related to commission expense, offset by increased marketing program costs of approximately $0.4 million related to our increased spend on our cloud launch and other lead generation activities.
     Selling and marketing expense decreased 3.4% to approximately $9.5 million, or 14.7% of total revenue, during the six months ended January 31, 2011, from approximately $9.8 million, or 16.5% of total revenue, during the six months ended January 31, 2010. The decrease of approximately $0.3 million resulted primarily from the decrease of approximately $1.4 million in salary and other employee related expenses, inclusive of a decrease in commission expense of approximately $0.9 million, offset by an increase in marketing program costs of $0.7 million related to our increased spend on our cloud launch and other lead generation activities, and an increase of approximately $0.4 million in travel and depreciation expense.

     General and Administrative — General and administrative expense includes the costs of financial, human-resources, IT and administrative personnel, professional services, bad debt and corporate overhead.
     General and administrative expense increased $1.5 million or 28.7% to approximately $6.8 million, or 21.1% of total revenue, during the three months ended January 31, 2011, from approximately $5.3 million, or 17.6% of total revenue, during the three months ended January 31, 2010. The increase of approximately $1.5 million was primarily attributable to the activities of the special committee of the board of directors in connection with the pending merger transaction.
     General and administrative expense increased 28.2% to approximately $13.9 million, or 21.5% of total revenue, during the six months ended January 31, 2011, from approximately $10.8 million, or 18.1% of total revenue, during the six months ended January 31, 2010. During the first quarter of fiscal year 2011, our former chief executive officer resigned, resulting in an increase to general and administrative expense related to severance and stock compensation charges of approximately $0.3 million, accelerated depreciation expense of $0.5 million related to the write-off of leasehold improvements, and lease abandonment costs of $0.1 million. The leasehold improvements and lease abandonment related to the office space which was previously utilized, and subsequently assigned to, our former chief executive officer as part of his termination agreement. General and administrative expense also increased over the prior period due to an increase of approximately $1.8 million in connection with the activities of the special committee of the board of directors, inclusive of $1.0 million in legal fees, $0.7 million in financial advisor and board compensation and $0.1 million of other miscellaneous expenses. In addition, salary and other employee related expenses increased by approximately $0.3 million and software- maintenance expense increased by approximately $0.1 million.
Interest Income
     Interest income remained relatively consistent during the three and six months ended January 31, 2011 and 2010. We recognized minimal interest income during the reporting periods due to the fact that interest rates were low and we used available cash to pay down outstanding debt.
Interest Expense
     During the three and six months ended January 31, 2011, interest expense decreased approximately $0.6 and $1.5 million from the three and six months ended January 31, 2010. The decreases were primarily due to lower average outstanding term-loan balance in the current year as compared to the prior year. We paid down the term-loan by approximately $60 million over the course of the past twelve months from proceeds from the netASPx business and data center asset sales. The interest rate was also reduced effective February 1, 2010 as a result of our ability to reduce the leverage ratio to a predetermined threshold.
Other Income (Expense), Net
     Other income (expense), net, was approximately $0.3 million for the three months ended January 31, 2011 as compared to $0.2 million for the three months ended January 31, 2010. The Other income (expense), net, recorded during these periods was primarily attributable to foreign exchange gain (loss) and other miscellaneous income. In addition, in fiscal year 2010 other income also included income from subleases. The net increase of $0.1 million was primarily due to a gain reported on the resolution of acquired liabilities.
     Other income (expense), net was approximately $0.2 million and $0.3 million for the six months ended January 31, 2011 and 2010, respectively. The Other income (expense), net recorded is primarily attributable to sublease income and other miscellaneous income. Other income (expense), net decreased during the six months ended January 31, 2011 as compared to the same period in the prior year and was attributable to changes in foreign currency fluctuation.
Income Taxes
     We recorded an income tax benefit of $0.3 million and an income tax expense of $0.3 million during the three months ended January 31, 2011 and 2010, respectively. We recorded an income tax expense $0.1 and $0.7 million during the six months ended January 31, 2011 and 2010, respectively. The income tax benefit and expense in the three and six months ended January 31, 2011, respectively, resulted from losses incurred during the quarter and six months that will be offset by the tax impact of the gain from the disposition of assets recorded within discontinued operations, net of deferred tax expense resulting from tax goodwill amortization related to the asset acquisitions from Surebridge, Inc., AppliedTheory business, Alabanza and iCommerce. The income tax expense recorded in the three and six months ended January 31, 2010 related to deferred tax expense resulting from tax goodwill amortization related to the asset acquisitions from Surebridge, Inc., AppliedTheory business, Alabanza and iCommerce. No deferred tax benefit was recorded for the losses incurred due to a valuation allowance recognized against deferred tax assets. The deferred tax expense resulted from tax-goodwill amortization related to the Surebridge, Inc. asset acquisition in June 2004, the acquisition of certain AppliedTheory Corporation assets by Clearblue Technologies Management, Inc., a subsidiary of the Company, before the pooling of interests in December 2002, the asset acquisition of Alabanza in September 2007 and the asset acquisition of iCommerce in October 2007. Accordingly, the acquired goodwill and intangible assets for these acquisitions are amortizable for tax purposes over 15 years. For financial-statement purposes goodwill is not amortized for any of these acquisitions but is tested for impairment annually. Tax amortization of goodwill results in a taxable temporary difference, which will not reverse until the goodwill is impaired or written off. The resulting taxable temporary difference may not be offset by deductible temporary differences currently available, such as NOL carryforwards, which expire within a definite period.
Income (Loss) from Discontinued Operations
     During the quarter ended January 31, 2011, we completed an asset sale transaction whereby we sold substantially all of the assets primarily used in connection with our Dallas co-location business. We have accounted for the sale of these assets as discontinued operations (see Footnote 5 Discontinued Operations to the condensed consolidated financial statements). Accordingly, the revenue, costs of revenue, expenses, applicable interest expense and income taxes have been broken out separately for these assets to determine the loss from discontinued operations from these sales. In addition, during fiscal year 2010, we completed two other separate asset sales transactions, also accounted for as discontinued operations.
     Income (loss) from discontinued operations was a gain of $0.3 million and $0.6 million for the three and six months ended January 31, 2011 as compared to a loss of $0.9 million and $1.5 million for the three and six months ended January 31, 2010. The gain reported in fiscal year 2011 was attributable solely to the Dallas co-location business whereby the loss reported in fiscal year 2010 was inclusive of all three asset sales transactions occurring in fiscal years 2011 and 2010. The Dallas co-location business has historically been profitable yielding approximately $0.3 million of net income per quarter. The loss from discontinued operations of $0.9 million and $1.5 million, for the three and six months ended January 31, 2010, respectively, was due primarily to losses from the netASPx business and the initial two co-location asset sales, off-set by income from the Dallas co-location business. The netASPx business accounted for $0.8 million and $1.3 million of the losses for the three and six months ended January 2010, respectively. Losses attributed to netASPx during these periods were primarily attributed to low gross margins due to a reduction in professional services revenues, coupled with significant interest expense attributed to the discontinued netASPx business of $1.3 million and $2.6 million, for the three and six months ended January 31, 2010, respectively.
Gain on Sale of Discontinued Operations
     During the three months ended January 31, 2011, we recognized a gain on sale of discontinued operation of $6.4 million. The gain was based on the Dallas collocation business sales proceeds, net of transaction costs, of $12.4 million, less tax expense of $1.8 million, and the write-off of goodwill using a relative-fair value methodology of $4.2 million.
     In addition, we recorded net income tax expense of $1.8 million within discontinued operations during the three and six months ended January 31, 2011, respectively. We recorded no such income tax expense within discontinued operations during the three and six months ended January 31, 2010. The net income tax expense recorded within discontinued operations in fiscal 2011 is due to the sale of the assets of the Clearblue Technologies/Dallas, Inc. co-location business during the three months ended January 31, 2011, which will be offset by the tax benefit recorded within continuing operations, and state tax expense associated with the disposition. For federal income tax purposes, the gain from the disposition of the Clearblue Technologies/Dallas, Inc. co-location business will be offset by net operating losses carried forward from prior years and the current year loss from continuing operations.
Liquidity and Capital Resources

     As of January 31, 2011, our principal sources of liquidity included cash and cash equivalents and a revolving-credit facility of $8.0 million provided under our credit agreement with a lending syndicate. At January 31, 2011, we had borrowed $3.5 million under the revolving-credit facility as compared to $4.0 million outstanding at July 31, 2010. Our current assets, including cash and cash equivalents of $5.1 million, were approximately $5.2 million less than our current liabilities at January 31, 2011, as compared to a negative working capital of $6.5 million, including cash and cash equivalents of $4.6 million, at July 31, 2010.
     Cash and cash equivalents increased approximately $0.5 million for the six months ended January 31, 2011. Our primary sources of cash included approximately $8.7 million in cash provided by operations, $11.5 million in proceeds from the sale of discontinued operations, $1.5 million in proceeds from borrowings on notes payable and $0.5 million in proceeds from stock option exercises and employee stock-purchase plan. The fixed cost nature of our business generally allows us to generate positive operating cash flow from the revenues from new customers that are in excess of customer terminations. Net cash provided by operating activities of approximately $8.7 million for the six months ended January 31, 2011 resulted from net income, adjusted for non-cash items, of $11.0 million coupled with $0.7 million in cash generated from the positive net change in long term assets and liabilities. These cash generators were off-set by an increase in cash used through reduced working capital of $3.0 million. Non-cash items recognized during the six months ended January 31, 2011 included depreciation and amortization expense of $10.4 million, down from $11.6 million from the same period in the prior year due to reduction in intangible assets, stock based compensation expense of $1.5 million and deferred income tax expense of $0.6 million, off-set by a gain on sale of discontinued operations of $6.4 million. The primary uses of cash for the six months ended January 31, 2011, included $10.0 million repayment of notes payable, inclusive of $8.2 million debt reduction from available net proceeds associated with the asset sales during the period. In addition $8.6 million and $2.8 million of cash was used to purchase property, plant and equipment and fund capital-lease obligations, respectively. Our cash flow from operations is dependent on several factors including the overall performance of the managed-IT-services sector as well as our ability to continue to acquire profitable new customers in excess of contract terminations.
     Cash and cash equivalents decreased approximately $9.6 million for the six months ended January 31, 2010. Our primary sources of cash included approximately $17.1 million in cash provided by operations, $2.6 million in proceeds from borrowings on notes payable and $0.7 million in proceeds from stock option exercises and employee stock-purchase plan. Net cash provided by operating activities of $17.1 million for the six months ended January 31, 2010 resulted from the funding of our net loss of $4.3 million offset by $14.6 million of non-cash items, inclusive of $11.6 million in depreciation and amortization, $1.7 million of stock based compensation expense, and $1.0 million of deferred income-tax expense. In addition, we experienced an increase in cash generated from improved working capital of $5.6 million and an increase in cash used from a negative net change in long term assets and liabilities. The primary use of cash for the six months ended January 31, 2010 included $20.0 million repayment of notes payable, $8.1 million for the purchase of property, plant and equipment and $1.9 million of cash was used to fund capital-lease obligations.
     Our current Amended Credit Agreement consists of a six-year term loan, expiring in June 2013 and a five-year revolving-credit facility, expiring in June 2012. The Amended Credit Agreement is subject to prepayment in the case of an event of default. Our revolving-credit facility allows for maximum borrowing of $8.0 million. Outstanding amounts bear interest at either LIBOR plus 6% or, at our option, the Base Rate, as defined in our credit agreement, plus 5%. Interest becomes due, and is payable, quarterly in arrears. In addition to our current Amended Credit Agreement, we have redeemable preferred stock that is redeemable at the option of the holders on or after August 2013. Should additional capital be needed to fund these commitments we may seek to raise additional capital through offerings of the Company’s stock or through debt refinancing. There can be no assurance, however, that we would be able to raise additional capital on terms that are favorable to us, or at all.
     We believe that our existing cash and cash equivalents, cash flow from operations and existing amounts available under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. There are no material capital expenditure commitments as of January 31, 2011. Ongoing capital requirements to grow the business are currently funded and are expected to be primarily funded in the future by cash generated from operations and capital leases as required.
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
     Allowance for Doubtful Accounts. We perform initial and periodic credit evaluations of our customers’ financial conditions. We make estimates of the collectability of our accounts receivable and maintain an allowance for doubtful accounts for potential credit losses. We specifically analyze accounts receivable and consider historical bad debts, customer and industry concentrations, customer creditworthiness (including the customer’s financial performance and its business history), current economic trends and changes in our customers’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for 100% of the balance of customer accounts deemed uncollectible. For all other customer accounts, we reserve as needed based upon our estimates of uncollectible amounts based on historical bad debt. Changes in economic conditions or the financial viability of our customers may result in additional provisions for doubtful accounts in excess of our current estimate. Historically, our estimates have been consistent with actual results. A 5% to 10% unfavorable change in our provision requirements would result in an approximate $0.1 million to $0.2 million decrease to income from operations for the fiscal quarter ended January 31, 2011.
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
     We review the valuation of our goodwill in the fourth quarter of each fiscal year, or on an interim basis, if it is considered more likely than not that an impairment loss has been incurred. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments, and our projections of future operating results and cash flows may vary significantly from actual results. If the assumption that we use in preparing our estimates of our reporting units’ projected performance for purposes of impairment testing differs materially from actual future results, we may record impairment changes in the future and our operating results may be adversely affected. We completed our annual impairment review of goodwill as of July 31, 2010, and concluded that goodwill was not impaired. No impairment indicators have arisen since that date to cause us to perform an impairment assessment since that date. At January 31, 2011 and July 31, 2010, the carrying value of goodwill and other intangible assets totaled $47.3 million and $52.8 million, respectively. Historically, our estimates have been consistent with actual results.
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
     Income Taxes. Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which is now part of FASB ASC 740, “Income Taxes” (“FASB ASC 740”), using the asset-and-liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial-statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At January 31, 2011 and July 31, 2010, respectively, a valuation allowance has been recorded against the gross deferred tax assets since we believe that, after considering all the available objective evidence — positive and negative, historical and prospective, with greater weight given to historical evidence — it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if we can demonstrate a consistent trend of pre-tax income, then, at that time, we may reduce our valuation allowance accordingly. Our federal and state NOL carryforwards at January 31, 2011, totaled $146.2 million. A 5% reduction in our current valuation allowance against these federal and state NOL carryforwards would result in an income-tax benefit of approximately $2.9 million for the reporting period.
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
Not required.

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
     The settlement remains subject to numerous conditions, including the resolution of several appeals that have been filed, in the United States Court of Appeals for the Second Circuit (the “Court of Appeals”), and there can be no assurance that the Court’s approval of the Global Settlement will be upheld in all respects upon appeal. The deadline for appellants to submit their papers to the Court of Appeals was October 6, 2010. One appellant timely filed an opening brief, a second appellant filed an untimely brief on October 7, 2010 as well as an amended brief on November 5, 2010 and the remaining appellants filed a stipulation of dismissal of their appeals pursuant to Fed. R. App. P. 42(d). We believe that the allegations against us are without merit, and, if the litigation continues, we intend to vigorously defend against the plaintiffs’ claims. Because of the inherent uncertainty of litigation, and because the settlement remains subject to numerous conditions and appeals, we are not able to predict the possible outcome of the suits and their ultimate effect, if any, on our business, financial condition, results of operations or cash flows.
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
     The plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals on April 10, 2009, and the underwriter defendants filed a cross-appeal, asserting that the dismissal should have been with prejudice. The appeal and cross-appeal are fully briefed. On October 5, 2010, oral argument was held before the Ninth Circuit Court of Appeals. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.
     On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.
          On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. We do not expect that this claim will have a material impact on our financial position or results of operations.
Pending Class Action lawsuits
     On February 8, 2011, a purported class action lawsuit was filed against the Company, TWC, Merger Sub, our directors and certain of our officers in the United States District Court for the District of Massachusetts, under the caption Tansey v. NaviSite, Inc., et al. The lawsuit alleges, among other things, breach of fiduciary duty by the directors and officers in connection with the acquisition contemplated by the Merger Agreement, and asserts aiding and abetting claims against the Company, TWC and Merger Sub. Subsequently, on March 9, 2011, the plaintiff in this lawsuit filed an amended complaint, including the same allegations described above and adding an allegation that the directors and officers breached their fiduciary duty by making inadequate disclosures in our preliminary proxy statement. The plaintiff seeks certain equitable relief, including enjoining the acquisition, and attorney’s fees and other costs. We believe that this lawsuit is without merit and intend to vigorously defend our position.
     On February 9, 2011, a second purported class action lawsuit, captioned Chain v. Ruhan, et al., C.A. No. 11-0514-BLS, was filed against the Company, TWC, Merger Sub and our directors in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. The lawsuit alleges, among other things, that our directors breached their fiduciary duties in connection with the acquisition contemplated by the merger agreement by, among other things, failing to maximize the value of the Company, and asserts a claim for aiding and abetting the breach of fiduciary duty claim against the Company, TWC and Merger Sub. The plaintiff seeks equitable relief, including enjoining the acquisition, to rescind the transaction if not enjoined, damages, attorneys’ fees and other costs. We believe the claims are without merit and intend to vigorously defend against the claims asserted in the lawsuit.

Item 1A.	Risk Factors
     Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors,” in our annual report on Form 10-K for the fiscal year ended July 31, 2010. The risks described in our annual report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our pending merger with Time Warner Cable Inc. could adversely affect our business, share price, reputation and results of operations.

          We have entered into a merger agreement with Time Warner Cable Inc. (“TWC”) and Avatar Merger Sub Inc. (“Merger Sub”), dated February 1, 2011, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of TWC. Under the terms of the merger agreement, each outstanding share of common stock of the Company will be cancelled and converted into the right to receive cash in the amount of $5.50 per share and each outstanding share of Series A Convertible Preferred Stock will be cancelled and converted into the right to receive cash in the amount of $8.00 per share, in each case, other than (i) shares owned by the Company, TWC or Merger Sub or any wholly owned subsidiary of the foregoing and (ii) shares in respect of which appraisal rights are properly sought.
          Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with TWC may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with TWC.
          Uncertainty as to our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, vendors, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.
          If the proposed Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the merger agreement, we may be required to pay a termination fee of $7.5 million plus up to $1.5 million in out-of-pocket costs and expenses of TWC and Merger Sub. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.
Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.
          Consummation of the Merger is subject to various customary conditions, including approval of the Merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of certain legal impediments to the consummation of the Merger. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our and our subsidiaries’ respective business prior to closing.
          We cannot predict whether the closing conditions for the pending Merger set forth in the merger agreement will be satisfied. As a result, there can be no assurance that the pending Merger will be completed. If the closing conditions for the pending Merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the Merger is not completed for any other reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.
While the merger agreement is in effect, we are subject to restrictions on our business activities.
          While the merger agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and could otherwise have a material adverse effect on our future results of operations or financial condition.
Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the transactions.
          As discussed in Part II, Item 1 of this report, individuals claiming to be our stockholders filed putative class action lawsuits challenging our pending Merger with TWC. The plaintiffs in these actions seek orders that would, among other things, enjoin our Merger with TWC, rescind the transaction if not enjoined, award plaintiffs and the putative class damages in the event that our Merger with

TWC is consummated, and award plaintiffs costs and expenses, including attorneys’ fees. We also could be subject to additional litigation related to the Merger whether or not the transaction is consummated. While we believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously, these actions create additional uncertainty relating to the Merger and defending the actions is costly and distracting to management. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On September 12, 2007, we acquired the outstanding capital stock of netASPx, an application-management service provider, for a total consideration of $40.8 million. The consideration consisted of $15.5 million in cash, subject to adjustment based on netASPx’s cash at the closing date, and the issuance of 3,125,000 shares of the Series A Convertible Preferred Stock (the “Preferred Stock”) with a fair value of $24.9 million at the time of issuance. The Preferred Stock accrues payment-in-kind (“PIK”) dividends at 12% per annum, payable quarterly. The Preferred Stock is convertible into our common stock, at any time, at the option for the holder, at $8.00 per share, adjusted for stock splits, dividends and other similar adjustments.
     Pursuant to the obligation described above, on December 15, 2010 and March 15, 2011, we issued a PIK dividend of 126,283 and 130,072 shares, respectively, in aggregate, of the Preferred Stock to their holders.
     On March 10, 2011, SPCP Group, LLC and SPCP Group III, LLC exercised (i) warrants, dated as of April 11, 2006 (the “2006 Warrants”), held by each entity for the purchase of 588,696 and 196,232 shares of common stock of the Company, respectively and (ii) warrants, dated as of February 13, 2007 (the “2007 Warrants” and together with the 2006 Warrants, the “Warrants”), held by each entity for the purchase of 311,402 and 103,801 shares of common stock of the Company, respectively.
     The exercise price paid upon exercise of the Warrants was $0.01 per share for a total of $12,001.31, which has been received by the Company.
     The shares sold or issued as described in this Item 2 were not registered under the Securities Act. We relied on the exemption from registration provided by Section 4(2) of the Securities Act as a sale and/or an issuance by us not involving a public offering. No underwriters were involved with the issuance of the Preferred Stock or the issuance of the shares issuable upon exercise of the warrants.

Item 5.	Other Information
     During the quarter ended January 31, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our proxy statement filed on November 1, 2010.

Item 6.	Exhibits
     The exhibits listed in the exhibit index immediately preceding such exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2011	NAVISITE, INC.
	By:	/s/ James W. Pluntze
James W. Pluntze
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of February 1, 2011, by and among Time Warner Cable Inc., NaviSite, Inc. and Avatar Merger Sub Inc. is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 1, 2011 (File No. 000-27597).

2.2
Asset Purchase Agreement, dated as of December 17, 2010, by and among IX Investments, LLC, NaviSite, Inc., Clearblue Technologies/Dallas, Inc. and Cologix Dallas, Inc., by joinder to the Asset Purchase Agreement.

10.1	NaviSite, Inc. Second Amended and Restated Director Compensation Plan.

10.2	Amendment No. 10 to Lease, dated as of November 24, 2010, by and between 400 Minuteman LLC and NaviSite, Inc.

10.3
Waiver and Amendment No. 9, dated as of December 17, 2010, by and among NaviSite, Inc.; certain of its subsidiaries; Canadian Imperial Bank of Commerce, through its New York agency, as issuing bank, administrative agent for the Lenders and as collateral agent for the Secured Parties and the issuing bank; CIBC World Markets Corp., as sole lead arranger, documentation agent and bookrunner; CIT Lending Services Corporation, as syndication agent; and certain affiliated entities.

10.4	Amendment No. 2 to Separation Agreement, dated as of December 28, 2010, by and between Mark Clayman and NaviSite, Inc.

10.5	Amendment No. 2 to Separation Agreement, dated as of December 29, 2010, by and between James W. Pluntze and NaviSite, Inc.

10.6	Amendment No. 2 to Separation Agreement, dated as of December 31, 2010, by and between Denis Martin and NaviSite, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.